Form 10-Q
period 1995-03-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1995-11-14
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      Form 10-Q

          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 1995


                                   OR

          [    ]         TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from   to

                    Commission File Number 0-13984


                        DIVERSIFIED CORPORATE RESOURCES, INC.
                (Exact name of registrant as specified in its charter)


                         Texas                         75-1565578
               (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)        Identification No.)

               12801 North Central Expressway
                         Suite 260
                  Dallas, Texas  75243
               (Address of principal executive offices)

            Registrant's telephone number, including area code:  (214) 458-
          8500

            Former name, former address and former fiscal year if changed since last report:


               Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    No  X

               Number  of   shares  of  common  stock   of  the  registrant
               outstanding on March 31, 1995, was 1,758,211.

                                        Total Number of pages for
                                                    this 10-Q filing:    9

                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS

                                                                    March 31, December 31,
                                                                      1995         1994
            CURRENT ASSETS:                                        (Unaudited)

               Cash and cash equivalents                  $47,563      $ 45,780
               Accounts receivable, less allowance
                 for doubtful accounts of approximately
                 $217,000 and $205,000, respectively    2,034,374     1,874,754
               Refundable federal taxes                         -           225
               Notes receivable                            25,871       25,363
               Prepaid expenses and other current assets  169,806       157,153

               TOTAL CURRENT ASSETS                     2,277,614     2,103,275
            EQUIPMENT, FURNITURE AND LEASEHOLD
               IMPROVEMENTS, NET                          322,161       286,829

            OTHER ASSETS:

               Notes receivable                            5,610         11,533
               Other                                      161,901       161,243
                                                      $ 2,767,286   $ 2,562,880

                       LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

            CURRENT LIABILITIES:

               Accounts payable and accrued expenses  $ 3,208,793  $ 3,143,107
               Current maturities of long-term debt        86,091      101,822
                  TOTAL CURRENT LIABILITIES             3,294,884    3,244,929

            DEFERRED LEASE RENTS                           99,807      117,597
            LONG-TERM DEBT                                107,923      113,240

            COMMITMENTS AND CONTINGENCIES
            STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):

               Preferred stock, $1.00 par value;
                 1,000,000 shares
                 authorized, none issued                        -             -
               Common stock, $.10 par value;
                 10,000,000 shares
               authorized, 1,881,161 shares issued        188,116      188,116
               Additional paid-in capital               3,615,151    3,615,151
               Accumulated deficit                    (4,369,170)    (4,546,728
               Common stock held in treasury
                 (122,950 shares), at cost              (169,425)     (169,425)
               TOTAL STOCKHOLDERS' EQUITY
                  (CAPITAL DEFICIENCY)                  (735,328)     (912,886)
                                                       $2,767,286    $2,562,880


                            See Notes to Consolidated Financial Statements.

                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)




                 For the three months ended
                             March 31,
                                                         1995            1994

            NET SERVICE REVENUES:

               Regular Placements                      $2,220,999    $1,748,895
               Temporary                                  934,650       710,642
               Contract Labor                           1,387,208     1,032,819
                                                         4,542,85    73,492,356

            COST AND EXPENSES                           3,934,683     3,101,678

            INCOME FROM OPERATING ENTITIES                608,174       390,678

            GENERAL AND ADMINISTRATIVE EXPENSES         (390,904)     (365,879)

            OTHER INCOME (EXPENSES):
               Gain on foreclosure of divisional assets         -        16,276
               Interest expense,net                      (59,783)      (37,806)
               Other, net                                  20,071        23,193
                                                         (39,712)         1,663

            INCOME BEFORE INCOME TAXES
               AND EXTRAORDINARY ITEM                     177,558        26,462

            INCOME TAXES, net of tax benefit from utilization
               of net operating loss carryforward               -             -

            INCOME BEFORE EXTRAORDINARY ITEM              177,558        26,462

            EXTRAORDINARY ITEM - gain on troubled debt
               restructuring, net of income tax                 -        21,738

            NET INCOME                                   $177,558       $48,200
            INCOME PER SHARE
               Income before extraordinary item             $ .10          $.02
               Extraordinary Item                               -           .01
            INCOME PER SHARE                                $ .10          $.03

            WEIGHTED AVERAGE COMMON AND
               COMMON SHARES OUTSTANDING                1,758,211     1,758,211


              The Notes to Consolidated Financial Statements are an Integral Part of the
            Financial Statements.


                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                 For the three months ended
                                                                            March 31,
                                                            1995       1994

            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                              $  177,558  $   48,200
               Adjustments to reconcile net income
                to net cash provided by
                operating activities:
               Depreciation                                25,258        25,588
               (Benefit) provision for losses on
                 accounts receivable                       11,644      (24,662)
               Increase in accounts receivable          (171,264)     (650,841)
               Decrease in receivables from net
                 assets repossessed                             -       236,973
               Increase in prepaid expenses and
                 other current assets                    (12,936)      (57,065)
               (Increase) decrease in other assets          5,265     (109,236)
               Increase in fixed assets from foreclosure        -     (223,849)
               Increase in accounts payable
                 and accrued expenses                     178,288       675,613
               Decrease in obligations resulting
                 from settlement agreements                     -      (31,478)
               Decrease in deferred lease rents          (17,790)      (20,955)

                 Net cash provided by (used in)
                   operating activities                   196,023     (131,712)

            CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital Expenditures                      (60,590)      (10,212)
                 Net cash used in investing activities   (60,590)      (10,212)

            CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from short-term loan                    -        10,000
               Repayment of short-term debt              (14,500)      (10,000)
               Increase (decrease) in proceeds
                 from factored receivables              (112,602)       176,430
               Principal payments under long-term
                 debt obligations to others               (6,548)      (14,258)
                 Net cash used in financing activities  (133,650)       162,172

               Net increase (decrease) in
                 cash and cash equivalents                  1,783        20,248
               Cash and cash equivalents
                 at beginning of year                      45,780       102,775
               Cash and cash equivalents at
                 end of period                            $47,563      $123,023

            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Cash paid during the year for interest    $ 76,318     $  36,547

              The Notes to Consolidated Financial Statements are an Integral Part of the
            Financial Statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Note 1


           Basis of Presentation


            The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the three months ended March 31, 1995, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1995.

            The Company's Consolidated Statement of Operations for the quarters ended March 31, 1995 and 1994, include income from the operations of the employment placement business (the "Employment Placement Business"). The Employment Placement Business includes the operation of the assets foreclosed upon in January, 1994.

           Revenue Recognition

            Fees for full-time (regular) placement of personnel were recognized as income at the time the applicants accepted employment. Provision was made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from temporary and contract personnel placements was recognized upon performance of services. Cost of services consists of expenses for the operation of agencies (principally commissions, direct wages paid to temporary personnel, payroll taxes and rent) and a provision for uncollectible accounts (approximately $28,000 in 1995).

           Cash and Cash Equivalents

            Cash and cash equivalents includes certificates of deposit of approximately $32,000 at March 31, 1995, and $31,000 at December 31, 1994. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

           Income Taxes

            During 1993, the Company changed its method of accounting for income taxes to conform to the provisions of
          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the basis of installment sales, property and equipment and accounts receivable for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

            The   Company  has   a  net  operating   loss  carryforward  of
          approximately $4.9 million as of December 31, 1994, which, if unused, expires in 2002 through 2008. However, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use at December 31, 1994, was approximately $1.7 million. An additional amount of approximately $500,000 will become available annually through 2001.





                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


           Three Months Ended March 31, 1995, Compared to Three Months Ended March 31, 1994


            Total revenues were $4.5 million for the first quarter ended March 31, 1995, compared to $3.5 million in 1994. This increase of 30.1% resulted from an increase in regular placements, temporary and contract labor revenues. Cost and expenses were $3.9 million in the first quarter of 1995 as compared to $3.1 million in the first quarter of 1994. This represents a 26.9% increase. The increases in revenues and the related cost and expenses in the first quarter of 1995 as compared to the first quarter of 1994 resulted from an increase in all areas of service revenues and operations of the Employment Placement Business during the first quarter of 1995.

            General and administrative expenses increased approximately $25,000, or 6.8%, in 1995 as compared to the first quarter of 1994. The increase is primarily a result of an increase in payroll expenses in the Company's Employment Placement Business.

            Interest expense increased approximately $22,000, which is the result of an increase in liability relating to factored accounts receivable of the Employment Placement Business.

            In the first quarter of 1994, the Company recorded approximately $22,000 as an extraordinary item from gain on debt restructuring, net of income taxes, which is the result of management's successful efforts in settling certain prior year liabilities on a discounted basis. There was no gain recorded in the quarter ended March 31, 1995.

            As   a   result  of   these   factors,  the   Company  recorded
          approximately $178,000 of net income for the first quarter of 1995, compared to approximately $48,000 for the first quarter of 1994.


           Liquidity and Capital Resources


            Working capital was a $1.0 million deficit at March 31, 1995, compared with a $1.1 million deficit at December 31, 1994. This deficit decrease of approximately $124,000 during the first quarter of 1995 can be primarily attributed to an increase in the accounts receivable of the Employment Placement Business.

            Cash  flow  provided  by   operating  activities  of   $196,000
          resulted primarily from net income for the first quarter of 1995.


            Net cash used in investing activities was $61,000 as a result of capital expenditures made by the Company during the first quarter of 1995. The Company also retired $21,000 in notes payable during the first quarter of 1995, and decreased its factoring liability by approximately $113,000 during the same period.


           Other

            Subsequent to March 31, 1995, the Company has opened a new district office in Chicago, Illinois. This office will provide employment placement services to prospective clients in the region. Management believes that this operation will contribute significantly to future growth and profits.

            In addition, subsequent to March 31, 1995, the Company entered into a long-term lease commitment for approximately 41,000 square feet of office space, at a favorable market rate, in Dallas, Texas. This office space is currently the corporate headquarters for the Company, and includes several of the Company's agency operations.

            Subsequent to March 31, 1995, the Company has entered into negotiations with major financial sources to provide funding to the Company under a factoring or an asset based lending arrangement. If such funding arrangement is finalized, management plans to use these funds to finance the Employment Placement Business and to replace its current factoring sources at a significantly lower cost.

                              PART II OTHER INFORMATION
                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


          Item 1.   LEGAL PROCEEDINGS

               Not Applicable.

          Item 2.   CHANGES IN SECURITIES

               Not Applicable.

          Item 3.   DEFAULTS ON SENIOR SECURITIES

               Not Applicable.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

          Item 5.   OTHER INFORMATION

               The Company has been delayed in filing this Form 10-Q due primarily to the lack of reliable financial information with respect to the business operations related to the assets foreclosed upon by the Company in January, 1994.

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               Not Applicable.

                                      SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DIVERSIFIED   CORPORATE  RESOURCES,
          INC.
                                        Registrant



          DATE:  November 13, 1995                By: /s/  J. Michael Moore
                                                  J. Michael Moore,
                                                  Chief Executive Officer





          DATE:  November 13, 1995                By: /s/  M. Ted Dillard
                                                  M. Ted Dillard
                                                  Chief Financial Officer