Form 10-Q
period 1995-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1995-11-14
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      Form 10-Q

          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

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

               Number  of   shares  of  common  stock   of  the  registrant
               outstanding on June 30, 1995, was 1,758,211.

                                                            Total Number of
                                                            pages for
                                               this 10-Q filing:   10

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                           June 30,             December 31,
                                                              1995                    1994
                 (Unaudited)
            CURRENT ASSETS:

            Cash and cash equivalents                           $136,339         $45,780
            Accounts receivable less allowance
               for doubtful
               accounts of approximately $221,000
               and $205,000, respectively                       2,035,016      1,874,754
               Refundable federal taxes                                -             225
               Notes receivable                                    23,227         25,363
               Prepaid expenses and other
               current assets                                     174,773        157,153
               TOTAL CURRENT ASSETS                             2,369,355      2,103,275
            EQUIPMENT, FURNITURE AND LEASEHOLD
               IMPROVEMENTS, NET                                  378,911        286,829

            OTHER ASSETS:

               Notes receivable                                      2,723         11,533
               Other                                               164,137        161,243
                                                                $2,915,126     $2,562,880

                       LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

            CURRENT LIABILITIES:

               Accounts payable and accrued expenses           $3,299,216     $3,143,107
               Current maturities of long-term debt                73,844        101,822
                  TOTAL CURRENT LIABILITIES                     3,373,060      3,244,929

            DEFERRED LEASE RENTS                                   84,048        117,597
            LONG-TERM DEBT                                        102,611        113,240

            COMMITMENTS AND CONTINGENCIES
            STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):

               Preferred stock, $1.00 par value;
                1,000,000 shares
                 authorized, none issued                                -             -
               Common stock, $.10 par value;
                10,000,000 shares
                 authorized, 1,881,161 shares issued              188,116        188,116
               Additional paid-in capital                        3,615,151      3,615,151

               Accumulated deficit                             (4,278,435)    (4,546,728)
               Common stock held in treasury
                (122,950 shares), at cost                        (169,425)      (169,425)
               TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)   (644,593)      (912,886)
                                                                $2,915,126     $2,562,880
                            See Notes to Consolidated Financial Statements.



                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)





                              For the three months ended          For the six months ended
                                        June 30,                                       June 30,
                                    1995       1994               1995          1994

         NET SERVICE REVENUES
            Regular Placements   $2,509,768   $1,861,240       $4,730,767      $3,610,135
            Temporary             1,001,194       691,434        1,935,844      1,402,076
            Contract Labor        1,364,847       952,540       2,752,055       1,985,359
                                  4,875,809     3,505,214        9,418,666      6,997,570

         COST AND EXPENSES        4,299,010    3,108,385        8,233,693      6,210,063

         INCOME FROM
          OPERATING ENTITIES      576,799       396,829         1,184,973        787,507

         GENERAL AND
          ADMINISTRATIVE
          EXPENSES               (461,916)      (357,033)        (852,820)      (722,912)

         OTHER INCOME (EXPENSES):
            Gain on foreclosure
              of divisional
              assets                   -         108,666               -         124,942
            Interest expense,
             net                   (47,663)      (39,482)        (107,446)       (77,288)
            Other, net              17,894         18,598           37,965        41,791
                                   (29,769)        87,782         (69,481)         89,445

         INCOME BEFORE INCOME TAXES
          AND EXTRAORDINARY ITEM     85,114       127,578          262,672       154,040
         INCOME TAXES, net of
            tax benefit from
            utilization of net
            operating loss
            carryforward                  -             -                -              -

         INCOME BEFORE
            EXTRAORDINARY ITEM       85,114      127,578           262,672       154,040

         EXTRAORDINARY ITEM -
            gain on troubled debt
            restructuring,
            net of income tax         5,621        32,364            5,621         54,102

         NET INCOME                 $90,735      $159,942         $268,293      $208,142

         INCOME (LOSS) PER SHARE
            Income (loss)
            before extraordinary
            item                       $.04          $.07             $.14          $.09
          Extraordinary Item            .01           .02              .01           .03

         INCOME PER SHARE              $.05          $.09             $.15    $      .12

         WEIGHTED AVERAGE COMM
            ON AND COMMON
            SHARES OUTSTANDING    1,758,211     1,758,211        1,758,211      1,758,211

              The Notes to Consolidated Financial Statements are an Integral Part of the
            Financial Statements.


                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                          For the six months ended
                                                                                    June 30,
                                                                    1995             1994


            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                                         $268,293     $208,142
               Adjustments to reconcile net loss
               to net cash provided by
               operating activities:
               Depreciation                                         56,935         51,141
               (Benefit) provision for losses on
                accounts receivable                                 15,745       (12,818)
               Increase in accounts receivable                   (176,007)      (554,838)
               Decrease in receivables from net assets foreclosed        -        236,973
               Increase in prepaid expenses and other current assets                (15,259)(88,603)
               (Increase) decrease in other assets                   5,916      (108,979)
               Increase in fixed assets from foreclosure                 -      (223,849)
               Increase in accounts payable and accrued expenses   228,069        665,506
               Decrease in deferred lease rents                   (33,549)       (40,849)
               Decrease in obligations resulting
                from settlement agreements                               -      (159,556)

                 Net cash provided by (used in)
                  operating activities                             350,143       (27,730)

            CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                              (149,017)       (63,306)

                 Net cash used in investing activities           (149,017)       (63,306)

            CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from short-term loan                             -         10,000
               Repayment of short-term debt                       (25,323)       (10,000)
               Increase (decrease) in proceeds
                from factored receivables                         (71,960)         60,687
               Principal payments under
                long-term debt obligations to others              (13,284)       (14,558)

                 Net cash (used in) provided
                 by financing activities                         (110,567)         46,129

               Net increase (decrease) in cash
                and cash equivalents                                90,559       (44,907)
                  Cash and cash equivalents
                  at beginning of year                             45,780         102,775
                  Cash and cash equivalents at end of period    $  136,339        $57,868

            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Cash paid during the year for interest          $  143,959       $  75,681

              The Notes to Consolidated Financial Statements are an Integral Part of the
            Financial Statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Note 1


            Basis of Presentation


              The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the three and six month periods ended June 30, 1995, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, included in the Company's annual report on Form 10-K. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1995.

              The Company's Consolidated Statement of Operations for the three and six month periods ended June 30, 1995 and 1994, include income from the operations of the employment placement business (the "Employment Placement Business"). The Employment Placement Business includes the operation of the assets foreclosed upon in January, 1994.

            Revenue Recognition

              Fees for full-time (regular) placement of personnel were recognized as income at the time the applicants accepted
          employment.     Provision  was  made  for   estimated  losses  in
          realization   (principally  due  to   applicants  not  commencing
          employment or not remaining in employment for the guaranteed period). Revenue from temporary and contract personnel placements was recognized upon performance of services. Cost of services consists of expenses for the operation of agencies (principally commissions, direct wages paid to temporary personnel, payroll taxes and rent) and a provision for uncollectible accounts (approximately $29,000 and $57,000, respectively, for the three and six month periods ended June 30,
          1995).

            Cash and Cash Equivalents

              Cash and cash equivalents includes certificates of deposit of approximately $32,000 at June 30, 1995, and $31,000 at December 31, 1994. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

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

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

            Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

              Total revenues were $4.9 million for the second quarter ended June 30, 1995, compared to $3.5 million in the second quarter of 1994. This increase of 39.1% resulted from increases in regular placements, temporary and contract labor revenues. Cost and expenses were $4.3 million in the second quarter of 1995 as compared to $3.1 million in the second quarter of 1994. This represents a 38.3% increase. The increases in revenues and the related cost and expenses in the second quarter of 1995 as compared to the second quarter of 1994 resulted from an increase in all areas of service revenues and operations of the Employment Placement Business during the second quarter of 1995.

              General and administrative expenses increased approximately $105,000, or 29.4%, for the second quarter of 1995. This increase is primarily a result of an increase in payroll expenses in the Company's Employment Placement Business.

              Other income and expenses for the second quarter of 1995 decreased approximately $118,000 as compared to the second quarter of 1994. Due to a January 1994 foreclosure transaction, the Company recognized a $109,000 gain on foreclosure of divisional assets during the second quarter of 1994.

              In the second quarter of 1994, the Company recorded approximately $32,000 as an extraordinary item from gain on debt restructuring, net of income taxes, which is the result of management's successful efforts in settling certain prior year liabilities on a discounted basis. There was a gain of approximately $6,000 on debt restructuring recorded in the second quarter ended June 30, 1995.

              As  a  result   of  these  factors,   the  Company   recorded
          approximately $91,000 of net income for the second quarter of 1995, compared to approximately $160,000 for the second quarter of 1994.

            Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

              Total revenues were $9.4 million for the first six months ended June 30, 1995, compared to $7.0 million for the first six months of 1994. This increase of 34.6% resulted from increases in regular placements, temporary and contract revenues. Cost and expenses were $8.2 million for the first six months of 1995 compared to $6.2 million in the first six months of 1994. This represents a 32.6% increase. The increases in revenues and the related cost and expenses in the first six months of 1995 as compared to the first six months of 1994 resulted from an increase in all areas of service revenues and operations of the Employment Placement Business during the first six months of 1995. The demand for the Company's services remained strong through the first six months of 1995.

              General and administrative expenses increased approximately $130,000, or 18.0%, in 1995 as compared to the first six months of 1994. This increase is primarily the result of an increase in payroll expenses in the Company's Employment Placement Business.

              Due to a January, 1994 foreclosure transaction, the Company recognized a $125,000 gain on foreclosure of divisional assets during the first six months of 1994, as compared to no gain being recognized in the comparable period in 1995.

              Interest expense increased approximately $30,000, which is the result of an increase in liabilities relating to factored accounts receivable of the Employment Placement Business.

              In the first six months of 1994, the Company recognized approximately $54,000 as an extraordinary item from gain on debt restructuring, net of income taxes, which is the result of management's successful efforts in settling certain prior year liabilities on a discounted basis. There was a gain of approximately $6,000 on debt restructuring recorded in the first six months of 1995.

              As a result of these factors, the Company recorded approximately $268,000 in net income for the first six months ended June 30, 1995, compared to approximately $208,000 for the first six months ended June 30, 1994.


            Liquidity and Capital Resources


              Working capital was a $1.0 million deficit at June 30, 1995, compared with a $1.1 million deficit at December 31, 1994. This deficit decrease of approximately $138,000 during the first six months of 1995 can be primarily attributed to an increase in the accounts receivable of the Employment Placement Business.

              Cash flow provided by operating activities of approximately $350,000 resulted primarily from net income for the first six months of 1995 and from an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

              Net cash used in investing activities was $149,000 as a result of capital expenditures made by the Company during the first six months of 1995. In addition, the Company retired approximately $39,000 in notes payable and other obligations during the first six months of 1995. The Company also decreased its factoring liability by approximately $72,000 during the first six months of 1995.


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

                              PART II OTHER INFORMATION
                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


          Item 1.                            LEGAL PROCEEDINGS

                                               Not Applicable.

          Item 2.                        CHANGES IN SECURITIES

                                               Not Applicable.

          Item 3.                DEFAULTS ON SENIOR SECURITIES

                                               Not Applicable.

          Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                              N     o     t
                                                              Applicable.

          Item 5.                            OTHER INFORMATION

                                                              The   Company
                                                              has      been
                                                              delayed    in
                                                              filing   this
                                                              Form 10-Q due
                                                              primarily  to
                                                              the  lack  of
                                                              reliable
                                                              financial
                                                              information
                                                              with  respect
                                                              t o     t h e
                                                              business
                                                              operations
                                                              related    to
                                                              the    assets
                                                              foreclosed
                                                              upon  by  the
                                                              Company    in
                                                              January,
                                                              1994.

          Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                                                              N     o     t
                                                              Applicable.

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