Form 10-Q
period 1995-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1995-12-22
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995

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

       Registrant's telephone number, including area code: (214) 458-8500

Former name, former address and former fiscal year if changed since last report:



         Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of common stock of the registrant outstanding on September 30, 1995, was 1,758,211.


                                    Total Number of pages for
                                    this 10-Q filing:   11

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,   December 31,
                                                                                         1995            1994
                                                                                      (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                                                          $   97,116    $   45,780
    Accounts receivable less allowance for doubtful
       accounts of approximately $230,000 and $205,000, respectively                    2,297,725     1,874,754
    Refundable federal taxes                                                                   -            225
    Notes receivable                                                                       17,458        25,363
    Prepaid expenses and other current assets                                             161,784       157,153
                                                                                        ---------       -------
       TOTAL CURRENT ASSETS                                                             2,574,083     2,103,275
EQUIPMENT, FURNITURE AND LEASEHOLD
    IMPROVEMENTS, NET                                                                     413,452       286,829

OTHER ASSETS:

    Notes receivable                                                                        1,373        11,533
    Other                                                                                 167,628       161,243
                                                                                       ----------    ----------
                                                                                       $3,156,536    $2,562,880

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                              $3,444,786    $3,143,107
    Current maturities of long-term debt                                                   43,844       101,822
       TOTAL CURRENT LIABILITIES                                                        3,488,630     3,244,929
DEFERRED LEASE RENTS                                                                       68,290       117,597
LONG-TERM DEBT                                                                             97,300       113,240
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):

    Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued                                                                  -            -
    Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,881,161 shares issued                                                188,116       188,116
    Additional paid-in capital                                                          3,615,151     3,615,151
    Accumulated deficit                                                                (4,131,526)   (4,546,728)
    Common stock held in treasury (122,950 shares), at cost                              (169,425)     (169,425)
                                                                                       ----------   -----------
       TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                   (497,684)     (912,886)
                                                                                       ----------    ----------
                                                                                        $3,156,536   $2,562,880

                 See Notes to Consolidated Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     For the three months ended     For the nine months ended
                                                              September 30,                 September 30,
                                                         1995            1994           1995            1994
                                                    ------------    ------------    ------------    ------------

NET SERVICE REVENUES
  Regular Placements                                $  2,257,701    $  1,960,069    $  6,988,468    $  5,570,204
  Temporary                                            1,105,730         606,997       3,041,574       1,995,849
  Contract Labor                                       1,591,657       1,428,040       4,343,712       3,413,399
                                                    ------------    ------------    ------------    ------------
                                                       4,955,088       3,995,106      14,373,754      10,979,452

COST AND EXPENSES                                      4,395,706       3,619,956      12,629,399       9,830,020
                                                    ------------    ------------    ------------    ------------

INCOME FROM OPERATING ENTITIES                           559,382         375,150       1,744,355       1,149,432

GENERAL AND ADMINISTRATIVE EXPENSES                     (383,598)       (367,210)     (1,236,418)     (1,076,897)


OTHER INCOME (EXPENSES):
  Gain on foreclosure of divisional assets                  --             6,159            --           131,101
  Interest expense, net                                  (54,858)        (28,464)       (162,304)       (105,752)
  Other, net                                              25,547          52,149          63,512          93,940
                                                    ------------    ------------    ------------    ------------
                                                         (29,311)         29,844         (98,792)        119,289
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                  146,473          37,784         409,145         191,824

INCOME TAXES, net of tax benefit from
   utilization of net operating loss carryforward           --              --              --              --
                                                    ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                         146,473          37,784         409,145         191,824

EXTRAORDINARY ITEM - gain on troubled debt
 restructuring, net of income tax                            436          23,076           6,057          77,178
                                                    ------------    ------------    ------------    ------------

NET INCOME                                          $    146,909    $     60,860    $    415,202    $    269,002
                                                    ============    ============    ============    ============

INCOME PER SHARE
 Income before extraordinary item                   $        .09    $        .02    $        .23    $        .11
 Extraordinary Item                                         --               .01             .01             .04
                                                    ------------    ------------    ------------    ------------

INCOME PER SHARE                                    $        .09    $        .03    $        .24    $        .15
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND
   COMMON SHARES OUTSTANDING                           1,758,211       1,758,211       1,758,211       1,758,211
                                                    ============    ============    ============    ============

The Notes to Consolidated Financial Statements are an Integral Part of the Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the nine months ended
                                                                              September 30,
                                                                        -----------------------
                                                                            1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 415,202    $ 269,002
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation                                                          93,433       50,481
     (Benefit) provision for losses on accounts receivable                 25,521      (31,000)
     Increase in accounts receivable                                     (448,492)    (769,395)
     Decrease in receivables from net assets foreclosed                      --        236,973
     (Increase) decrease in prepaid expenses and other current assets       3,499      (98,918)
     (Increase) decrease in other assets                                    3,775     (102,992)
     Increase in fixed assets from foreclosure                               --       (223,849)
     Increase in accounts payable and accrued expenses                    292,085      729,653
     Decrease in deferred lease rents                                     (49,307)     (60,742)
     Decrease in obligations resulting from settlement agreements            --       (159,556)
                                                                        ---------    ---------

      Net cash provided by (used in) operating activities                 335,716     (160,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (220,056)     (96,668)
                                                                        ---------    ---------

      Net cash used in investing activities                              (220,056)     (96,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term loan                                           --         10,000
     Repayment of short-term debt                                         (55,323)     (50,000)
     Increase (decrease) in proceeds from factored receivables              9,594      282,310
     Principal payments under long-term debt obligations to others        (18,595)     (14,858)
                                                                        ---------    ---------

      Net cash (used in) provided by financing activities                 (64,324)     227,452
                                                                        ---------    ---------

     Net increase (decrease) in cash and cash equivalents                  51,336      (29,559)
     Cash and cash equivalents at beginning of year                        45,780      102,775
                                                                        ---------    ---------
     Cash and cash equivalents at end of period                         $  97,116    $  73,216
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                $ 199,043    $ 113,655



     The Notes to Consolidated Financial Statements are an Integral Part of the Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1


  Basis of Presentation


    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the three and nine month periods ended September 30, 1995, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, included in the Company's annual report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1995.

    The Company's Consolidated Statement of Operations for the three and nine month periods ended September 30, 1995 and 1994, include income from the operations of the employment placement business (the "Employment Placement Business"). The Employment Placement Business includes the operation of the assets foreclosed upon in January, 1994.

  Revenue Recognition

    Fees for full-time (regular) placement of personnel were recognized as income at the time the applicants accepted employment. Provision was made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from temporary and contract personnel placements was recognized upon performance of services. Cost of services consists of expenses for the operation of agencies (principally commissions, direct wages paid to temporary personnel, payroll taxes and rent) and a provision for uncollectible accounts (approximately $9,000 and $66,000, respectively, for the three and nine month periods ended September 30, 1995).

  Cash and Cash Equivalents

    Cash and cash equivalents includes certificates of deposit of approximately $22,000 at September 30, 1995, and $31,000 at December 31, 1994. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994


    Total revenues were $5.0 million for the third quarter ended September 30, 1995, compared to $4.0 million in the third quarter of 1994. This increase of 24.0% resulted from increases in regular placements, temporary and contract labor revenues. Cost and expenses were $4.4 million in the third quarter of 1995 as compared to $3.6 million in the third quarter of 1994. This represents a 21.4% increase. The increases in revenues and the related cost and expenses in the third quarter of 1995 as compared to the third quarter of 1994 resulted from an increase in all areas of service revenues and operations of the Employment Placement Business during the third quarter of 1995.

    General and administrative expenses increased approximately $16,000, or 4.5%, in 1995 as compared to the third quarter of 1994. This increase was the result of an increase in payroll expenses in the Company's Employment Placement Business.

    Other  income  for the third  quarter  of 1995  decreased  by  approximately
$59,000 as compared to the third quarter of 1994. This decrease was primarily due to an increase in interest expense of approximately $26,000, which is the result of an increase in liabilities relating to factored accounts receivable, and a decrease in gain on sale of assets held for resale in prior periods of approximately $22,000.

    In the third quarter of 1994, the Company recorded approximately $23,000 as an extraordinary item from gain on debt restructuring, net of income taxes, which is the result of management's successful efforts in settling certain prior year liabilities on a discounted basis.

    As a result of these factors, the Company recorded approximately $147,000 of net income for the third quarter of 1995, compared to approximately $61,000 for the third quarter of 1994.


     Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994


    Total revenues were $14.4 million for the first nine months ended September 30, 1995, compared to $11.0 million for the first nine months of 1994. This increase of 30.9% resulted from increases in regular placements, temporary and contract revenues. Cost and expenses were $12.6 million for the first nine months of 1995 compared to $9.8 million in the first nine months of 1994. This represents a 28.5% increase. The increases in revenues and the related cost and expenses in the first nine months of 1995 as compared to the first nine months of 1994 resulted from an increase in all areas of service revenues and operations of the Employment Placement Business during the first nine months of 1995. The demand for the Company's services remained strong through the first nine months of 1995.

    General and administrative expenses increased approximately $160,000, or 14.8%, in 1995 as compared to the first nine months of 1994. This increase is primarily the result of an increase in payroll expenses in the Company's Employment Placement Business.

    Due to a January, 1994 foreclosure transaction, the Company recognized a gain of approximately $131,000 on foreclosure of divisional assets during the first nine months of 1994, as compared to no gain being recognized in the comparable period in 1995.

    Interest expense increased approximately $57,000, which is the result of an increase in liabilities relating to factored accounts receivable of the Employment Placement Business.

    In the first nine months of 1994, the Company recognized approximately $77,000 as an extraordinary item from gain on debt restructuring, net of income taxes, which is the result of management's successful efforts in settling certain prior year liabilities on a discounted basis. There was a gain of approximately $6,000 on debt restructuring recorded in the first nine months of 1995.

    As a result of these factors, the Company recorded approximately $415,000 in net income for the first nine months ended September 30, 1995, compared to approximately $269,000 for the first nine months ended September 30, 1994.


  Liquidity and Capital Resources


    Working capital was a $915,000 deficit at September 30, 1995, compared with a $1.1 million deficit at December 31, 1994. This deficit decrease of approximately $227,000 during the first nine months of 1995 can be primarily attributed to an increase in the accounts receivable of the Employment Placement Business, offset by a related increase in accounts payable and accrued expenses.

    Cash flow provided by operating activities of approximately $336,000 resulted primarily from net income for the first nine months of 1995 and from an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

    Net cash used in investing activities was $220,000 as a result of capital expenditures made by the Company during the first nine months of 1995. In addition, the Company retired approximately $74,000 in notes payable and other obligations during the first nine months of 1995. The Company also increased its factoring liability by approximately $10,000 during the first nine months of 1995.


  Other


    During the second quarter of 1995, the Company opened a new district office in Chicago, Illinois. This office will provide employment placement services to prospective clients in the region. Management believes that this operation will contribute significantly to future growth and profits.

    In addition, during the first nine months of 1995, the Company entered into a long-term lease commitment for approximately 41,000 square feet of office space, at a favorable market rate, in Dallas, Texas. This office space is currently the corporate headquarters for the Company, and includes several of the Company's agency operations.

    During the third quarter of 1995, the Company entered into negotiations with major financial sources to provide funding to the Company under a factoring or an asset based lending arrangement. If such funding arrangement is finalized, management plans to use these funds to finance the Employment Placement Business and to replace its current factoring sources at a significantly lower cost.

    In October, 1995, the Board of Directors of the Company granted options to purchase 50,000 shares of Common Stock (150,000 shares in the aggregate) to each of the following: J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, M. Ted Dillard, Chief Financial Officer, Secretary, Treasurer, and director of the Company, and Donald A. Bailey, a director of the Company. The terms and conditions of each of these options, as approved by the Board of Directors, are expected to be as follows (written option documents have not yet been finalized): (a) each of the optionees (i) are immediately vested as to 15,000 shares (45,000 shares in the aggregate), and
(ii) become vested as to an additional 3,000 shares (9,000 shares in the aggregate) per quarter (commencing November, 1995) until such time as they are fully vested as to 50,000 shares each, (b) prior to options becoming vested, vesting is contingent upon the optionee's continued involvement as an officer or director of the Company, (c) at such time as an optionee becomes vested as to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions, (d) the option price for options exercised is $.50 per share, (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times within five years from the date of vesting, and (ii) must be exercised prior to the expiration of five years from the date of vesting, and (f) if an optionee ceases to be an officer or director of the Company the options then vested as to such optionee must be exercised within (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than as provided in subsections (ii) and (iii) below, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death, total disability or retirement at age 65, (iii) three months from the date of termination of employment of optionee by the Company for cause, or (iv) October 31, 2000 (five years from the date of authorization of these options).

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

         Not Applicable.

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



                                           DIVERSIFIED CORPORATE RESOURCES, INC.
                                           Registrant



DATE:  December 22, 1995                   By: /s/  J. Michael Moore
                                               ----------------------
                                               J. Michael Moore,
                                               Chief Executive Officer





DATE:  December 22, 1995                   By: /s/  M. Ted Dillard
                                               ----------------------
                                               M. Ted Dillard
                                               Chief Financial Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DIVERSIFIED CORPORATE RESOURCES, INC.
                                           Registrant



DATE:  December 22, 1995                   By:/s/ J. Michael Moore
                                              ----------------------------------
                                              J. Michael Moore,
                                              Chief Executive Officer





DATE:  December 22, 1995                   By:/s/ M. Ted Dillard
                                              ----------------------------------
                                              M. Ted Dillard
                                              Chief Financial Officer