Form 10-K
period 1995-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1996-04-15
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-K
 (Mark One)
  [X]   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (FEE REQUIRED)
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                        OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSITION PERIOD FROM               TO

      COMMISSION FILE NUMBER 0-13984

          DIVERSIFIED CORPORATE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)
            TEXAS                                               75-1565578
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 12801 N. CENTRAL EXPRESSWAY, SUITE 350                        75243
          DALLAS, TEXAS                                          (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 458-8500

          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS:                               NAME     OF
 EXCHANGE ON WHICH REGISTERED:
 COMMON STOCK, PAR VALUE $.10 PER SHARE                          NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes  X    No

  The Registrant had requested in writing that the Securities and Exchange Commission (the "Commission") waive the Registrant's obligation to file certain pro forma financial statement information not filed with  its Form 8-K dated February 22, 1994, reporting the repossession of certain assets. The Commission did not waive the Company's obligation to file the required
  information  but has taken a no-action position against the Registrant.   See
  Note 2 of the Registrant's Consolidated Financial Statements for more information.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the  best  of  registrant's  knowledge, in definitive  proxy  or  information
 statements incorporated by reference in part III of this Form 10-K.   [   ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1996, was $81,070.

  Number of shares of common stock of the registrant outstanding on March 31, 1996 was 1,758,211.

                                     PART I
 ITEM 1.  BUSINESS

 GENERAL

  Diversified Corporate Resources, Inc. (the "Company") is a Texas corporation which was incorporated in 1977 under the name of Diversified Human Resources
  Group, Inc.; the Company changed its name in 1994. The Company had historically been engaged in the full-time (regular) and temporary placement of personnel until the sale of substantially all of the Company's assets in 1991. Due to foreclosures by the Company in 1992 and 1993 on certain assets pledged as security pursuant to various promissory notes related to the sale of assets by the Company (see discussion below related to the disposition of the Company's personnel placement operations), the Company is once again engaged in regular employment and temporary placement of personnel in various industries, and the contract placement services industry.

  All references in this Form 10-K to the Company include its wholly-owned subsidiaries. A list of such subsidiaries is filed as an exhibit to this Form 10-K.

 SALES OF SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS IN 1991

 SALE OF ASSETS

  During the period from September 3, 1991 to September 19, 1991, the Company consummated four separate transactions (the "Purchase Agreements") relating to the sale of its operating divisions. Taken as a whole, the Purchase Agreements involved the sale of substantially all of the Company's assets.

  In consideration of the Company's agreement to sell its divisions to the various purchasers as aforesaid described, the purchasers involved (i)
 executed various interest bearing promissory notes which were payable  to  the
  Company over periods of three to six years; (ii) assumed various liabilities and obligations of the Company in connection with the purchased operations; and (iii) agreed to pay the Company a monthly royalty fee for six years equal to percentages of the purchased gross revenues over specified amounts of the respective divisions. Collection of the royalty fees and notes receivable, and the discharge of liabilities assumed, was dependent upon the successful operations of the businesses sold.

  Due to the failure of the entities which purchased assets of the Company pursuant to the Purchase Agreements, the Company effectuated foreclosure proceedings to repossess many of the assets previously sold by the Company. A discussion of such repossessions is set forth hereinafter in Item 1 of this Form 10-K.

 REPOSSESSION OF DIVERSIFIED AND CONTRACT PLACEMENT SERVICES DIVISIONS

   In 1993, the Company formed Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly-owned subsidiary corporations, to operate the employment placement service businesses (the "Employment Placement Business") which had been sold by the Company in 1991. In connection with the foreclosure of these business activities, the Company elected to retain certain executives, including Gary K. Steeds, a former officer and director of the Company.

  At this time, the Company has no intention of reselling the Employment Placement Business assets. However, there is no certainty that the Company will not do so, in whole or in part, in the future.


 CURRENT BUSINESS ACTIVITIES


 FULL-TIME (REGULAR) PROFESSIONAL PLACEMENT SERVICES

   Through MAC, the Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Los
  Angeles, California and Chicago, Illinois. The Company offers employment services for a variety of job classifications in the engineering/technical, computer/data processing, accounting/financial, and administrative/general areas.

   The Company maintains extensive files of qualified applicants based upon advertising, recruitment referral and reference checking procedures. Upon receiving an order from a client, the Company attempts to match the specifications required by the client with qualified applicants and to arrange interviews between the client and applicants. In certain cases, the Company markets a highly qualified applicant to a client even when no specific order has been received. If the client offers a position to the applicant and the applicant accepts, the Company is entitled to a fee for these services.

  Fees range from 15% to 35% of the first year's annual salary. Although these fees are usually paid by the employer, in certain instances such fees are paid by the newly placed employee.

  The Company usually enters into written contracts with clients specifying its fee arrangements prior to undertaking any placement services on behalf of such clients. The Company sometimes offers its clients a thirty day guarantee of professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If the Company is unable to replace the employee, it may refund the client's fee or a prorated portion thereof depending upon the circumstances.

  The Company has branch offices in a number of cities which are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections.  The Company's executive offices provides centralized training, payroll, collections and certain accounting and administrative services for the local offices.

 TEMPORARY PLACEMENT SERVICES

  In addition to permanent professional placement services, the Company also provides temporary placement services to its client base through its existing offices. Businesses have expanded their use of temporary personnel to fill employment needs without incurring the associated costs of hiring, training or providing employee benefits. Personnel needs which can be filled by temporary employees are primarily caused by vacation, illness, resignation, increases in work volume and the need to staff special projects. The Company provides temporary personnel for accounting, secretarial, clerical, word processing, engineering and data processing.

  The Company's temporary placement services are typically initiated by a client's telephone call to the local Company office or the result of marketing efforts. The Company obtains from the client a description of the order and uses this information to select an appropriate individual from the office's list of available temporary personnel. Clients request temporary personnel for periods generally ranging from one day to several weeks. The Company generally receives notice of the assignment from thirty minutes to three days in advance. On the day of the assignment, the Company verifies both the prompt arrival of the employee and the employee's performance. The Company charges clients an hourly rate for temporary personnel and generally absorbs all employment costs including hourly wages, unemployment taxes, social security taxes and fringe benefits. The Company generally offers clients a guarantee period during which the Company will refund the client's money if the client notifies the Company that it is dissatisfied with the employee's performance, and the Company is unable to replace the employee.

   The Company screens its temporary personnel based on interviewing, testing and reference checking procedures. These procedures also enable the Company to categorize its temporary personnel by preference for job location, hours and work environment. In order to attract high quality temporary employees, the Company grants paid vacations, holidays and other benefits for temporary employees  who  work  a  specified  minimum  number of hours for the Company.
  Temporary employees are usually registered with more than one temporary placement firm at any time.

 MEDICAL PLACEMENT BUSINESS

  During late 1993, the Company activated operations (the "Medical Placement Business") in both Dallas, Texas, and Atlanta, Georgia, to engage in the area of recruiting physicians; such operations were being conducted under the names of Legacy Healthcare Resources and Nova Healthcare Resources. In the process of developing the medical market, including primary care and allied health, the Company is actively seeking an individual with extensive background in the healthcare recruitment industry to run its Medical Placement Business.

  Due in large part to start-up costs and problems associated with these operations, the Company's Medical Placement Business incurred losses of
 $242,000 and $579,000 in 1995 and 1994, respectively. During the last quarter of 1994, the Company closed the Atlanta office of this operation and in doing so, significantly reduced its operating losses.

 CONTRACT PLACEMENT SERVICES

  Through ISC, a wholly-owned subsidiary, the Company is currently engaged in the contract placement business to offer additional services to clients in the data management services areas. The Company provides contract placement services for contract programmers, systems analysts and other data processing personnel. Clients will request contract placement personnel for assignments that last anywhere from four weeks to a year.

 MARKETING AND RECRUITING

  The Company's marketing efforts are largely implemented at the local office level and are directed both at obtaining job orders from existing and prospective clients and recruiting qualified applicants. In marketing its permanent placement services to clients, the Company relies primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, on direct mail, yellow pages and newspaper advertising.

   The Company recruits qualified applicants primarily through referrals from other applicants and through newspaper advertising, on site data base, and advertisement. During periods of low unemployment, the Company experiences greater difficulty in obtaining applicants for permanent placement. On the other hand, the number of persons seeking temporary employment has increased irrespective of economic cycles because of changes in the demographics of the work force and general increases in cost of living which has resulted in a need for an increased number of two-income households. In addition, applicants for permanent placement are frequently willing to accept temporary employment during their search for permanent positions.



 FINANCIAL SERVICES

  The Company initially formed Preferred Funding Corporation ("PFC"), a wholly-owned subsidiary, in 1994 for the purpose of providing financing to MAC, one of its subsidiary companies. MAC has previously borrowed funds from third party factoring sources. By providing funds equal to 85% of certain accounts receivable of MAC, management of the Company hopes to significantly reduce MAC's cost of funds (which are high because MAC is paying standard factoring rates) thereby improve the Company's consolidated operating performance. While PFC has a limited capital base, which it has obtained from advances from the Company, the Company hopes to increase PFC's working capital by borrowing funds at lower rates than competitive factoring rates. If successful in doing so, PFC expects to be able to seek factoring arrangements from unaffiliated concerns. On a consolidated basis to date, the operation of PFC has not lowered the Company's total cost of borrowed funds.

 JOINT VENTURE OPERATIONS

   The Company has a joint venture agreement with a third party for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others (see Item 13 of this Form 10-K for more information related to this arrangement and to the affiliated relationships involved). The Company recorded a $48,000 loss from this arrangement in 1995.

 FRANCHISE DEVELOPMENT

   During the first quarter of 1995, the Company began to explore the possibility of franchising some of its operational models in order to expand its marketing areas, expand its current client base and increase revenues from secondary markets. The Company engaged outside consultants and assigned key members of its management team to research and further develop this concept. After extensive review by the consultants and management during the fourth quarter of 1995, the Company has decided to abandon the franchise concept.

 COMPETITION

   The personnel services industry is highly competitive with clients generally using more than one personnel employment firm to satisfy their personnel placement requirements. In the regular employment placement market and for the types of services and range of salaries in which the Company participates, the
  Company competes with several local and regional firms and, to a lesser extent, a few national firms. The Company believes that it is one of the larger local firms in the permanent placement market in the Dallas and Houston areas.

   The Company is engaged in the temporary services business through its existing permanent placement offices. The principal competitive factors in the personnel services industry are the availability and quality of permanent job applicants and temporary personnel, the skill level and reputation of employees, the level of service provided by local offices and, to varying degrees, the price of such services.

  The Company believes that its ability to offer both temporary and regular employment placement services in multiple markets and its experience in each area enhance its competitive positions. The Company's managers provide extensive training and continuing education programs for its personnel consultants which the Company also believes enhances its competitive position.




 REGULATION

   Most states require permanent placement firms to be licensed in order to conduct business. Such licenses may be revoked upon material noncompliance with state regulations. Any such revocations would have a material adverse effect on the business of the Company. The Company believes that it is in substantial compliance with all such regulations and possesses all licenses necessary to engage in the placement of permanent personnel in the jurisdictions in which it does business. Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel. The Company does not believe that such proposals, if enacted, would have a material adverse effect on its business.

 EMPLOYEES

   In addition to the temporary and contract personnel from time to time employed by the Company for placement with clients, the Company had approximately 260 full-time  permanent  employees  as of December 31, 1995. Of these employees, approximately 225 were personnel consultants and office managers paid on a commission basis and approximately 35 were administrative and executive salaried employees. The Company considers its relations with its employees to be good.

 ITEM 2. PROPERTIES

   The Company and its wholly-owned subsidiaries currently lease approximately 41,600 square feet in one building in Dallas, Texas; the terms of these leases range from four years to seven years.

  The Company, through its branch offices in other cities, leases approximately 17,000 square feet in Houston, Texas, 1,000 square feet in Austin, Texas, 2,000 square feet in Kansas City, Missouri, 600 square feet in Los Angeles, California, 10,000 square feet in Atlanta, Georgia and 3,000 square feet in Chicago, Illinois. Such leases generally range from three to five years.

   The cost of all of the Company's office leases is approximately $894,000 per annum.

 ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings other than legal proceedings in the ordinary course of business related to the Company's
 Employment Placement Business. The Company does not believe that these proceedings will have a material adverse effect upon the business or financial condition of the Company.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

  ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been traded in the over-the-counter market under the NASDAQ symbol HIRE since November 21, 1985. During the second quarter  of  the  year  ended  December  31, 1991, the Company was delisted by
  NASDAQ when the book value of its stock fell below the minimum amounts required for listing on that quotation system. The Company's Common Stock is currently traded over-the-counter and listed in the pink sheets. The prices for the Company's stock, which were obtained from a market maker for the Company's stock, are set forth below. Such prices are as follows:

      PERIOD                                                               HIGH
 LOW
 1994

      1st Quarter ........................................$           .13   $           .13
      2nd Quarter .......................................             .25               .13
      3rd Quarter .......................................             .25               .13
      4th Quarter .......................................             .13               .13

 1995
      1st Quarter .........................................$          .13    $          .13
      2nd Quarter ........................................            .13               .13
      3rd Quarter ........................................            .25               .25
      4th Quarter ........................................            .25               .25


   The Company had approximately 200 holders of record of Common Stock as of March 31, 1996. The Company knows that a number of beneficial owners of its Common Stock hold shares in street name.

   The Company has not paid any cash dividends on its Common Stock since its inception. In June, 1989, 168,261 shares of the Company's Common Stock were distributed as a stock dividend to the Company's stockholders of record on May 22, 1989. This dividend was in the nature of a stock split and did not represent any "value" to shareholders. The Board of Directors of the Company does not anticipate payment of any cash dividends on its Common Stock in the foreseeable future.

 ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

   Effective July 31, 1991, the Company sold all of its operating divisions. Because such transactions resulted in the elimination of substantially all operating assets and related business operations, the financial statements for 1993, 1992 and 1991 reflect the effects of such sold assets. Therefore, no separate disclosure regarding discontinued operations has been presented. However, as a result of several foreclosure proceedings in 1993 and early
 1994, the Company once again operates wholly-owned subsidiaries involved in the employment placement business.

                                                YEAR ENDED DECEMBER 31,

 STATEMENT OF OPERATIONS DATA                1995               1994               1993                1992                1991
                                                                              (in Thousands, except per share data)
 Net Service Revenues                         $19,358            $15,233            $ 1,667         $         -             $14,634
 Income from operating entities                 2,277              1,527                158                   -                 292
 Income (loss) before income
   taxes (benefit) and
   extraordinary credit                           286                 16              1,529               (910)             (1,896)
 Income (loss) before
   extraordinary credit                           286                 16              1,529               (910)             (1,896)
 Net income (loss)                                461                224              1,601               (841)             (1,896)
 Income (loss) per common share:
   Before extraordinary credit                    .16                .01                .87               (.52)              (1.08)
   Net income (loss)                              .26                .13                .91               (.48)              (1.08)

 No cash dividends have been declared by the Company during the five years ended December 31, 1995.

 BALANCE SHEET DATA                          1995               1994               1993                1992                1991
 (End of Period):

 Working Capital                            $ (1,060)          $ (1,142)         $    (880)           $ (1,239)           $ (1,309)
 Total assets                                   3,070              2,563              1,514                 562                 327
 Short-term debt                                   22                102                355                 371                 366
 Long-term debt                                    90                113                157                 121                  13
 Stockholders' equity
 Capital deficiency                             (452)              (913)            (1,137)             (2,738)             (1,897)


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 1995 COMPARED WITH 1994

   Total revenues and cost of services were $19.4 million and $17.1 million, respectively, for the year ended December 31, 1995; and $15.2 million and
 $13.7 million, respectively, for  the  year  ended  December  31,  1994.   The
  increase in revenues and related cost and expenses during 1995 resulted from an increase in regular placements, temporary placements and contract labor as compared to 1994.

   General and administrative expenses increased approximately $236,000 in 1995 compared to 1994. The increase is primarily related to an increase in payroll expenses in the employment placement business service business (the "Employment Placement Business").

   In 1995, the Company recorded an approximate $17,000 gain on sale of assets held for sale compared to an approximate $14,000 loss in 1994. The gain resulted from collections on receivables retained from the Temporary Assets, which operations were closed during 1993.

   In 1995, the Company recognized a $23,000 gain on foreclosure of assets compared to a gain of $133,000 in 1994. These gains resulted primarily from settlement of liabilities assumed and paid by the third party purchasers of the Company's assets.

   As a result of joint venture operations, the Company experienced a loss of $48,000. The joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others.

   Interest expense increased $96,000 in 1995 as compared to 1994, which is the result of an increase in factored accounts receivable of the Employment
 Placement Business.

   The Company booked $175,000 and $208,000 in the years ended December 31, 1995 and 1994, respectively, as an extraordinary item from gain on debt restructuring, net of income tax, which is the result of settling certain prior year liabilities on a discounted basis.

   As a result of these factors, the Company booked $461,000 in net income for the year ended December 31, 1995, as compared to $224,000 in net income for the year ended December 31, 1994.

 1994 COMPARED TO 1993

   As more fully discussed in Item 1 hereof and in Note 3 in the Notes to Consolidated Financial Statements made a part hereof, the Company currently operates certain of the offices of its Employment Placement Business, as a result of a foreclosure transaction beginning in December 1993 and concluding in January, 1994. Accordingly, the Company's Consolidated Statement of
  Operations for the year ended December 31, 1994, includes income from the operations of the repossessed Employment Placement Business for the entire year. Therefore, income from divisional operations for 1994 and 1993 is not comparable.

   Total revenues and cost of services were $15.2 million and $13.7 million, respectively, for the year ended December 31, 1994; and $1.7 million and $1.5 million, respectively, for the year ended December 31, 1993. The increase in revenues and related cost and expenses during 1994 as compared to 1993 resulted from the growth in the operations of the Employment Placement Business during the entire year ended December 31, 1994, as compared to only one month during 1993.

   General and administrative expenses increased approximately $914,000 in 1994 as compared to 1993. The increase is primarily related to operating the
 Employment Placement Business during the entire year during 1994 compared to only one month during 1993.

   During late 1993, the Company activated its medical placement business (the"Medical Placement Business"). Due in large part to start-up costs and problems associated therewith, these operations incurred losses of approximately $579,000 during the year ended December 31, 1994.

   In 1994, the Company recorded a $14,000 loss in connection with assets held for sale; such loss resulted from the Company recognizing its contingent liability in connection with a $50,000 loan made by a former controlling shareholder of the Company to Veritas, Inc., a 1991 purchaser of certain of the Company's assets. The $50,000 note is partially offset by a $35,000 gain representing collections on receivables retained from the Temporary Assets, which operations were closed during 1993.

   Due to the abovementioned foreclosure transactions, the Company recognized a $133,000 and $1,947,000 gain on the foreclosure of assets in 1994 and 1993, respectively. The gain resulted primarily from collections on the purchase notes and from Company liabilities assumed and paid by the third party purchasers of the Company's assets.

   Interest expense increased approximately $101,000, which is the result of an increase in charges relating to factored accounts receivable of the Employment Placement Business.

   The Company has booked $208,000 and $72,000 in the years ended December 31, 1994 and 1993, respectively, as an extraordinary item from gain on debt restructuring, net of income tax, which is the result of settling certain prior year liabilities on a discounted basis.

   As a result of these factors, the Company booked $224,000 in net income for the year ended December 31, 1994, compared to $1,601,000 net income for the year ended December 31, 1993.

 LIQUIDITY AND CAPITAL RESOURCES

   Working capital was a $1,060,000 deficit at December 31, 1995, compared with a $1,142,000 deficit at December 31, 1994. This deficit decrease of approximately $82,000 during 1995 was largely attributed to an increase in accounts receivable and a reduction in current maturities of long-term debt, partially offset by an increase in accounts payable.

   Cash flow provided by operating activities of $308,000 resulted primarily from the profitable operations of the Employment Placement Business, offset in part by a corresponding increase in accounts receivable and a provision for losses in accounts receivable.

   Net cash used in investing activities of $312,000 resulted from capital expenditures made by the Company during 1995. The Company retired $83,000 in debt during 1995, and utilized approximately $111,000 of proceeds from factored accounts receivable to fund the operations of the Employment
 Placement Business during the year ended December 31, 1995.

   The impact of inflation has not had a significant effect on the Company's operating results.

   During 1993, the Company formed Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly-owned subsidiary corporations, to operate the Employment Placement Business which were operated previously by purchasers of Company assets prior to the foreclosure action taken by the Company beginning in December 1993 and concluding in January
  1994. The Company's future success is now substantially dependent on the Employment Placement Business operations.

   During the second and third quarters of 1995, the Company opened a new district office in Chicago, Illinois. This office will provide employment placement services to prospective clients in the region. Management believes that this operation will contribute significantly to future growth and profits in the Employment Placement Business.

   Also, during 1995, the Company entered into a long-term lease commitment for approximately 41,600 square feet of office space, at a favorable market rate, in Dallas, Texas. This office space is currently the corporate headquarters for the Company, and houses several of the Company's agency operations.

  Presently, the Company's only major source of income relates to the operations of its Employment Placement Business. However, management of the
  Company anticipates that the cash flow of its wholly-owned subsidiaries (a) will provide adequate liquidity to fund its future operations, and enable the Company to reduce its current payables and factoring lines, and (b) will result in positive shareholders' equity at December 31, 1996.

  In addition, at December 31, 1995, the Company had accrued approximately $250,000 relating to a settlement agreement with a landlord. Management believes that the terms of the Company's settlement agreement with the landlord involved will be satisfied by October, 1996. Satisfaction of these terms will relieve the Company of the obligation to pay the full amount of the accrued expense involved and will enable the Company to report an extraordinary gain related thereto in the fourth quarter of 1996.

  Although the Company significantly lowered its cost of funds in 1995 through negotiations with its factoring sources, the Company is presently seeking alternative sources of funds to be utilized in expanding the Employment
 Placement Business to fund future growth or acquisitions.

  The Company is currently evaluating the possibility of expanding its Employment Placement Business in 1996 through acquisitions, joint venture operations, the development of training center operations to assist in increasing the number of potential applicants, and enhancing its data base services to facilitate employee placements.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   See Item 14(a)

 ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

                                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS

       The following table sets forth certain information concerning the members of the Board of Directors of the Company as of December 31, 1995:

                                                                                        Year First
                                                                                        Elected Director
         Name and Address                 Age              Principal Occupation                              Term Expires
 J. Michael Moore                         49       Chairman of the Board and Chief            1991               1996
 12801 N. Central Expy., Suite 350                 Executive Officer of the Company
 Dallas, Texas  75243
 Donald A. Bailey                         53       President of Human Resources               1991               1996
 2351 W. Northwest Hwy., Suite 3100                Corporation
 Dallas, Texas 75220
 M. Ted Dillard                           43       Chief Financial Officer, Secretary         1991               1996
 12801 N. Central Expy., Suite 350                 and Treasurer of the Company
 Dallas, Texas  75243

   SEE ITEM 12 OF THIS FORM 10-K FOR INFORMATION CONCERNING OWNERSHIP OF THE
             COMPANY'S SECURITIES BY THE DIRECTORS OF THE COMPANY.

   J. Michael Moore was elected to the Board of Directors of the Company on May 1, 1991. He has been President and Chief Executive Officer of United States
 Funding Group, Inc. a Texas corporation ("USFG"), since 1986 (USFG has been involved in acquiring, from the Resolution Trust Corporation and the Federal Deposit Insurance Corporation, real estate and notes secured primarily by real estate, located within the United States). Mr. Moore is the sole shareholder of USFG-DHRG L.P. No. 2, Inc., a Texas corporation which owns the controlling interest in the Company's Common Stock.

   Donald A. Bailey was elected as director of the Company on May 1, 1991. Since January, 1990, Mr. Bailey has been engaged in a variety of business enterprises. From January 1, 1993 until January 27, 1994, Mr. Bailey was acting President of the Company. Since September, 1993, Mr. Bailey has been President of Human Resources Corporation, an employee leasing concern.

   M. Ted Dillard was elected to the Board of Directors of the Company in August, 1991, and has been Chief Financial Officer, Secretary and Treasurer of the Company since January, 1994, and Controller of the Company since June,
  1990. Mr. Dillard is also President of Preferred Funding Corporation, a wholly-owned subsidiary of the Company. Mr. Dillard is a Certified Public Accountant, Certified Management Accountant and Certified Financial Planner.

   During  1995,  there  were  two  meetings of the Board of Directors  of  the
  Company.   Mr. Moore, Mr. Bailey and  Mr.  Dillard  attended  both  of  these meetings.








 OFFICERS

   The table below sets forth information as of December 31, 1995, as to the Company's executive officers and executive employees.

   NAME              AGE          POSITION

   J. Michael Moore  49           Chairman of the Board and
                                  Chief Executive Officer

   M. Ted Dillard    43           Chief   Financial   Officer,   Secretary  and
 Treasurer


   See discussion above under "Directors" for more information concerning each of these officers.

   Effective October 1, 1995, Gary K. Steeds was appointed an operating officer and no longer serves as acting President of Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two of the
 Company's wholly-owned subsidiaries. Also, Billie J. Tapp resigned as Senior Vice-President of MAC and ISC effective January, 1995.

 ITEM 11.  EXECUTIVE COMPENSATION

   REMUNERATION. The following table sets forth the aggregate cash compensation paid by the Company for the year ended December 31, 1995, to each of the executive officers of the Company whose aggregate cash compensation exceeded $60,000, and to all executive officers as a group:

       NAME OF INDIVIDUAL OR                            Capacities                                         Cash
    NUMBER OF PERSONS IN GROUP                        in Which Served                                  Compensation
 J. Michael Moore                             Chairman of the Board and                                       $  87,000
                                              Chief Executive Officer
 M. Ted Dillard                               Chief Financial Officer and                                     $  78,000
                                              Secretary and Treasurer
 Gary K. Steeds                               Former Acting President                                         $  93,100
 Executive Officers as a Group                                                                                $258,100
 (3 persons)


   Effective October, 1995, each outside member of the Board of Directors is to be paid $1,000 for each directors meeting attended,. Board members who are employees of the Company will continue to be paid $500 for each directors meeting attended. During 1995, a majority of such director fees were accrued, but not paid.

   STOCK OPTIONS. Two subsidiaries of the Company, MAC and ISC, contemplate granting Gary K. Steeds the right to earn shares of the common stock of the two subsidiaries based upon achievement of certain performance goals and continued employment with the Company. In addition, it is anticipated that other employees of MAC and ISC could be entitled to earn equity ownership interests in MAC and ISC based upon achievement of certain performance goals and continued tenure with the two entities involved.

   In October, 1995, the option to purchase 50,000 shares of Common Stock (150,000 shares in the aggregate) were granted to each of the following: J.
 Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, M. Ted Dillard, Chief Financial Officer, Secretary, Treasurer, and director of the Company, and Donald A. Bailey, a director of the Company. The terms and conditions of each of these options are as follows: (a) each of the optionees (i) were immediately vested as to 15,000 shares (45,000 shares in the aggregate), and (ii) will become vested as to an additional 3,000 shares (9,000 shares in the aggregate) per quarter (commencing November, 1995) until such time as they are fully vested as to 50,000 shares each, (b) prior to options becoming vested, vesting is contingent upon the optionee's continued involvement as an officer or director of the Company, (c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions, (d) the option price for options exercised is $.50 per share, (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times within five years from the date of vesting, and (ii) must be exercised prior to the expiration of five years from the date of vesting, and (f) if an optionee ceases to be an officer or director of the Company the options then vested as to such optionee must be exercised within (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than as provided in subsections (ii) and (iii)
  below, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death, total disability or retirement at age 65,  (iii)  three  months  from  the  date  of termination of employment of optionee by the Company for cause, or (iv) October 31, 2000 (five years from the date of authorization of these options).

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned, as of March 31, 1996, by certain officers and directors of the Company and others. At March 31, 1996, the Company had issued and outstanding 1,758,211 shares of Common Stock. As far as is known to management and except as shown below, no person beneficially owns more than five percent of the outstanding Common Stock of the Company.

 NAME AND ADDRESS              AMOUNT AND NATURE                  PERCENT OF
 OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP (1)(2)     CLASS (2)

 USFG-DHRG L.P. No. 2, Inc.                  899,200 <FN3>                   47.1% <FN3>
  12801 N. Central Expy., #260
  Dallas, Texas 75243
 J. Michael Moore                            949,200 <FN3>                   49.7% <FN3>
  12801 N. Central Expy., #350
  Dallas, Texas  75243
 Gary K. Steeds                              178,350 <FN4>                   9.3%
  12801 N. Central Expy., #350
  Dallas, Texas  75243
 Donald R. Ditto, Sr.                        125,000 <FN5>                   6.6%
  Route 2, Box 21633
  Winnsboro, Texas 75494
 Donald A. Bailey                             82,100                           4.3%
 M. Ted Dillard                               50,000                           2.6%
 All officers and directors                1,259,650                          66.0%
  as a group (3 persons)



<F1>
     Except as  otherwise  indicated,  all  shares are owned directly and the
 beneficial owner has sole voting and sole investment  power.   With respect to
 899,200 shares of the shares shown to be owned by J. Michael Moore,  Mr. Moore has  shared voting and shared investment power as to these shares due to  his ownership  of  all  of  the  capital  stock of USFG-DHRG L.P. No. 2, Inc. (the
 "Controlling Shareholder").
</F1>

<F2>
  (2)  For purposes of calculating the percent  of  class  owned, the shares of stock which are subject to stock options shall be deemed outstanding  to  the extent  that  each person has the right to acquire shares through the exercise
 of any options.   The  above  table reflects the vesting of 50,000 shares each
 (150,000 shares in the aggregate)  beneficially  owned by J. Michael Moore, M.
 Ted Dillard and Donald A. Bailey, as of March 31, 1996.
</F2>

<F3>
  (3)   These  shares  are actually owned by the Controlling  Shareholder.  Mr.
 Moore is deemed to be the beneficial owner of these shares since he owns all of the capital stock of the Controlling Shareholder.
</F3>

<F4>
  (4) Pursuant to the terms of a 1991 purchase agreement for the sale of assets by the Company, Mr. Steeds agreed to deliver these shares to the
  Company. Gary K. Steeds granted to J. Michael Moore the proxy and voting rights to these shares as part of the purchase agreement. None of these shares are included in the shares shown to be beneficially owned by Mr. Moore.
</F4>

<F5>
  (5)  Such shares were acquired from Frank  S.  Otey  III in 1994 and James F.
 West Jr. and Alice Marie West in 1995.  Mr. Donald R. Ditto, Sr. was a limited partner in a partnership that was a former controlling shareholder of the Company.
</F5>

  In April of  1991,  USFG-DHRG  #1,  Ltd.,  a  Texas  limited partnership (the
 "Partnership"), acquired ownership of 899,200 shares (the  "Shares") of Common
  Stock of the Company. On March 26, 1993, the Partnership conveyed ownership of the Shares to Ditto Properties Co., a Texas partnership ("Ditto"), and Ditto immediately thereafter conveyed ownership of the Shares to USFG-DHRG
  L.P. No. 2, Inc., a Texas corporation (the "Controlling Shareholder"); the sole shareholder of the Controlling Shareholder is J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company.

  As a result of the foregoing, both the Controlling Shareholder and Mr. Moore should be considered a control person of the Company. For more information concerning the aforesaid transaction involving the Partnership and Ditto, see the Schedule 13D, dated March 26, 1993, filed by Ditto with the Securities and Exchange Commission (the "SEC"). For more information concerning the aforesaid transaction involving Ditto and the Controlling Shareholder, see the Schedule
 13D, also dated March 26, 1993, filed by the Controlling Shareholder with the SEC.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company has previously entered into related party transactions which were still in effect in 1995. Such transactions are as follows:

   1.  USFG-DHRG #1, Ltd. ("USFG Ltd.") loaned $175,000  to the Company in 1991 as evidenced by an unsecured promissory note.  During 1992,  the  Company paid
 $75,500 of this obligation, but also borrowed an additional $50,000  from USFG
 Ltd.  These obligations bore interest at 10% per annum, were initially payable
  November  3,  1992,  and then due upon demand.  In January, 1993, the Company borrowed an additional  $100,000 from USFG Ltd., and then, subsequently repaid
 $135,000 of such loans during  1993.   In  1994  and  1995, the Company repaid
 $100,000 and $14,500 of such loans, respectively.  At December  31,  1995, the
 Company has repaid all loans to USFG Ltd.

   2.  Since June 1993, the Company has leased approximately 2,000 sq.  ft.  of office  space  for  approximately $2,000 per month from United States Funding
 Group, Inc. ("USFG").   USFG  is wholly-owned by J. Michael Moore, Chairman of
 the Board and Chief Executive Officer of the Company. USFG is also the general partner of USFG Ltd.  The lease  is  scheduled  to  expire June 30, 1996.  The
 Company considers the terms of this lease to be comparable  to  terms it would have if the space involved was being leased from an unaffiliated third party.

     During 1995, the Company paid various expenses on behalf of USFG  and  Mr.
  Moore.   The Company has offset these related party loans with amounts due to
 USFG and Mr.  Moore  for  purchases  of office furniture and equipment.  As of
  December 31, 1995, the balance remaining  is  approximately  $6,200.   It  is
 expected that this amount will be settled or paid in full during 1996.

   3. In March, 1993, USFG Ltd. assigned to Ditto Properties, Inc., formerly a controlling stockholder of the Company (for more information in this regard, see Item 12 of this Form 10-K), an account receivable of $249,000 in the form of the obligations payable to USFG Ltd. as described in paragraph 1 of this
 Item 13.

   4.  In December, 1992, the Company foreclosed  upon  certain assets owned by
  Veritas,  Inc.  ("Veritas").   A former officer and director,  and  a  former
  significant shareholder  of  the  Company,  had  guaranteed  certain  of  the
  obligations  of  Veritas  to  the  Company.   In  November,  1992,  a  former
 controlling  shareholder of the Company loaned $50,000 to Veritas.  As Veritas is currently in bankruptcy proceedings and the Company was contingently liable
 for this obligation,   the Company booked a note payable at December 31, 1994,
 to reflect this obligation.   This  obligation  plus accrued interest has been
 paid in full as of the date of this report.

   5.  In January, 1993, the Company modified certain  obligations  payable  to the  Company  by  entities controlled by Gary K. Steeds, a former officer and
 director of the Company.   In  January  1994,  the Company foreclosed upon the
  assets  of  these  entities  and operates these assets  through  wholly-owned subsidiaries (for more information regarding these transactions, see Item 1 of this Form 10-K).

   6.  CFS, Inc. (the "Supplier")  is  an entity which is providing services to the Company in the form of assisting the  Company in its efforts (a) to obtain business to provide personnel to entities purchasing  notes  and  other assets from governmental agencies, and (b) to locate individuals to become  personnel
  of  the  Company  for  such  purposes.   The  Supplier is a minority operated
  corporation,  which  because  of  its status, supplies  services  to  clients requiring a certain portion of its business  to be allocated to minority owned and operated vendors.  The Company provides personnel  and  contract  labor to
  the Supplier on a subcontractor basis.   Laurie Moore, the wife of J. Michael
 Moore,  the  Chief Executive Officer and Chairman of the Board of the Company,
 owns 49% of the Supplier.  During 1995, the Company paid approximately $46,000 to the minority  owner  of  the Supplier.  The Company believes that the rates charged by the Supplier are competitive and fair to the Company.  In addition, during January, 1995, MAC, a  wholly-owned  subsidiary of the Company, entered into a Joint Venture Agreement with the Supplier, for the purpose of providing personnel services to certain businesses requiring  minority  suppliers and to others.  The Company believes that the terms of this Joint Venture  Agreement are  competitive  and fair to the Company.  The Company has recorded a $48,000 loss from joint venture operations for the year ended December 31, 1995.

   7.  In January of  1996,  the  Company, through its wholly-owned subsidiary,
 Preferred Funding Corporation, loaned  $25,000  to United States Funding Group
 Oil and Gas, Inc., an entity owned by J. Michael  Moore, Chairman of the Board and  Chief Executive Officer of the Company.  Such loan  is  evidenced  by  a promissory  note  with  interest  at  the  rate  of 1% per month on the unpaid
  balance.   In  addition, a 10% loan origination and  administration  fee  was charged by the Company.  Payments on the loan are scheduled on a monthly basis with a minimum payment  of  $2,000  plus  interest due on the last day of each month.  As of March 31, 1996, all required payments have been made on a timely basis.







                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  (i) and (ii) Financial Statements and Schedules.

 Reference is made to the listing on page 19 of all financial statements and schedules filed as a part of this report.

  All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

       (iii)  Exhibits

 Reference is made to the Index to Exhibits on pages 38 through 41 for a list of all exhibits filed as part of this report.

  (b) Reports on Form 8-K.

 Not Applicable.




                                              SIGNATURES



   Pursuant  to  the  requirements  of  Section  13  or 15(d) of the Securities
 Exchange Act of 1934, the registrant has duly caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                Diversified           Corporate
 Resources, Inc.


 Date:  April 15, 1996                          By:  /S/  J. MICHAEL MOORE
 J. Michael Moore
 CHIEF EXECUTIVE OFFICER


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.





/S/ J. MICHAEL MOORE                Chairman and Chief Executive Officer
J. Michael Moore


/S/  M.  TED  DILLARD               Chief Financial Officer, Secretary,
M. Ted Dillard                      Treasurer and Director
                                    (Principal   Financial  and  Accounting
                                     Officer)


/S/ DONALD A. BAILEY                Director
Donald A. Bailey

                                   INDEX TO FINANCIAL STATEMENTS AND
                                     FINANCIAL STATEMENT SCHEDULES


PAGE NO.

Independent Auditor's Report                                     20

Consolidated Balance Sheets - December 31, 1995 and 1994         21

Consolidated Statements  of  Operations -
   Years Ended December 31, 1995, 1994,  and 1993                22

Consolidated  Statements of Stockholders' Equity
   (Capital Deficiency) - Years Ended
   December 31, 1995, 1994, and 1993                             23

Consolidated  Statements of Cash Flows -
   Years Ended December 31, 1995, 1994,
   and 1993                                                      24

Notes to Consolidated Financial Statements                       26

Schedule  II  -  Valuation  and Qualifying Accounts - Years Ended December 31,
  1995, 1994, and 1993                                           37


  All other schedules have been omitted because they are either not applicable or the information required by the schedule is included in the financial statements or the notes thereto.





                          INDEPENDENT AUDITOR'S REPORT



 To the Board of Directors and Stockholders of Diversified Human Resources Group, Inc.
 Dallas, Texas








































                           WEAVER AND TIDWELL, L.L.P.

 Dallas, Texas
 April 9, 1996




             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                           DECEMBER 31,
 CURRENT ASSETS:                                                                      1995                          1994
       Cash and cash equivalents                                                      $     69,627                  $     45,780
       Accounts receivable, less allowance for doubtful accounts
       of approximately $412,000 and $205,000, respectively                              2,140,623                     1,874,754
       Refundable federal taxes                                                                  -                           225
       Notes receivable (Note 3)                                                            13,052                        25,363
       Prepaid expenses and other current assets                                            96,806                       157,153
         TOTAL CURRENT ASSETS                                                            2,320,108                     2,103,275
 EQUIPMENT, FURNITURE AND LEASEHOLD
       IMPROVEMENTS, NET (Note 4)                                                          467,043                       286,829
 OTHER ASSETS:
     Investment in and advances to joint venture (Note 13)                                 103,838                             -
     Notes receivable (Note 3)                                                                   -                        11,533
     Other                                                                                 179,153                       161,243
                                                                                        $3,070,142                    $2,562,880

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


 CURRENT LIABILITIES:
       Accounts payable and accrued expenses (Note 5)                                    $3,358,163                   $3,143,107
       Current maturities of long-term debt (including $14,500
       to majority shareholder in 1994) (Note 6)                                             21,603                      101,822
       TOTAL CURRENT LIABILITIES                                                          3,379,766                    3,244,929
 DEFERRED LEASE RENTS                                                                        52,531                      117,597
 LONG TERM DEBT (Note 6)                                                                     90,048                      113,240
 COMMITMENTS AND CONTINGENCIES (Notes 3 and 12)
 STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Notes 2 and 7):
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued                                                                                                 -  -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,881,161 shares issued                                                   188,116                     188,116
     Additional paid-in capital                                                            3,615,151                   3,615,151
     Accumulated deficit                                                                  (4,086,045)                 (4,546,728)
     Common stock held in treasury (122,950 shares), at cost                                (169,425)                   (169,425)
       TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                      (452,203)                   (912,886)
                                                                                          $3,070,142                   $2,562,880


                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          YEAR ENDED DECEMBER 31,
                                                                 1995                      1994                      1993
 NET SERVICE REVENUES
     Regular Placements                                           $9,124,545                $7,471,318               $   838,888
      Temporary                                                    4,209,685                 2,879,143                   277,045
     Contract Labor                                                6,023,655                 4,882,253                   551,389
                                                                  19,357,885                15,232,714                 1,667,322
 COST AND EXPENSES (Note 3)                                       17,080,688                13,705,898                 1,508,993
 INCOME  FROM  OPERATING ENTITIES                                  2,277,197                 1,526,816                   158,329
 GENERAL  AND  ADMINISTRATIVE  EXPENSES                          (1,808,474)               (1,572,763)                 (658,400)
 OTHER INCOME (EXPENSES):
     Gain (loss)  on sale of assets held for sale,                    16,784                  (14,397)                    58,581
 net
     Gain on foreclosure of division assets                           22,815                   133,000                 1,946,534
     Loss from joint venture operations                             (47,826)                         -                         -
     Interest expense, net                                         (237,111)                 (140,916)                  (39,691)
     Other, net                                                       62,487                    84,524                    63,589
                                                                   (182,851)                    62,211                 2,029,013
 INCOME  BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM (Note 8)                                 285,872                    16,264                 1,528,942
 INCOME TAXES, net of tax benefit from utilization
     of net operating loss carry forward                                   -                         -                         -
 INCOME  BEFORE EXTRAORDINARY ITEM                                   285,872                    16,264                 1,528,942
 EXTRAORDINARY ITEM - gain on troubled debt
     restructuring, net of income tax (Note 9)                       174,811                   208,212                    71,750
       NET INCOME                                                $   460,683               $   224,476                $1,600,692
 INCOME  PER SHARE:
     Income  before extraordinary item                       $           .16           $           .01           $           .87
     Extraordinary item                                                  .10                       .12                       .04
 INCOME   PER   SHARE                                        $           .26           $           .13           $           .91









                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)




                                                 Additional
                                       Common     paid-in         Accumulated     Treasury
                                        Stock      Capital           Deficit        Stock      Total

  BALANCE,   January  1,  1993  $     188,116  $    3,615,151  $  (6,371,896) $ (169,425)  $(2,738,054)
   Net income .....................     -              -           1,600,692        -        1,600,692
   BALANCE,   December   31,   1993   188,116       3,615,151     (4,771,204)  (169,425)   (1,137,362)
   Net income                               -            -            224,476        -         224,476
  BALANCE,  December  31,  1994        188,116      3,615,151     (4,546,728)  (169,425)     (912,886)
   Net income                              -             -            460,683        -         460,683
  BALANCE,  December  31,  1995 $      188,116   $  3,615,151    $ (4,086,045)  $(169,425) $  (452,203)

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                        1995                 1994                 1993
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $   460,683          $   224,476           $1,600,692
      Adjustments to reconcile net income to
         net cash
         provided by operating activities:
         Depreciation                                     132,182               86,026               10,767
      Provision   for   losses  on  accounts              207,363               41,000              163,711
         receivable
     Increase in accounts receivable                    (473,232)            (898,070)          (1,181,396)
     (Increase) decrease in receivables from
        net assets foreclosed                                   -              236,973            (236,973)
     Other changes in net assets held for sale                  -                    -              184,126
     (Increase) decrease in refundable federal                  -               30,779             (31,004)
      income taxes
      Increase in prepaid expenses and other             (78,291)            (154,802)              (1,167)
       current assets
     Increase in other assets                             (6,377)            (112,811)             (38,769)
     Increase in fixed assets from foreclosure                  -            (177,884)                    -
     Increase in accounts payable and accrued             104,419              805,221              454,080
        expenses
      Increase  (decrease) in deferred lease             (65,066)             (80,273)              197,870
        rents
      Decrease in obligations resulting from
        settlement                                             -             (217,150)                    -
 agreements
     Equity in loss of joint venture                       47,336                    -                    -
       Increase  in  debt  from  net  assets                    -                    -               95,075
        repossessed
     Decrease in deferred interest income                       -                    -            (681,505)
     Obligations written off in restructuring            (20,634)                    -                    -
     Other, decreases in deferred gain - sales
       of operating divisions                                   -                    -            (902,264)
      Net cash  provided   by  (used  in)                 308,383            (216,515)            (366,757)
 operating                         activities
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collections on notes receivable
      - operating  divisions                                    -                    -              123,793
     Proceeds from the sale of net assets held                  -                    -              269,200
        for sale
     Capital expenditures                               (312,396)            (157,014)              (8,514)
         Net  cash  provided  by  (used  in)            (312,396)            (157,014)              384,479
          investing activities
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal collections on notes receivable
        - operating divisions                                   -               10,000              100,000
     Issuance of notes payable                                  -               50,000                    -
     Repayment of short-term debt                        (64,500)            (110,000)            (135,000)
      Increase  in  proceeds  from  factored              110,637              396,931              140,082
 receivables
     Principal payments under long-term debt
 obligations                  to others                  (18,277)             (30,397)             (40,364)
          Net  cash  provided  by  financing               27,860              316,534               64,718
 activities
     Net increase (decrease) in cash and cash
 equivalents                                               23,847             (56,995)               82,440
     Cash and cash equivalents at beginning of             45,780              102,775               20,335
 year
     Cash and cash equivalents at end of year        $     69,627         $     45,780          $   102,775
 SUPPLEMENTAL   DISCLOSURES   OF  CASH  FLOW
 INFORMATION:
     Cash paid during the year for interest           $   264,000         $    163,000        $       7,702

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DIVERSIFIED    CORPORATE    RESOURCES,    INC.   AND  SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (CONTINUED FROM PREVIOUS PAGE)


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

 In conjunction with the prior year sales of the Company's operating divisions, and the subsequent foreclosures, the transactions produced the following accounting effects.


                                                      YEAR ENDED DECEMBER 31,
                                                        1995                 1994                 1993

 Write down of the notes receivable from the                    $                    $         $(4,799,069)
 purchasers                                                     -                    -
 Write-off    of   accounts   receivable   -                    -                    -            (159,292)
 contractual agreements
 Net assets held for sale                                       -                    -              171,177
 Reverse deferred interest income                               -                    -            1,141,236
 Deferred lease rents returned                                  -                    -            (197,870)
 Accounting effects  of  gain on foreclosure                    -                    -          (1,903,325)
 entries
 Other                                                          -                    -               16,620
 Decrease  in  deferred  gain  from sales of                    -                    -          (5,730,523)
 operating divisions
 (Increase) decrease:
 Accounts receivable - contractual agreements                   -                    -              151,157
 Current   notes   receivable   -  operating                    -                    -              243,960
 divisions
 Long-term   notes  receivable  -  operating                    -                    -            4,556,935
 divisions
 Increase (decrease) in deferred gain, net of
 receivables from     purchasers                                $                    $        $   (778,471)
                                                               -                     -









                               See notes to consolidated financial statements.
















                                       25

                        DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

  The  consolidated  financial statements include the operations of Diversified
  Corporate  Resources,   Inc.  and  its  subsidiaries  (the  "Company").   All
 intercompany accounts and transactions have been eliminated in consolidation.

  The Company's Consolidated Statement of Operations for the year ended December 31, 1993 includes income from the operations of the repossessed Power Placement Assets from May 1993 until December, 1993, when the Company sold the corporation owning such assets, and income from the operations of the repossessed employment placement service business (the "Employment Placement Business") for the month of December, 1993. (See discussion in Note 3.)

  NATURE OF OPERATIONS

  Diversified Corporate Resources, Inc. (the "Company") is a Texas corporation. The Company, through its wholly-owned subsidiaries, is engaged in the full-time (regular) and temporary placement of personnel in various industries, and the contract placement services industry. The Company operates branch offices in a number of cities which are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive offices provide centralized training, payroll, collections and certain accounting and administrative services for the branch offices.

  REVENUE RECOGNITION

  During 1993, and until the repossession of the Employment Placement Business in January, 1994, the cost recovery method of accounting was being used for recognition of income from sales of the operating divisions until such time as the liabilities assumed by the purchasers of the operating divisions had been satisfied and a collection history on the notes receivable had provided an expectation that the gain from such sales would be reasonably assured (see
 Note 3).

  Fees for placement of full-time (regular) personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from temporary personnel placements is recognized upon performance of services.
  Cost of services consists of expenses for the operation of agencies (principally commissions, direct wages paid to temporary personnel, payroll taxes and rent) and a provision for uncollectible accounts (approximately $116,000 in both 1995 and 1994). Accounts receivable at December 31, 1995 and 1994, includes approximately $36,000 of unbilled receivables which will be billed during 1996 and $133,000 of unbilled receivables that were billed in 1995, respectively.

  CASH AND CASH EQUIVALENTS

  Cash and cash equivalents includes certificates of deposits of approximately $31,000 at December 31, 1994. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

  DEPRECIATION AND AMORTIZATION

  Equipment, furniture, and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets (which range from three to seven years) or the related lease terms, if applicable, whichever is shorter. Intangible assets are amortized on the straight-line method over their estimated useful lives which range from three to ten years.

  LEASES

  Capital leases are recorded at the inception of the lease at the lower of the discounted present value of future minimum lease payments or the fair value of the asset.

  Rent expense on operating leases is recorded on a straight-line basis over the terms of the leases.

  INCOME TAXES

  During 1993, the Company changed its method of accounting for income taxes to conform to the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the basis of installment sales, property and equipment and accounts receivable for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

  Previously, the Company provided deferred taxes resulting from timing differences between financial and taxable income. Under the new method, however, an asset and liability approach is used in accounting for income taxes. There was no cumulative effect (to January 1, 1993) of the change in accounting principle.

  INCOME PER SHARE

  Income per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (common stock equivalents are excluded if the effects of inclusion are antidilutive). The weighted average number of shares outstanding for the years ended December 31, 1995, 1994, and 1993 were 1,758,211.

  RECLASSIFICATIONS

  Certain amounts previously reported in the 1994 and 1993 financial statements have been reclassified for comparative purposes.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  ACCOUNTING PRONOUNCEMENTS

  In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement must be adopted by the Company in the first quarter of 1996. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The statement is not expected to have a material impact on the Company's results of operations or financial position.


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement will require the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company will continue to use the intrinsic value method under APB 25 but will be required by SFAS 123 to make pro forma disclosure of net income and earnings per share as if the fair value method had been applied in its 1996 financial statements.

  OTHER

  The Company had requested that the Securities and Exchange Commission (the"Commission") waive the Company's obligation to file certain financial statements and information not filed with the Company's Form 8-K dated
 February 22, 1994,  reporting  the  repossession  of  the Employment Placement
  Business. The Commission did not waive the Company's obligations to comply with the provisions of Form 8-K, and the Commissions' rules and regulations related thereto, but has taken a no-action position against the Company which is based solely on failure to file the required audited historical financial statements and pro forma financial information.

  Further, until the Company has filed the required audited financial statements (a) registration statements of the Company under the Securities Act of 1993 will not be declared effective, and (b) offerings may not be made by the Company pursuant to effective registration statements, or pursuant to Rules 505 and 506 of Regulation D where any purchasers are not accredited investors under Rule 501(a) of the Regulation. The foregoing restriction will not apply to sales of securities pursuant to Rule 144.

 2. FINANCIAL CONDITION:

  In December of 1992, both Management Alliance Group Corp., formerly Financial Recruiters, Inc. ("MAGC"), and Gary K. Steeds, Inc. ("GKS") sought protection from their respective creditors under the federal bankruptcy laws. As more fully described below, in order to protect the Company's assets, the Company was able to obtain the necessary court approval to allow the Company to foreclose upon the accounts receivable and certain other assets pledged to the Company by MAGC and GKS. The Company foreclosed upon these assets on January 3, 1994.

  The Company formed Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly-owned subsidiary corporations, to operate the employment placement service businesses (the "Employment Placement Business") which were operated by MAGC and GKS prior to the aforesaid foreclosure action taken by the Company. The Company is substantially dependent on the success of the Employment Placement Business operations. As a result of foreclosure transactions, the Company has recorded a $23,000, $133,000 and $1,947,000 gain on the foreclosure of divisional assets for the years ended December 31, 1995, 1994 and 1993, respectively.

  During 1995 and 1994 the Employment Placement Business core operations experienced profitable growth. However, during late 1993, MAC activated its medical placement business, primarily in the area of physician search. The offices  of this operation were then located in Dallas,  Texas  and  Atlanta,
 Georgia.  Due  in  large  part  to  start-up  costs  and  problems  associated therewith, these operations, Legacy Healthcare Resources and Nova Healthcare Resources, incurred losses of approximately $242,000 and $579,000 during the years ended December 31, 1995 and 1994, respectively. During the fourth quarter of 1994, the Atlanta office of this operation was closed and expenses were reduced significantly. However, management continues to evaluate the prospects of further developing the medical placement field.

  At December 31, 1995, the Company had a total capital deficiency of $452,000 and a working capital deficit of $1,060,000.

  In addition, at December 31, 1995, the Company had accrued approximately $250,000 relating to a settlement agreement with a landlord. Management believes that the terms of the Company's settlement agreement with the landlord involved will be satisfied by October, 1996. Satisfaction of these terms will relieve the Company of the obligation to pay the full amount of this accrued expense and will enable the Company to report an extraordinary gain related thereto in the fourth quarter of 1996.

  Although the Company significantly lowered its cost of funds in 1995 through negotiations with its factoring sources, the Company is presently seeking alternative sources of funds to be utilized in expanding the Employment Placement Business to fund future growth or acquisitions.

  The Company is currently evaluating the possibility of expanding its Employment Placement Business in 1996 through acquisitions, joint venture operations, the development of training center operations to assist in increasing the number of potential applicants, and enhancing its data base services to facilitate employee placements.

  Although management anticipates that the operations of its wholly-owned subsidiaries (a) will provide adequate cash flow to in 1996 to fund the Company's continuing operations, and to enable the Company to reduce its current payables and factoring lines, and (b) result in positive shareholders' equity at December 31, 1996, there is no guarantee the above actions can be successfully implemented.

 3. SALE AND REPOSSESSION OF ASSETS:

  GENERAL

  In May, 1993, the Company repossessed from one of the purchasers of Company assets most of the assets (the "Power Placement Assets") previously sold by the Company to such purchaser.

  Pursuant to an agreement dated December 16, 1993 and after operating the Power Placement Assets since May, 1993, the Company sold the capital stock of
  Recruiters Network Group, Inc. ("RNG"), a wholly-owned subsidiary of the Company formed to operate these assets, to Donald A. Bailey ("Bailey"), then acting President of and a Director of the Company. As part of the purchase agreement, Bailey provided funding to enable RNG to reimburse the Company for RNG payroll costs, RNG issued a $40,000 promissory note payable to the Company (secured by RNG stock, RNG assets and personally guaranteed by Bailey), RNG issued a $15,000 promissory note payable to a former landlord of the Company and guaranteed by Bailey, and $57,400 was paid to the Company in the form of one or more affiliates of Bailey releasing the Company from certain obligations and liabilities payable by the Company to Bailey. These promissory notes are reflected as notes receivable in the balance sheets at December 31, 1994 and 1993, respectively. Prior to the sale, the Company had considered closing RNG due to recurring operating losses during 1993. As of the date of this report the $40,000 promissory note has been paid in full, and all note payments due pursuant to the above mentioned $15,000 promissory note have been made in a timely manner.

  In December of 1992, another purchaser of Company assets caused both Management Alliance Group Corp., formerly named Financial Recruiters, Inc.
 ("MAGC") and Gary K. Steeds, Inc. ("GKS") to seek protection from their respective creditors under the federal bankruptcy laws.

  In 1993, the Company was able to obtain the necessary court approval to allow the Company to foreclose upon the accounts receivable and certain other assets of MAGC and GKS. The Company foreclosed upon MAGC and GKS assets on January 3, 1994. During December, 1993, the Company formed Management Alliance
  Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly-owned subsidiary corporations, to operate the employment placement service businesses (the "Employment Placement Business") which MAGC and GKS operated prior to the aforesaid foreclosure action taken by the Company. The Company is substantially dependent on the success of the Employment Placement Business operations.
 FINANCIAL INFORMATION

  The Company's Consolidated Statement of Operations includes income from the operation of the repossessed Power Placement Assets from May 1993 until the sale of capital stock in December 1993, and income from the operation of the repossessed Employment Placement Business for the years ended December 31, 1995 and 1994, and for the month of December, 1993.

  Cost of services and agency expenses consist of expenses for the operation of agencies (principally commissions, direct wages paid to temporary personnel, payroll taxes, and rent) and a provision for uncollectible accounts (approximately $116,000 in both 1995 and 1994).

  During the years ended December 31, 1995, 1994 and 1993, and due to the various foreclosure transactions described above, management has recognized a $23,000, $133,000 and $1,947,000 gain, respectively, on the foreclosure of divisional assets which primarily represents deferred income from note payments and Company liabilities assumed and paid by the third party purchasers of the Company's divisional assets.

  The following table sets forth the net book value of the MAGC and GKS assets foreclosed upon and repossessed by the Company on January 3, 1994:

                                                                                  Information
                                                                MANAGEMENT          Systems
                                                                 ALLIANCE         Consulting
                                                                CORPORATION          Corp.         Corporate           TOTAL
 Accounts receivable                                               $     267,186     $   228,510    $       1,505       $   497,201
 Receivables from affiliates                                             143,955         183,273                -           327,228
 Equipment, furniture and
 leasehold improvements, net                                              99,839          62,386           15,659           177,884
 Other assets                                                             26,282               -           87,462           113,744
 Accounts   payable,   office  reserves,  accrued  rents  and
 expenses, notes and capital lease obligations
                                                                       (387,780)       (311,101)        (128,250)         (827,131)
 Net Book Value                                                    $     149,482     $   163,068   $     (23,624)       $   288,926

  The net book value of the MAGC and GKS assets repossessed at January 3, 1994, is reflected in the gain on foreclosure of divisional assets in the Consolidated Statement of Operations for the years ended December 31, 1995 and 1994.

 4. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

  Equipment, furniture and leasehold improvements consist of:

                                                                                         DECEMBER 31,
                                                                        1995                           1994
    Office equipment and furniture                                     $     944,717                 $      632,321
    Less accumulated depreciation and amortization                         (477,674)                      (345,492)
                                                                       $     467,043                 $      286,829








 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

  Accounts payable and accrued expenses consist of:

                                                                                         DECEMBER 31,
                                                                        1995                           1994
    Accounts payable                                                   $     727,866                 $      820,562
    Accrued compensation                                                   1,031,434                      1,053,698
    Accrued payroll taxes                                                    178,704                        186,123
    Factored accounts receivable liability                                   647,650                        537,013
    Cash overdraft                                                           192,624                        377,129
    Other                                                                    579,885                        168,582
                                                                        $  3,358,163                   $  3,143,107

  The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for a fee ranging from 2% to 7%, based on the number of days the receivable is outstanding. The maximum amount of factored accounts receivable liability outstanding was approximately $762,000, $650,000 and $140,000 during 1995, 1994 and 1993, respectively. The proceeds from factored accounts receivable were used to fund the operations of the Employment Placement Business during the years ended December 31, 1995 and 1994, and for the month of December, 1993.

 6. LONG-TERM DEBT:

                                                                                          DECEMBER 31,
                                                                          1995                          1994
 Long-term debt consists of:
 Non-interest  bearing  note  due to the Federal Deposit
 Insurance  Corporation with quarterly  installments  of                $       40,000               $       55,000
 $5,000         due         July         1997
 10% note payable due January 13, 1991                                               -                        9,166
 Adjustable rate (approximately 10%) mortgage note due in
 monthly installments through June, 2013                                        71,651                       73,240
 10% demand note payable to USFG-DHRG #1 Ltd., formerly a
 majority shareholder, initially due November 3, 1992                                -                       14,500
 Non-interest bearing note payable to former controlling
 shareholder where Company is contingently liable                                    -                       50,000
 Other notes payable with interest rates ranging from 10%
 to 11% and varying maturities through November, 1994                                -                       11,467
 Capital lease obligations                                                           -                        1,689
                                                                               111,651                      215,062
 Less current maturities of long-term debt                                    (21,603)                    (101,822)
 Total long-term debt                                                   $       90,048                $     113,240

   APPROXIMATELY $95,000 IN OBLIGATIONS ASSUMED BY THIRD PARTY PURCHASERS DURING 1991, WAS RECORDED BY THE COMPANY AS PART OF THE FORECLOSURE UPON AND
  REPOSSESSION OF ASSETS PREVIOUSLY OWNED BY THE COMPANY. THE OBLIGATIONS INCLUDE A $71,700 MORTGAGE NOTE PAYABLE THAT IS COLLATERALIZED BY A FIRST LIEN ON REAL ESTATE, HAVING A NET BOOK VALUE OF $87,500.

   DURING THE YEAR ENDED DECEMBER 31, 1994, THE COMPANY SETTLED A 9% ADJUSTABLE RATE NOTE PAYABLE TO THE FDIC AND A 10% PROMISSORY NOTE ALSO DUE TO THE FDIC IN NOVEMBER, 1993, FOR $5,000 DOWN AND A NON-INTEREST BEARING NOTE FOR $60,000 PAYABLE IN $5,000 QUARTERLY INSTALLMENTS.

   THE COMPANY HAS WRITTEN OFF THE 10% NOTE PAYABLE DUE JANUARY 13, 1991, AND OTHER NOTES WITH VARYING INTEREST RATES AND MATURITIES THROUGH NOVEMBER, 1994,
  TOTALING APPROXIMATELY $20,600 AT DECEMBER 31, 1995. THE AMOUNTS WERE IN DISPUTE AND NO LEGAL CLAIMS HAVE BEEN BROUGHT AGAINST THE COMPANY WITHIN THE TIME STATUTES.

   IN NOVEMBER, 1992, A FORMER CONTROLLING SHAREHOLDER OF THE COMPANY LOANED $50,000 TO VERITAS, INC., A FORMER PURCHASER OF COMPANY ASSETS. VERITAS, INC.
  IS CURRENTLY IN BANKRUPTCY PROCEEDINGS. THE COMPANY WAS CONTINGENTLY LIABLE FOR THIS OBLIGATION, AND RECORDED A $50,000 NOTE DUE TO THIS SHAREHOLDER AT DECEMBER 31, 1994. THIS NOTE WAS PAID IN FULL BY DECEMBER 31, 1995.

   THE AGGREGATE MATURITIES  OF  LONG-TERM DEBT AS OF DECEMBER 31, 1995, ARE AS
 FOLLOWS:


                                                    Total

        1996                                       $   21,603
        1997                                           21,809
        1998                                            1,999
        1999                                            2,209
        2000                                            2,441
        2001 and thereafter                            61,590
                                                   $  111,651

 7.  STOCKHOLDERS' EQUITY:
     Pursuant to the terms of two purchase agreements, the Company is to receive 27,499 and 278,352 shares, respectively, of the Company's common stock from two former officers and directors of the Company in connection with these agreements. A former officer and director had pledged certain shares to various lenders to secure certain debts, which are currently in default. As a result of a breach of certain pledge agreements operating in favor of the Federal Deposit Insurance Corporation ("FDIC"), the FDIC foreclosed on a total of 100,000 shares of the Company's common stock. At December 31, 1995, none of the common stock of the former officers and directors has been conveyed to the Company.

   In October, 1995, the option to purchase 50,000 shares of Common Stock (150,000 shares in the aggregate) were granted to each of the following: J.
  Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, M. Ted Dillard, Chief Financial Officer, Secretary, Treasurer, and director of the Company, and Donald A. Bailey, a director of the Company. The terms and conditions of each of these options are as follows: (a) each of the optionees (i) were immediately vested as to 15,000 shares (45,000 shares in the aggregate), and (ii) will become vested as to an additional 3,000 shares (9,000 shares in the aggregate) per quarter (commencing November, 1995) until such time as they are fully vested as to 50,000 shares each, (b) prior to options becoming vested, vesting is contingent upon the optionee's continued involvement as an officer or director of the Company, (c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions, (d) the option price for options exercised is $.50 per share, (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times within five years from the date of vesting, and (ii) must be exercised prior to the expiration of five years from the date of vesting, and (f) if an optionee ceases to be an officer or director of the Company the options then vested as to such optionee must be exercised within (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than as provided in subsections (ii) and (iii)
  below, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death, total disability or retirement at age 65,  (iii)  three  months  from  the  date  of termination of employment of optionee by the Company for cause, or (iv) October 31, 2000 (five years from the date of authorization of these options).

   The earnings per share calculation does not include the above mentioned stock options because they would have an antidilutive effect on the calculation.

 8.  FEDERAL INCOME TAXES:

   The Company incurred no income tax expense in any of the years in the three-year period ended December 31, 1995. The income tax provision and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes differs as follows:

                                               DECEMBER 31,

                                                               1995                    1994                   1993
     Tax provision (benefit at statutory rate)                   $156,632               $  76,322              $544,235
     Net operating loss carried forward to future               (156,632)                (76,322)             (544,235)
      periods
     Other                                                              -                       -                     -
                                                           $            -           $           -          $          -


  THE  COMPONENTS  OF  THE  COMPANY'S  DEFERRED  TAX  ASSET  (LIABILITY) ARE AS
 FOLLOWS:

                                                                                                DECEMBER 31,
                                                                               1995                          1994
     Net operating loss carryforward                                             $1,483,100                   $ 1,659,200
     Allowance for doubtful accounts                                                142,000                        70,000
     Other                                                                           39,200                        46,940
     Gross deferred tax asset                                                     1.664,300                     1,776,140
     Valuation allowance                                                        (1,664,300)                   (1,776,140)
                                                                          $               -              $              -

   THE COMPANY'S VALUATION ALLOWANCE DECREASED $111,840 AND $75,354 DURING THE YEARS ENDED DECEMBER 31, 1995 AND 1994, RESPECTIVELY.

   THE COMPANY HAS A NET OPERATING LOSS CARRYFORWARD OF APPROXIMATELY $4,360,000 AS OF DECEMBER 31, 1995, WHICH, IF UNUSED, EXPIRES IN 2002 THROUGH 2008. HOWEVER, DUE TO A MORE THAN 50% CHANGE IN OWNERSHIP BEGINNING WITH AN
  APRIL 1991 TRANSACTION, THE COMPANY'S NET OPERATING LOSS CARRYFORWARD IS SUBJECT TO CERTAIN LIMITATIONS PURSUANT TO PROVISIONS OF THE INTERNAL REVENUE CODE. THE AMOUNT OF THE COMPANY'S NET OPERATING LOSS AVAILABLE FOR USE AS OF DECEMBER 31, 1995, WAS APPROXIMATELY $1,600,000. AN ADDITIONAL $466,600 WILL BECOME AVAILABLE ANNUALLY THROUGH 2001.

 9.  TROUBLED DEBT RESTRUCTURING:

   During the years ended December 31, 1995, 1994 and 1993, the Company settled certain delinquent accounts payable on a discounted basis as follows:

                                                                       DECEMBER
 31,
                                               1995          1994       1993
     Gain on Troubled Debt Restructuring  .......$174,811  $208,212  $ 71,750


 10. RELATED PARTY TRANSACTIONS:

   Pursuant to an agreement dated December 16, 1993 and after operating the Power Placement Assets since May, 1993, the Company sold the capital stock of
  Recruiters Network Group, Inc. ("RNG"), a wholly-owned subsidiary of the Company formed to operate these assets, to an officer and director of the Company. As part of the purchase agreement the officer and director provided funding to enable RNG to reimburse the Company for RNG payroll costs, RNG issued a $40,000 promissory note payable to the Company (secured by RNG stock,
  RNG assets and personally guaranteed by the officer and director), RNG issued a $15,000 promissory note payable to a former landlord of the Company and guaranteed by the officer and director, and $57,400 was paid to the Company in the form of the officer and a director releasing the Company from certain obligations and liabilities payable by the Company to this officer and director.

  Pursuant to the terms of the purchase agreements for the sale  of  assets  by the Company, the Company is to receive 27,499 and 278,352 shares, respectively, of the Company's common stock from two former officers and directors of the Company in connection with these agreements. A former officer and director had pledged certain shares to various lenders to secure certain debts, which are currently in default. As a result of a breach of certain pledge agreements operating in favor of the Federal Deposit Insurance Corporation ("FDIC"), the FDIC foreclosed on a total of 100,000 shares of the Company's common stock. At December 31, 1995, none of the common stock of the former officers and directors has been conveyed to the Company.

  During 1991, USFG-DHRG #1, Ltd. ("USFG Ltd."), then the controlling stockholder of the Company, loaned the Company $175,000 on a one-year, 10% note, due November 3, 1992, to be used in the operations of the business. The Company made principal payments of $75,500 during 1992, and borrowed from USFG Ltd. an additional $50,000 during the year. During 1993, the Company borrowed from USFG Ltd. an additional $100,000, and repaid $135,000. During 1994 and 1995, the Company repaid $100,000 and $14,500, respectively, of such loan. In addition, the Company leased approximately 1,400 square feet from United States Funding Group, Inc., ("USFG") the general partner of USFG Ltd., for
  $1,250 per month under a lease that expired July 31, 1992; and currently leases approximately 2,000 square feet for approximately $2,000 per month from this related party, used as its principal offices. USFG is wholly owned by J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company.

   During 1995, the Company paid various expenses on behalf of USFG and Mr. Moore. The Company has offset these related party loans with amounts due to
  USFG and Mr. Moore for purchases of office furniture and equipment. As of December 31, 1995, the balance remaining is approximately $6,200. It is expected that this amount will be settled or paid in full during 1996.

  In January of 1996, Preferred Funding Corporation, loaned $25,000 to United States Funding Group Oil and Gas, Inc., an entity wholly-owned by Mr. Moore,
 Chairman of the Board and Chief Executive Officer of the Company. Such loan is evidenced by a promissory note bearing interest at the rate of 1% per month on the unpaid balance. In addition, a 10% loan origination and administration fee was charged. Payments on the loan are scheduled on a monthly basis with a minimum payment of $2,000 plus interest due on the last day of each month. As of March 31, 1996, all required payments have been made on a timely basis.

  In November, 1992, a former controlling shareholder of the Company loaned $50,000 to Veritas, Inc., a former purchaser of Company assets. Veritas, Inc.
  is currently in bankruptcy proceedings. The Company was liable for this obligation, and had recorded a $50,000 note due to this shareholder at
  December 31, 1994. As of the date of this report, this note plus accrued interest has been paid in full.

  During 1995 and 1994, the Company advanced a total of $37,000 and $29,000 to former officers of its wholly-owned subsidiary companies. These advances are reflected in prepaid expenses and other current assets in the balance sheet at December 31, 1994.

 11. EMPLOYEE BENEFIT PLANS:

  During the year ended December 31, 1991, the Company adopted the Diversified Human Resources Group, Inc. Employees' Stock Ownership Plan ("ESOP"). Due to the financial difficulties incurred by the Company during the year ended
  December 31, 1991, an initial contribution was not made to the ESOP. Management is currently evaluating the possibility of initiating the ESOP or some other form of stock ownership plan for certain of its employees.

 12. COMMITMENTS AND CONTINGENCIES:

  LEASES

   The Company rents office space for its Employment Placement Business agencies under various operating leases. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1995, as follows:



                                             Operating
                                              LEASES
            1996                            $ 1,001,118
            1997                                910,577
            1998                                869,305
            1999                                746,952
            2000                                663,981
            2001 and thereafter               1,280,833

     Less sublease income                             -
     Future minimum lease payments          $  5,472,766


   The Company has engaged in negotiations with many of its lessors to negotiate payouts over time of various amounts of past due rent owed by the
 Company as a result of its inability to make certain monthly rental payments during prior periods, which inability was caused by the financial difficulties the Company experienced prior to and during those periods. The aggregate amount of past due rental payments owed by the Company under all of the occupied leases was approximately $31,000 as of December 31, 1995, which is reflected in the 1996 future minimum lease payments in the table above.

   Rent expense was approximately $894,000, $897,000 and $170,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

   EMPLOYMENT AGREEMENTS

   The Company had entered into employment contracts with certain key officers in connection with the Employment Placement Business at December 31, 1995.

   At December 31, 1995, the Company has entered into preliminary discussions with certain key employees for equity arrangements involving the operations they manage in the Employment Placement Business.

   OTHER CONTINGENCIES

   The Company is involved in certain other litigation and disputes not previously noted. Management believes such claims are without merit or are adequately covered by insurance and has concluded that the ultimate resolution of such disputes will not have a material effect on the Company's consolidated financial statements.

 13. JOINT VENTURE OPERATIONS:

   During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of providing personnel services to certain
 businesses requiring  minority  suppliers  and  to  others.   CFS,  Inc.  is a
  minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides CFS, Inc. with personnel and contract labor on a subcontractor basis. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of
  the Company, owns 49% of CFS, Inc. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture had assets of $79,000 and liabilities of $151,000 owed to the Company at December 31, 1995. The joint venture recorded a net loss for the year of $74,000. Accordingly, the
  Company recognized a $48,000 loss from joint venture operations in the Consolidated Statement of Operations for the year ended December 31, 1995.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                    ADDITIONS
                                           BALANCE AT          Charged to          Charged to                           Balance at
                                          BEGINNING OF           costs &              other                               end of
 DESCRIPTION                                 PERIOD             expenses            accounts           Deductions         period
 For  the  Year  Ended December 31,
 1993:                                     $       -          $  46,000       $  118,000<fn1>              $  -          $164,000
     Allowance for doubtful accounts
         Valuation allowance for
     deferred taxes                        $       -          $    -          $1,851,494                   $   -         $1,851,494

 For  the  Year  Ended December 31,
 1994:                                     $ 164,000         $ 116,000       $  803,000<FN1>               $  878,000    $  205,000
     Allowance for doubtful accounts
         Valuation allowance for
     deferred taxes                        $1,851,494        $    -          $     -                       $   75,354    $1,776,140

     Allowance for doubtful accounts


<F1>
 (1) Estimated reduction in sales for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.
</F1?
          15

                                           INDEX TO EXHIBITS



   EXHIBIT

    2(a)  Agreement and Plan of Merger.  (1)

    3(a)  Articles of Incorporation of the Registrant as amended.  (1)

    3(b)  Amended and Restated By-laws of the Registrant.  (1)

  10(a) Agreement dated December 14, 1992 between the Registrant and Veritas, Inc., a Texas corporation. (2)

  10(b) Agreement dated March 11, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and First In Temporaries, Inc., a Florida
 corporation. (2)

   10(c) Agreement dated March 12, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Nesco Service Company, a Delaware general partnership. (2)

  10(d) Agreement dated as of April 5, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Shear Healthcare Resources, Inc., a Florida corporation. (2)

   10(e) Agreement dated April 1, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Management Alliance Group Corp., a Texas corporation. (2)

   10(f) Foreclosure Agreement dated May 3, 1993 between the Company, Power Placement Corporation, a Texas corporation, P&E Group, Inc., a Texas corporation, and Cary Tobolka, an individual. (2)

   10(g) Employment Contract Agreement executed April 21, 1994 between Management Alliance Corporation and Information Systems Consulting Crop,
 wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)

   10(h) Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp, wholly-owned Texas subsidiaries of the Registrant, and Billie J. Tapp, Dallas, Texas, an employee. (6)

   10(i) Interim Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting
 Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)

  10(j) Item not used.

  10(k) Settlement Agreement by and between the Registrant and Bailey/Appel/DH Group. (3)

   10(l) Option Agreement by and between the Registrant and Bailey/Appel/DH Group. (3)

   10(m)  Joint  and  Mutual  Release  by   and   between  the  Registrant  and
 Bailey/Appel/DH Group. (3)

   10(n)  The  Diversified  Human  Resources  Group,  Inc.   Employees'   Stock
 Ownership Plan.  (3)

    EXHIBIT

    10(o) Settlement and Sale of Stock by and between Registrant and D. Joy Perkins. (3)

    <circle> STOCK OPTION, CONSULTING  AND  RELEASE  AGREEMENT  by  and between
 Registrant and D. Joy Perkins, dated December 4, 1990.

    <circle> RESIGNATION AGREEMENT by and between Registrant and Perkins, dated
 December 4, 1990.

    <circle>  OPTION  AGREEMENT  by  and between Registrant and Perkins,  dated
 December 4, 1990.

    <circle> STOCK PLEDGE AGREEMENT by  Registrant  in  favor of Perkins, dated
 December 4, 1990.

    <circle> $35,000 PROMISSORY NOTE made payable to Registrant  from  Perkins, dated December 4, 1990, paid in full by transfer of Registrant's Common Stock pursuant to Option Agreement.

    <circle>  $104,425 PROMISSORY NOTE made payable to Perkins from Registrant, dated January 3, 1991.

    <circle> STOCK  PLEDGE  AGREEMENT  by  and  between Registrant and Perkins, dated January 3, 1991.

    <circle> CONSULTING AGREEMENT by and between  Registrant and Perkins, dated
 December 4, 1990.

    <circle> JOINT AND MUTUAL RELEASE by and between  Registrant  and  Perkins, dated December 4, 1990.

    <circle>   NONSOLICITATION  AND  NONDISCLOSURE  AGREEMENT  by  and  between
 Registrant and Perkins, dated December 4, 1990.  (1)

  10(p) Amendment No. 1 to the Diversified Human Resources Group, Inc. nonqualified Stock Option Agreement. (3)

   10(q) Settlement Agreement and Joint and Mutual Release entered into by the Registrant, the Directors of the Registrant, William M. Brothers, an
 individual, and Southwest Securities Incorporated, a Texas Corporation, dated May 1, 1991. (4)

  10(r) Option Agreement and Amendment to Option Agreement by and between the Registrant and three former directors, dated April 30, 1991 and June 5, 1991, respectively. (4)

  10(s) Agreement for transfer of medical insurance plan sponsorship and plan assets dated February 1, 1992. (4)

  10(t) Agreement for transfer of 401(k) plan sponsorship and plan assets dated April 27, 1992. (4)

  10(u) First Asset Purchase Agreement dated August 29, 1991, entered into by the Registrant and Veritas, Inc., a Texas corporation. (4)

  10(v) Second Asset Purchase Agreement dated September 3, 1991, entered into by the Registrant and P&E Group, Inc., a Texas Corporation. (4)

   EXHIBIT

  10(w) Third Asset Purchase Agreement dated August 28, 1991, entered into by the Registrant and Financial Recruiters, Inc., a Texas corporation. (4)

  10(x) Fourth Asset Purchase Agreement dated September 19, 1991, entered into by the Registrant and Gary K. Steeds, Inc., a Texas corporation. (4)

   10(y) Tri-Party Agreement dated January 4, 1994, entered into by the Registrant and Management Alliance Corporation and Information Systems Consulting Corp., Texas corporations, that are wholly-owned subsidiaries of the Registrant.  (5)

  10(z) Agreement dated December 29, 1993, entered into by the Registrant, Recruiters Network Group, Inc., a Texas corporation, and Donald A. Bailey, acting President and director of the Registrant (5).

   10(z)(i) Joint Venture Agreement dated April 20, 1995, entered into by Management Alliance Corporation, Texas corporation that is a wholly-owned subsidiary of the Registrant, and CFS, Inc., a minority owned business. (7)

  10(z)(ii) Contract Agreement for Franchise Packaging and Market Plan dated April 21, 1995, entered into by Management Alliance Corporation, a Texas corporation that is a wholly-owned subsidiary of the Registrant, and the Research Market Center, owned by an individual. (7)

   10(z)(iii) Employment Contract Agreement entered into June 9, 1995, between Management Alliance Corporation, a wholly-owned subsidiary of the Registrant, and Anthony J. Bruno, Chicago, Illinois, an employee.(7)

   10(z)(iv) Stock Option Agreement by and between Diversified Corporate Resources, Inc. and J. Michael Moore, executed December 1, 1995.(8)

   10(z)(v) Stock Option Agreement by and between Diversified Corporate Resources, Inc. and M. Ted Dillard, executed December 1, 1995.(8)

   10(z)(vi) Stock Option Agreement by and between Diversified Corporate Resources, Inc. and Donald A. Bailey, executed December 1, 1995.(8)

   17(a) Resignation of Director-Employment Termination Agreement by and between Registrant and D. Joy Perkins, dated December 4, 1990.  (3)

   22               List of Subsidiaries.  (8)


  (1) Filed as an exhibit of corresponding number to Registration Statement No. 33-760 FW on Form S-18 and incorporated herein by reference.

  (2) Filed as an exhibit to Form 8-K dated March 26, 1993, and incorporated herein by reference.

  (3) Filed as an exhibit of corresponding number in Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   (4) Filed as an exhibit of corresponding number in Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
                         INDEX TO EXHIBITS (CONTINUED)



  (5) Filed as an exhibit to Form 8K for January 4, 1994, and incorporated herein by reference.

  (6) Filed as an exhibit of corresponding number in Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (7) Filed as an exhibit of corresponding number in Form 10-K for the year ended December 31,1994, and incorporated herein by reference.

   (8)  Filed herewith.

                                              EXHIBIT 22
                                             SUBSIDIARIES



            Diversified Human Resources Group, Inc.  Texas
            DHRG Northeast, Inc.                     Texas
            DHRG of California, Inc.                 Texas
            Healthcare Resources, Inc.               Florida
            Power Industry Personnel, Inc.           Connecticut
            Power & Electronics Personnel, Inc.      California
            Power Services, Inc.                     South Carolina
            Pacific Power Services, Inc.             Washington
            Western Power Services                   Washington
            Northeast Power & Electronics            New York
            Mid-Atlantic Power Services              Virginia
            Technical Careers of Pennsylvania        Pennsylvania
            Western Technical Careers, Inc.          Arizona
            TNI, Inc.                                Texas
            Recruiters Network Group, Inc.           Texas
            Management Alliance Corporation          Texas
            Information Systems Consulting Corp.     Texas
            Preferred Funding Corporation            Texas
            Management Alliance Group
               of Independent Consultants, Inc.       Texas


                   All   of   the  above  listed  companies  are  wholly  owned
 subsidiaries.






                                             EXHIBIT 28(A)


                         AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

 BOARD OF DIRECTORS


 J. MICHAEL MOORE
 Chairman and Chief Executive Officer
 President, United States Funding
 Group, Inc.
 Dallas, Texas

 DONALD A. BAILEY
 President,  Human Resources
 Corporation
 Dallas, Texas

 M. TED DILLARD
 Chief Financial Officer,
 Secretary and Treasurer














 OFFICERS


 J. MICHAEL MOORE
 Chief Executive Officer

 M. TED DILLARD
 Chief Financial Officer,
 Secretary and Treasurer
 SHAREHOLDER INFORMATION


 CORPORATE OFFICE
 12801 N. Central Expressway
 Suite 350
 Dallas, Texas  75243
 214-458-8500
 FAX #214-458-2317

 COMMON STOCK LISTING
 Traded over-the-counter and quoted
 by the National Quotation Bureau.
 Symbol:  HIRE

 LEGAL COUNSEL
 True & Sewell
 8080 Central, 9th Floor
 Dallas, Texas

 INDEPENDENT AUDITORS
 Weaver and Tidwell, L.L.P.
 Dallas, Texas

 REGISTRAR & TRANSFER AGENT
 Key Services Corporation
 c/o KeyCorp Shareholder Services
 Dallas, Texas

 FORM 10-K
 A copy of the Company's 1995 Annual
 Report on Form 10-K as
 filed with the Securities and
 Exchange Commission may be obtained
 without charge upon written request
 to:

   Chief Financial Officer
                                        Diversified
 Corporate Resources,  Inc.
                                        12801
 N. Central Expressway

 Suite 350
                                        Dallas,
 Texas  75243