Form 10-Q
DIVERSIFIED CORPORATE RESOURCES INC
filed 1996-05-20
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549


                                                      Form 10-Q

(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                 March 31, 1996

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

                  12801 North Central Expressway
                           Suite 350
                     Dallas, Texas  75243
             (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 458-8500

          Former name, former address and former fiscal year if changed since last report:


                  Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X  No___

                  Number of shares of common stock of the registrant outstanding on March 31, 1996, was 1,758,211.


Total Number of pages for
this 10-Q filing: 11









             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS


                                                                                               March 31,          December 31,

CURRENT ASSETS:                                                                                 1996                   1995
                                                                                          -----------------      -----------------

      Cash and cash equivalents                                                              $      117,691           $     69,627
      Accounts receivable, less allowance for doubtful accounts
       of approximately $348,000 and $412,000, respectively.........................              2,888,244              2,140,623
      Notes receivable .............................................................                  5,610                 13,052
      Prepaid expenses and other current assets.....................................                124,663                 96,806
                                                                                          -----------------      -----------------
        TOTAL CURRENT ASSETS........................................................              3,136,208              2,320,108

EQUIPMENT, FURNITURE AND LEASEHOLD
      IMPROVEMENTS, NET ............................................................                524,672                467,043

OTHER ASSETS:
     Investment in and advances to joint venture ...................................                 67,272                103,838
     Other                                                                                          137,421                179,153
                                                                                                 $3,865,573             $3,070,142
                                                                                          =================      =================


                             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)



CURRENT LIABILITIES:

      Accounts payable and accrued expenses ........................................              $3,841,625            $3,358,163
      Current maturities of long-term debt .........................................  to majority shar16,203r in 1994) (Note21,603
                                                                                           -----------------      ----------------
       TOTAL CURRENT LIABILITIES....................................................               3,857,828             3,379,766

DEFERRED LEASE RENTS................................................................                  36,771                52,531

LONG TERM DEBT                                                                                        85,102                90,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued......................................................                       -                     -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,881,161 shares issued..........................................                 188,116               188,116
     Additional paid-in capital.....................................................               3,615,151             3,615,151
     Accumulated deficit                                                                        (3,747,970)         (4,086,045)
     Common stock held in treasury (122,950 shares), at cost........................               (169,425)           (169,425)
       TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)..............................               (114,128)           (452,203)
                                                                                           -----------------      ----------------
                                                                                                  $3,865,573            $3,070,142
                                                                                           =================      ================






             See    notes   to    consolidated    financial statements.



                              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  For the three months ended
                                                                                           March 31,
                                                                             -------------------------------------

                                                                                   1996                  1995
                                                                            ------------------     -----------------
NET SERVICE REVENUES
    Regular Placements                                                              $2,777,261            $2,220,999
    Temporary                                                                        1,557,402               934,650
    Contract Labor                                                                   1,879,336             1,387,208
                                                                            ------------------     -----------------
                                                                                     6,213,999             4,542,857

COST AND EXPENSES                                                                    5,239,895             3,934,683
                                                                            ------------------     -----------------

INCOME FROM OPERATING ENTITIES                                                         974,104               608,174

GENERAL AND ADMINISTRATIVE EXPENSES                                                  (540,442)             (390,904)

OTHER INCOME (EXPENSES):
    Gain (loss) on sale of assets held for sale, net                                     4,500                 3,500

    Loss from joint venture operations                                                (34,368)                     -

    Interest expense, net                                                             (70,190)               (59,783)
    Other, net                                                                           4,471                 16,571
                                                                                      (95,587)               (39,712)
                                                                             -----------------      -----------------

     INCOME BEFORE INCOME TAXES                                                        338,075                177,558

INCOME TAXES, net of tax benefit from utilization
    of net operating loss carry forward                                                      -                      -
                                                                             -----------------      -----------------

      NET INCOME                                                                   $   338,075            $   177,558
                                                                             =================      =================

INCOME PER SHARE                                                               $           .19        $           .10
                                                                             =================      =================

WEIGHTED AVERAGE COMMON AND
    COMMON SHARES OUTSTANDING                                                        1,758,211              1,758,211
                                                                             =================      =================





















              See    notes   to    consolidated    financial statements.



                               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS









                                                                                     For the three months ended
                                                                                             March 31,
                                                                                ------------------------------------

                                                                                     1996                  1995
                                                                               -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $   338,075           $   177,558
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                      44,652                25,258
     Increase (decrease) in provision for losses on accounts
          receivable............................................................        (64,410)                11,644
     Increase in accounts receivable                                                   (683,211)             (171,264)
     Increase in prepaid expenses and other current assets                              (20,415)              (12,936)
     Equity in loss of joint venture                                                      36,566                     -
     Decrease in other assets                                                             41,732                 5,265
     Increase in accounts payable and accrued expenses                                   395,646               178,288
     Decrease in deferred lease rents                                                   (15,760)              (17,790)

         Net cash provided by operating activities                                        72,875               196,023

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (102,281)              (60,590)
                                                                               -----------------     -----------------

          Net cash used in investing activities                                        (102,281)              (60,590)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt                                                               -              (14,500)
    Increase (decrease) in proceeds from factored receivables                             87,816             (112,602)
    Principal payments under long-term debt obligations
            to others...........................................................        (10,346)               (6,548)

          Net cash provided by (used in) financing activities...................          77,470             (133,650)
                                                                               -----------------     -----------------


    Net increase in cash and cash equivalents                                             48,064                 1,783
    Cash and cash equivalents at beginning of year                                        69,627                45,780

    Cash and cash equivalents at end of period                                      $    117,691          $     47,563
                                                                               =================     =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid during the year for interest......................................   $      82,459          $     76,318













                                  See notes to consolidated financial statements



             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1


  Basis of Presentation


    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the three months ended March 31, 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, included in the Company's annual report on Form 10-K.
Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.


Nature of Operations


    Diversified Corporate Resources, Inc. (the "Company") is a Texas corporation. The Company, through its wholly-owned subsidiaries, is engaged in the full-time (regular) and temporary placement of personnel in various industries, and in the contract placement of personnel in various industries. The Company operates branch offices in a number of cities with the Company's staff in such offices responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive office provides centralized training, payroll, collections and certain accounting and administrative services for the branch offices.


  Revenue Recognition


    Fees for placement of full-time (regular) personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from temporary and contract personnel placements is recognized upon performance of services by the Company. The Company's operating expenses consist principally of commissions, direct wages paid to temporary personnel, payroll taxes, rent and a provision for uncollectible accounts (approximately $50,000 in 1996 and $28,000 in 1995).


  Cash and Cash Equivalents


Cash and cash equivalents includes certificates of deposit of approximately $32,000 at March 31, 1995. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued


  Joint Venture Operations


    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides the joint venture with personnel and contract labor on a subcontractor basis. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture recorded a net loss for the first quarter of 1996 of $53,000. Accordingly, the Company recognized a $34,000 loss from joint venture operations in the Consolidated Statement of Operations for the quarter ended March 31, 1996. For more discussion of joint venture operations, refer to the Company's Form 10-K for the year ended December 31, 1995.


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

    The Company has a net operating loss carryforward of approximately $4.4 million as of December 31, 1995, which, if unused, expires in 2002 through 2008. However, due to a more than 50% change in ownership of the Company's stock beginning with an April 1991 transaction, the Company's use of its net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use as of December 31, 1995, was approximately $1.6 million. An additional amount of approximately $467,000 will become available annually through 2001.


    Income Per Share


     Income per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (common stock equivalents are excluded if the effects of inclusion are antidilutive). The weighted average number of shares outstanding for the quarters ended March 31, 1996 and 1995 were 1,758,211.


    Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued


     and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Accounting Pronouncements


     During the first quarter of 1996, the Company changed its valuation of long-lived assets to conform to the provisions of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, the Company recognized a reduction in market value of certain long-lived assets. This write down resulted in a charge to current earnings of approximately $37,000.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  Three Months Ended March 31, 1996, Compared to Three Months
Ended March 31, 1995


     Total  revenues  were $6.2  million for the first  quarter  ended March 31,
1996,
compared to $4.5 million in 1995. This increase of 36.8% resulted from an increase in regular placements, temporary and contract labor revenues. Cost and expenses were $5.2 million in the first quarter of 1996 as compared to $3.9 million in the first quarter of 1995. This represents a 33.2% increase. The increases in revenues and the related cost and expenses in the first quarter of 1996 as compared to the first quarter of 1995 resulted from an increase in all areas of service revenues and operations of the Company's wholly-owned subsidiaries, which were engaged in the employment placement business (the "Employment Placement Business") during the first quarter of 1996.

     General and administrative expenses increased approximately $150,000, or 38.3%, in 1996 as compared to the first quarter of 1995. This increase is primarily the result of an increase in corporate operating expenses for rent, telephone, professional services and depreciation, as well as payroll expenses in the Company's Employment Placement Business. As a result of joint venture operations, the Company recorded a loss of $34,000 during the first quarter of 1996. The joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. No accruals were made for such losses until the fourth quarter of 1995.
    Interest expense for the first quarter of 1996 increased approximately $10,000 over the prior year quarter, which is the result of an increase in the amount of factored accounts receivable of the Employment Placement Business.

    As  a  result  of  these  factors,   the  Company  recorded  net  income  of
approximately $338,000 for the first quarter of 1996, compared to net income of approximately $178,000 for the first quarter of 1995.


  Liquidity and Capital Resources


     Working capital was a $722,000 deficit at March 31, 1996, compared with a $1.1 million deficit at December 31, 1995. This deficit decrease of approximately $338,000 during the first quarter of 1996 can be primarily attributed to an increase in the accounts receivable of the Employment Placement Business, partially offset by an increase in the related accounts payable.

    Cash flow provided by operating activities of $73,000 resulted primarily from the profitable operations of the Employment Placement Business and an increase in accounts payable and accrued expenses, offset in part by a corresponding increase in accounts receivable.

     Net cash used in investing activities of $102,000 resulted from capital expenditures made by the Company during the first quarter of 1996. The Company retired approximately $10,000 in debt obligations during the first quarter of 1996, and utilized approximately $88,000 of proceeds from factored accounts receivable to fund the operations of the Employment Placement Business during the first quarter ended March 31, 1996. Presently, the Company's only major source of income relates to the operations of its Employment Placement Business. However, management of the Company anticipates that the cash flow of its employment Placement Business (a) will provide sufficient liquidity to fund its future operations,

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - Continued


and enable the Company to reduce certain current obligations, and (b) will result in the Company having a positive shareholders' equity at December 31, 1996.

    Although the Company significantly lowered its cost of factored funds in 1995 through negotiations with its factoring sources, the Company is presently seeking alternative sources of funds to be utilized in expanding the Employment Placement Business and possibly to fund future growth or acquisitions.

    The Company is currently evaluating the possibility of expanding its Employment Placement Business in 1996 through acquisitions, joint venture operations, the development of training center operations to assist in increasing the number of potential applicants, and enhancing its data base services to facilitate employee placement.

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



                                      DIVERSIFIED CORPORATE RESOURCES, INC.
                                      Registrant


  DATE:  May 20, 1996                 By: /s/  J. Michael Moore
                                      ----------------------
                                      J. Michael Moore,
                                      Chief Executive Officer





   DATE:  May 20, 1996                By: /s/  M. Ted Dillard
                                      -------------------
                                      M. Ted Dillard
                                      Chief Financial Officer

                                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant



DATE:  May 20, 1996                By:____________________________
                                   J. Michael Moore,
                                   Chief Executive Officer





DATE:  May 20, 1996                By:____________________________
                                   M. Ted Dillard
                                   Chief Financial Officer