Form 10-Q
period 1996-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1996-08-14
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[ X ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

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


         Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Number of shares of common stock of the registrant outstanding on June 30, 1996, was 1,758,211.


                 Total Number of pages for this 10-Q filing: 11

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             June 30,        December 31,
CURRENT ASSETS:                                                                               1996                1995
                                                                                         ----------------    ----------------
                                                                                             (Unaudited)
      Cash and cash equivalents.....................................................          $  200,620        $     69,627

      Accounts receivable, less allowance for doubtful accounts
       of approximately $449,000 and $412,000, respectively.........................           3,295,350           2,140,623
      Notes receivable .............................................................              29,023              13,052
      Prepaid expenses and other current assets.....................................             171,817              96,806
                                                                                         ----------------    ----------------
        TOTAL CURRENT ASSETS........................................................           3,696,810           2,320,108

EQUIPMENT, FURNITURE AND LEASEHOLD
      IMPROVEMENTS, NET ............................................................             583,838             467,043

OTHER ASSETS:
     Investment in and advances to joint venture ...................................              62,188             103,838
     Other..........................................................................             140,901             179,153
                                                                                         ================    ================
                                                                                              $4,483,737          $3,070,142
                                                                                         ================    ================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


CURRENT LIABILITIES:

      Accounts payable and accrued expenses ........................................          $4,029,761         $3,358,163
      Current maturities of long-term debt                                                        16,745             21,603
 .........................................  to majority shareholder in 1994) (Note 6)
                                                                                         ----------------    ---------------
       TOTAL CURRENT LIABILITIES....................................................           4,046,506          3,379,766

DEFERRED LEASE RENTS................................................................              21,012              52,531

LONG TERM DEBT .....................................................................              79,096              90,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued......................................................                   -                  -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,881,161 shares issued..........................................             188,116             188,116
     Additional paid-in capital.....................................................            3,615,151          3,615,151
     Accumulated deficit............................................................          (3,296,719)      (4,086,045)
     Common stock held in treasury (122,950 shares), at cost........................             (169,425)        (169,425)
                                                                                         ----------------    ---------------
       TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)..............................              337,123         (452,203)
                                                                                         ----------------    ---------------
                                                                                               $4,483,737         $3,070,142

                                                                                         ================    ===============
                       See notes to consolidated financial statements.

                   CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            For the three months ended                For the six months ended
                                                                     June 30,                                 June 30,
                                                       ---------------------------------------  ------------------------------------
                                                             1996                1995                 1996                1995
                                                       -------------------  ------------------  ------------------  ----------------
NET SERVICE REVENUES
    Regular Placements................................      $3,184,203          $2,509,768          $5,961,464         $ 4,730,767
    Temporary.........................................       1,807,098           1,001,194           3,364,500           1,935,844
    Contract Labor....................................       1,822,149           1,364,847           3,701,485           2,752,055
                                                       -------------------  ------------------  ------------------  ----------------
                                                             6,813,450           4,875,809          13,027,449           9,418,666

COST AND EXPENSES.....................................       5,607,376           4,299,010          10,847,271           8,233,693
                                                       -------------------  ------------------  ------------------  ----------------

INCOME FROM OPERATING ENTITIES........................       1,206,074             576,799           2,180,178           1,184,973

GENERAL AND ADMINISTRATIVE EXPENSES...................        (659,975)           (461,916)         (1,200,417)           (852,820)

OTHER INCOME (EXPENSES):
    Loss from joint venture operations................         (25,717)                  -             (60,085)                  -
    Interest expense, net.............................         (62,672)            (47,663)           (132,862)           (107,446)
    Other, net........................................          12,196              17,894              21,167              37,965

                                                       -------------------  ------------------  ------------------  ----------------
                                                               (76,193)            (29,769)           (171,780)            (69,481)
                                                       -------------------  ------------------  ------------------  ----------------

INCOME  BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM............................         469,906              85,114             807,981             262,672

INCOME TAXES, net of tax benefit from utilization
    of net operating loss carry forward...............         (18,655)                  -             (18,655)                  -
                                                       -------------------  ------------------  ------------------  ----------------

INCOME  BEFORE EXTRAORDINARY ITEM.....................         451,251              85,114             789,326             262,672

EXTRAORDINARY ITEM - gain on troubled debt
    restructuring, net of income tax .................               -               5,621                   -               5,621
                                                       -------------------  ------------------  ------------------  ----------------

      NET INCOME......................................     $   451,251          $   90,735          $  789,326         $   268,293
                                                       ===================  ==================  ==================  ================


INCOME  PER SHARE:
    Income  before extraordinary item.................     $       .24          $      .04          $      .43         $       .14

    Extraordinary item................................               -                 .01                   -                 .01
                                                        ------------------  ------------------  ------------------  ----------------

INCOME PER SHARE......................................     $       .24          $      .05          $      .43         $       .15

                                                       ===================  ==================  ==================  ================

WEIGHTED AVERAGE COMMON AND
COMMON SHARES OUTSTANDING ...........................        1,853,064           1,758,211           1,853,064           1,758,211
                                                       ===================  ==================  ==================  ================

                 See Notes to Consolidated Financial Statements.

================================================================================
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
================================================================================
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 For the six months ended
                                                                                         June 30,
                                                                                -----------------------------------
                                                                                 1996               1995
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................................. $  789,326         $   268,293

    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation............................................................    93,838              56,935
      Increase (decrease) in provision for losses on accounts
          receivable............................................................   (18,814)             15,745
      Increase in accounts receivable.......................................... (1,135,913)           (176,007)
      Increase in prepaid expenses and other current assets.....................   (90,982)            (15,259)
      Equity in loss of joint venture...........................................    60,085                   -
      Decrease in other assets..................................................    19,817               5,916
      Increase in accounts payable and accrued expenses.........................   568,790             228,069
      Decrease in deferred lease rents..........................................   (31,519)            (33,549)
                                                                                ---------------    ----------------

         Net cash provided by operating activities..............................   254,628             350,143

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures........................................................  (210,633)           (149,017)
                                                                                ---------------    ----------------

          Net cash used in investing activities.................................  (210,633)           (149,017)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt................................................         -             (25,323)
    Increase (decrease) in proceeds from factored receivables...................   102,808             (71,960)
    Principal payments under long-term debt obligations
            to others...........................................................   (15,810)            (13,284)
                                                                                ---------------    ----------------

          Net cash provided by (used in) financing activities...................    86,998            (110,567)
                                                                                ---------------    ----------------


    Net increase in cash and cash equivalents...................................   130,993              90,559
    Cash and cash equivalents at beginning of year..............................    69,627              45,780
                                                                                ---------------    ----------------

    Cash and cash equivalents at end of period.................................. $ 200,620         $   136,339

                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid during the year for interest...................................... $ 136,365         $   143,959














                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1


  Basis of Presentation


    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the six months ended June 30, 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, included in the Company's annual report on Form 10-K. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.


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


  Revenue Recognition


    Fees for placement of full-time (regular) personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from temporary and contract personnel placements is recognized upon performance of services by the Company. The Company's operating expenses consist principally of commissions, direct wages paid to temporary personnel, payroll taxes, rent and a provision for uncollectible accounts (approximately $80,000 in 1996 and $57,000 in 1995).


  Cash and Cash Equivalents


    Cash and cash equivalents includes certificates of deposit of approximately $32,000 at June 30, 1995. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued


  Joint Venture Operations


    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc. for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The majority shareholder of CFS, Inc. purchased the 49% ownership interest of Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, pursuant to a transaction which was made effective retroactive to January 1, 1995.

    The Company provides the joint venture with personnel and contract labor on a subcontractor basis. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture recorded a net loss for the second quarter of 1996 of $40,000. Accordingly, the Company recognized a $26,000 loss from joint venture operations in the Consolidated Statement of Operations for the quarter ended June 30, 1996. For the six months ended June 30, 1996, the joint venture recorded a net loss of $92,000, and the Company recognized a $60,000 loss from joint venture operations. For more discussion of joint venture operations, refer to the Company's Form 10-K for the year ended December 31, 1995.


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


    Income Per Share


  Income per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of the stock options granted in October of 1995 had a dilutive effect on the earnings per share calculations for the second quarter and six months ended June 30, 1996. Using the treasury stock method for computing weighted average shares

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued



outstanding, it was assumed that an additional 94,853 shares were issued. Therefore, the weighted average number of shares of common stock and common stock equivalents outstanding for the three and six months ended June 30, 1996, were 1,853,064, while for the respective periods in 1995 there were 1,758,211 shares.


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


    Accounting Pronouncements


    During the first quarter of 1996, the Company changed its valuation of long-lived assets to conform to the provisions of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, the Company recognized a reduction in market value of certain long-lived assets. This write down resulted in a charge to current earnings of approximately $37,000 during the first quarter of 1996.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


  Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995


    Total revenues were $6.8 million for the second quarter ended June 30, 1996, compared to $4.9 million in 1995. This increase of 39.7% resulted from an increase in all areas of the Company's business. Cost and expenses were $5.6 million in the second quarter of 1996 as compared to $4.3 million in the second quarter of 1995. This represents a 30.4% increase. The increase in revenues and cost and expenses in the second quarter of 1996, as compared to the second quarter of 1995, resulted from an increase in the level of activities in all areas of the Company's operations during the second quarter of 1996.

    General and administrative expenses increased approximately $198,000, or 42.9%, in 1996 as compared to the second quarter of 1995. This increase is the result of an increase in corporate operating expenses for rent, telephone and depreciation, as well as payroll expenses in the Company's employment placement business, and a reserve of $110,000 for disputed claims which was established in the second quarter of 1996. Management anticipates a successful resolution of these disputed claims.

    The Company recorded a loss of approximately $26,000 during the second quarter of 1996 in connection with its joint venture operation with CFS, Inc.. This joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. No accruals were made for such losses until the fourth quarter of 1995.

    Interest expense for the second quarter of 1996 increased approximately $15,000 over the prior year quarter; such increase is the result of the Company factoring a larger amount of accounts receivable in 1996 as compared to 1995.

    As  a  result  of  these  factors,   the  Company  recorded  net  income  of
approximately $451,000 for the second quarter of 1996, compared to net income of approximately $91,000 for the second quarter of 1995.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


    Total revenues were $13.0 million for the six months ended June 30, 1996, compared to $9.4 million in the first six months of 1995. This increase of 38.3% resulted from an increase in all areas of the Company's business. Cost and expenses were $10.8 million for the first six months of 1996 as compared to $8.2 million in the first six months of 1995. This represents a 31.7% increase. The increase in both revenues and cost and expenses in the first six months of 1996, as compared to the first six months of 1995, resulted from an increase in the level of activities in all areas of the Company's operations during the first six months of 1996.

    General and administrative expenses increased approximately $348,000, or 40.8%, in 1996 as compared to the first six months of 1995. This increase is primarily the result of an increase in corporate operating expenses for rent, telephone, professional services and depreciation, as well as payroll expenses in the Company's employment placement business. In addition, the reserve for disputed claims discussed in the comparison of the second quarter operations impacted the six month period ended June 30, 1996.

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)


    The Company recorded a loss of approximately $60,000 during the first six months of 1996 in connection with its joint venture operation. This joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. No accruals were made for such losses until the fourth quarter of 1995.

    Interest expense for the first six months of 1996 increased approximately $25,000 over the same period during the prior year; such increase is the result of the Company factoring a larger amount of accounts receivable during the first half of 1996 as compared to 1995.

    As  a  result  of  these  factors,   the  Company  recorded  net  income  of
approximately $789,000 for the first six months of 1996, compared to net income of approximately $268,000 for the first six months of 1995.


  Liquidity and Capital Resources


    The Company had a working capital deficit of $350,000 at June 30, 1996, compared with a $1,060,000 deficit at December 31, 1995. This working capital improvement of approximately $710,000 during the first six months of 1996 can be primarily attributed to an increase in the accounts receivable of the employment placement business, partially offset by an increase in the related accounts payable.

    Cash flow provided by operating activities of $255,000 resulted primarily from the profitable operations of the Company's employment placement business and an increase in accounts payable and accrued expenses, offset in part by a corresponding increase in accounts receivable.

    Net cash used in investing activities of $211,000 resulted from capital expenditures made by the Company during the first six months of 1996. The Company retired approximately $16,000 in debt obligations during the first six months of 1996, and increased its utilization of proceeds from factored accounts receivable by approximately $103,000 to fund the operations of the Company's employment placement business during the six month period ended June 30, 1996.

    Presently, the Company's only major source of income relates to the operations of its employment placement business. Management of the Company anticipates that the cash flow of its employment placement business will provide sufficient liquidity to fund its future operations, and enable the Company to continue to make reductions in its current obligations.

    Although the Company significantly lowered its cost of factored funds in 1995, the Company is presently seeking alternative sources of funds to be utilized in expanding its employment placement business and possibly to fund future acquisitions.

    The Company is  continuing  to evaluate the  possibility  of  expanding  its employment placement business through acquisitions, and by joint venture operations, the development of training center operations to assist in increasing the number of potential applicants, and the enhancement of its data base services to facilitate employee placements.

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



                                           DIVERSIFIED CORPORATE RESOURCES, INC.
                                           Registrant



  DATE:  August 14, 1996                       By: /s/  J. Michael Moore
                                                   J. Michael Moore,
                                                   Chief Executive Officer





   DATE:  August 14, 1996                       By: /s/  M. Ted Dillard
                                                    M. Ted Dillard
                                                    Chief Financial Officer