Form 10-Q
period 1996-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1996-11-19
CIK 779226

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q

(Mark One)

 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM TO

          COMMISSION FILE NUMBER 0-13984


                  DIVERSIFIED CORPORATE RESOURCES, INC.
          (Exact name of registrant as specified in its charter)


                 TEXAS                                      75-1565578
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                        12801 NORTH CENTRAL EXPRESSWAY
                                  SUITE 350
                            DALLAS, TEXAS  75243
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (972) 458-8500

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
     Yes  X   No
         ---     ---

     NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON SEPTEMBER 30, 1996, WAS 1,758,211.


                                                  TOTAL NUMBER OF PAGES FOR
                                                    THIS 10-Q FILING: 13

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 1996          1995
                                                             -----------   -----------
                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents................................   $  671,776    $   69,627
  Accounts receivable, less allowance for doubtful
   accounts of approximately $431,000 and $412,000,
   respectively............................................    3,309,135     2,140,623
      Notes receivable.....................................       20,070        13,052
      Prepaid expenses and other current assets............      206,395        96,806
                                                             -----------   -----------
        TOTAL CURRENT ASSETS...............................    4,207,376     2,320,108

EQUIPMENT, FURNITURE AND LEASEHOLD
 IMPROVEMENTS, NET.........................................      635,505       467,043

OTHER ASSETS:
  Investment in and advances to joint venture..............      111,906       103,838
  Other....................................................      159,028       179,153
                                                             -----------   -----------
                                                              $5,113,815    $3,070,142
                                                             -----------   -----------
                                                             -----------   -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES:

  Accounts payable and accrued expenses....................   $4,339,437   $ 3,358,163
  Current maturities of long-term debt.....................       21,789        21,603
                                                             -----------   -----------
    TOTAL CURRENT LIABILITIES..............................    4,361,226     3,379,766

DEFERRED LEASE RENTS.......................................        5,253        52,531

LONG TERM DEBT.............................................       73,632        90,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Preferred stock, $1.00 par value; 1,000,000 shares
   authorized, none issued.................................            -             -
  Common stock, $.10 par value; 10,000,000 shares
   authorized, 1,881,161 shares issued.....................      188,116       188,116
  Additional paid-in capital...............................    3,615,151     3,615,151
  Accumulated deficit......................................   (2,960,138)   (4,086,045)
  Common stock held in treasury (122,950 shares), at cost..     (169,425)     (169,425)
                                                             -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)........      673,704      (452,203)
                                                             -----------   -----------
                                                             $ 5,113,815   $ 3,070,142
                                                             -----------   -----------
                                                             -----------   -----------

                   See Notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                    --------------------------    --------------------------
                                                       1996            1995        1996            1995
                                                    ----------      ----------     -----------    -----------
NET SERVICE REVENUES
  Regular Placements .............................. $3,291,353      $2,257,701     $ 9,252,817    $ 6,988,468
  Temporary .......................................  2,022,069       1,105,730       5,386,569      3,041,574
  Contract Labor ..................................  1,914,430       1,591,657       5,615,915      4,343,712
                                                    ----------      ----------     -----------    -----------
                                                     7,227,852       4,955,088      20,255,301     14,373,754

COST AND EXPENSES .................................  5,967,607       4,395,706      16,814,878     12,629,399
                                                    ----------      ----------     -----------    -----------

INCOME FROM OPERATING ENTITIES ....................  1,260,245         559,382       3,440,423      1,744,355

GENERAL AND ADMINISTRATIVE EXPENSES ...............   (848,553)       (383,598)     (2,048,970)    (1,236,418)

OTHER INCOME (EXPENSES):
  Loss from joint venture operations ..............    (14,171)              -         (74,256)             -
  Interest expense, net ...........................    (58,937)        (54,858)       (191,799)      (162,304)
  Other, net ......................................         24          25,547          21,191         63,512
                                                    ----------      ----------     -----------    -----------
                                                       (73,084)        (29,311)       (244,864)       (98,792)
                                                    ----------      ----------     -----------    -----------

INCOME  BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ..........................    338,608         146,473       1,146,589        409,145

INCOME TAXES, net of tax benefit from utilization
  of net operating loss carry forward .............     (2,027)              -         (20,682)             -
                                                    ----------      ----------     -----------    -----------

INCOME  BEFORE EXTRAORDINARY ITEM  ................    336,581         146,473       1,125,907        409,145

EXTRAORDINARY ITEM - gain on troubled debt
  restructuring, net of income tax ................          -             436               -          6,057
                                                    ----------      ----------     -----------    -----------

  NET INCOME ...................................... $  336,581      $  146,909     $ 1,125,907    $   415,202
                                                    ----------      ----------     -----------    -----------
                                                    ----------      ----------     -----------    -----------

INCOME  PER SHARE:
  Income  before extraordinary item ............... $      .18      $      .09     $       .60    $       .23
  Extraordinary item ..............................          -               -               -            .01
                                                    ----------      ----------     -----------    -----------

INCOME PER SHARE .................................. $      .18      $      .09     $       .60    $       .24
                                                    ----------      ----------     -----------    -----------
                                                    ----------      ----------     -----------    -----------

WEIGHTED AVERAGE COMMON AND
  COMMON SHARES OUTSTANDING .......................  1,877,723       1,758,211       1,875,743      1,758,211
                                                    ----------      ----------     -----------    -----------
                                                    ----------      ----------     -----------    -----------

                   See Notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     -------------------------
                                                                         1996           1995
                                                                     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 1,125,907     $ 415,202
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     141,251        93,433
     Increase (decrease) in provision for losses on accounts
         receivable                                                      (30,865)       25,521
     Increase in accounts receivable                                  (1,137,647)     (448,492)
     (Increase) decrease in prepaid expenses and other current
      assets                                                            (116,607)        3,499
     Equity in loss of joint venture                                      74,256             -
     (Increase) decrease in other assets                                 (62,199)        3,775
     Increase in accounts payable and accrued expenses                 1,106,082       292,085
     Decrease in deferred lease rents                                    (47,278)      (49,307)
                                                                     -----------     ---------

     Net cash provided by operating activities                         1,052,900       335,716

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (309,713)     (220,056)
                                                                     -----------     ---------

     Net cash used in investing activities                              (309,713)     (220,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of short-term debt                                              -       (55,323)
     Increase (decrease) in proceeds from factored receivables          (124,808)        9,594
     Principal payments under long-term debt obligations
      to others                                                          (16,230)      (18,595)
                                                                     -----------     ---------

     Net cash used in financing activities                              (141,038)      (64,324)
                                                                     -----------     ---------

     Net increase in cash and cash equivalents                           602,149        51,336
     Cash and cash equivalents at beginning of year                       69,627        45,780
                                                                     -----------     ---------

     Cash and cash equivalents at end of period                     $    671,776     $  97,116
                                                                     -----------     ---------
                                                                     -----------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash paid during the year for interest                         $    196,473     $ 199,043




                   See Notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1


  BASIS OF PRESENTATION

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"). The financial information for the nine months ended September 30, 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, included in the Company's annual report on Form 10-K. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.

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

  REVENUE RECOGNITION

     Fees for placement of full-time (regular) personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period).
Revenue from temporary and contract personnel placements is recognized upon performance of services by the Company. The Company's operating expenses consist principally of commissions, direct wages paid to temporary personnel, payroll taxes, rent and a provision for uncollectible accounts (approximately $154,000 in 1996 and $66,000 in 1995).

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes certificates of deposit of approximately $22,000 at September 30, 1995. The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flow.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


  JOINT VENTURE OPERATIONS

     During January, 1995, the Company entered into a joint venture agreement with CFS, Inc. for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. CFS, Inc. is a minority operated corporation which, because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The majority shareholder of CFS, Inc. purchased the 49% ownership interest of Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on this transaction.

     The Company provides this joint venture with personnel and contract labor on a subcontractor basis. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture recorded a net loss for the third quarter of 1996 of $22,000. Accordingly, the Company recognized a $14,000 loss from joint venture operations in the Consolidated Statement of Operations for the quarter ended September 30, 1996. For the nine months ended September 30, 1996, the joint venture recorded a net loss of $114,000, and the Company recognized a $74,000 loss from joint venture operations. For more discussion of joint venture operations, refer to the Company's Form 10-K for the year ended December 31, 1995.

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

  INCOME PER SHARE

     Income per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of the stock options granted in October of 1995 had a dilutive effect on the earnings per share calculations for the third quarter and nine months ended September 30, 1996. Using the treasury stock method for computing weighted average

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


shares outstanding, it was assumed that an additional 119,512 shares were issued for the quarter ended September 30, 1996, compared to 1,758,211 in the same quarter in 1995. For the nine months ended September 30, 1996, it was assumed that an additional 117,532 shares were issued compared to 1,758,211 shares in the comparable period in 1995.

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


NOTE 2


  MANAGEMENT ANNOUNCEMENTS

     On August 30, 1996, Anthony J. Bruno was promoted to the position of President of Management Alliance Corporation, a wholly-owned subsidiary of the Company. Previously, Mr. Bruno was a regional Vice-president of Management Alliance Corporation. He has over thirty years of industry experience and is the author of several training manuals, planners and motivational tapes and has held seminars and in-house training sessions all over the world.

     Effective September 13, 1996, Gary K. Steeds voluntarily terminated his position with the Company. Mr. Steeds was President of the Company from May, 1990 to July, 1991, as well as the former acting President of Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned subsidiaries of the Company. On November 14, 1995, Mr. Steeds' role with the Company had been reduced to that of an operating officer of certain of the Company's subsidiaries.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Effective October 15, 1996, M. Ted Dillard was appointed to the position of President of the Company. Mr. Dillard has served as Chief Financial Officer, Secretary and Treasurer of the Company since January, 1994, and has been on the Board of Directors of the Company since August, 1991. Prior to January, 1994, Mr. Dillard served as Controller of the Company from July, 1990. Mr. Dillard is a Certified Public Accountant, Certified Management Accountant and Certified Financial Planner. He has a Masters of Science degree from the University of Texas at Dallas.

  OTHER

     The Board of Directors of the Company has informally discussed but not finalized, certain incentive plans for management of the Company. Vesting benefits of any such plans is anticipated to be dependent upon the performance of the Company over a period of years. Any such plans may be retroactive to July 1, 1996, but shall be subject to approval of the Board of Directors of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     As a result of continued favorable market conditions for the Company's services and management's focus on the development of certain niche markets, total revenues were $7.2 million for the third quarter ended September 30, 1996, compared to $5.0 million in the comparable quarter in 1995. This increase of 45.9% resulted from an increase in all areas of the Company's business. Cost and expenses were $6.0 million in the third quarter of 1996 as compared to $4.4 million in the third quarter of 1995. This represents a 35.8% increase. The increase in revenues and cost and expenses in the third quarter of 1996, as compared to the third quarter of 1995, resulted from an increase in the level of activities in all areas of the Company's operations during the third quarter of 1996.

     General and administrative expenses increased approximately $465,000, or 121.2%, in 1996 as compared to the third quarter of 1995. This increase is the result of an increase in corporate operating expenses for legal and other professional services, and for costs associated with the evaluation of possible acquisitions and related funding strategies. Through October 24, 1996, the Company incurred approximately $170,000 in legal fees related to certain litigation, of which amount $68,000 was expensed in the third quarter of 1996. A portion of such fees may be subject to reimbursement. During the third quarter of 1996, the Company also increased its reserve for disputed claims established in the second quarter of 1996 by $165,000. See Part II,
Item 1 hereof for a discussion of certain legal matters involving the Company.

     The Company recorded a loss of approximately $14,000 during the third quarter of 1996 in connection with its joint venture operation with CFS, Inc.. This joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. No accruals were made for such losses until the fourth quarter of 1995.

     Interest expense for the third quarter of 1996 increased approximately $4,000 over the prior year quarter. Such increase is the result of the Company factoring a larger amount of accounts receivable in 1996 as compared to 1995, offset by a lower cost of funds in 1996 than in 1995.

     Primarily as a result of these factors, the Company recorded net income of approximately $337,000 for the third quarter of 1996, compared to net income of approximately $147,000 for the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues were $20.3 million for the nine months ended September 30, 1996, compared to $14.4 million in the first nine months of 1995. This increase of 40.9% resulted from favorable market conditions for the Company's services in 1996, and management's focus on the development of certain niche markets. Cost and expenses were $16.8 million for the first nine months of 1996 as compared to $12.6 million in the first nine months of 1995. This represents a 33.1% increase. The increase in both revenues and cost and expenses in the first nine months of 1996 as compared to the first nine months of 1995, resulted from an increase in the level of activities in all areas of the Company's operations during the first nine months of 1996.

     General and administrative expenses increased approximately $813,000, or 65.7%, in 1996 as compared to the first nine months of 1995. This increase is primarily the result of an increase in corporate operating expenses for payroll, legal and other professional services incurred in connection with litigation

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and corporate matters, and for expenses incurred during the third quarter of 1996 associated with the evaluation of possible acquisitions and related funding strategies. In addition, the Company established a reserve totaling $275,000 for disputed claims during the nine months ended September 30, 1996. See Part II, Item 1 hereof for a discussion of certain legal matters involving the Company.

          The Company recorded a loss of approximately $74,000 during the first nine months of 1996 in connection with its joint venture operation. This joint venture was formed in January of 1995 for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. No accruals were made for such losses until the fourth quarter of 1995.

          Interest expense for the first nine months of 1996 increased approximately $29,000 over the same period during the prior year. Such increase is the result of the Company factoring a larger amount of accounts receivable to fund growth in its employment placement business during the first nine months of 1996 as compared to 1995. Such increase was partially offset by a reduction in the cost of funds in 1996 compared to 1995.

          As a result of these and other factors, the Company recorded net income of approximately $1.1 million for the first nine months of 1996, compared to net income of approximately $415,000 for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had a working capital deficit of $154,000 at September 30, 1996, compared with an approximately $1.1 million deficit at December 31, 1995. This working capital improvement of approximately $906,000 during the first nine months of 1996 can be primarily attributed to the increase in revenues that resulted in a significant increase in the accounts receivable of the employment placement business, partially offset by an increase in the related accounts payable.

          Cash flow provided by operating activities of $1.1 million resulted primarily from the profitable operations of the Company's employment placement business and an increase in accounts payable and accrued expenses, offset in part by a corresponding increase in accounts receivable.

          The Company has undertaken a program to significantly upgrade its existing office equipment, including improving its existing database and accounting information systems. As a result, net cash used in investing activities of $310,000 resulted from capital expenditures made by the Company during the first nine months of 1996. The Company retired approximately $16,000 in debt obligations during the first nine months of 1996, and decreased its utilization of proceeds from factored accounts receivable by approximately $125,000 during the nine month period ended September 30, 1996.

          Presently, the Company's only major source of income relates to the operations of its employment placement business. Management of the Company anticipates that the cash flow of its employment placement business will provide sufficient liquidity to fund its future operations, and enable the Company to continue to make reductions in its current obligations.

          The Company is continuing to evaluate the possibility of expanding its employment placement business. Management is presently evaluating potential acquisitions and related funding strategies. In addition, subsequent to September 30, 1996, the Company has opened an office in Raleigh-Durham, North Carolina, and has plans to expand its existing operations in Austin, Texas and Chicago, Illinois.

                            PART II OTHER INFORMATION
            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          On September 5, 1996, a lawsuit was filed in the 114th Judicial District of the District Court of Wood County, Texas, by Ditto Properties Company against USFG-DHRG L.P. No. 2, Inc., aka DCRI L.P. No. 2, Inc. ("USFG No. 2"), J. Michael Moore and the Company, as garnishees. The suit sought injunctive relief, rescission, or in the alternative, imposition of a constructive trust, damages, and an order of judicial foreclosure upon shares constituting a controlling interest in the Company. Such shares are now owned by USFG No. 2, the controlling shareholder of the Company. The sole stockholder of USFG No. 2 is J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company. On October 24, 1996, an Agreed Temporary Order [the "Temporary Order"] was entered by the Court. Under the Temporary Order, certificates evidencing the controlling block of the Company's common stock, owned directly or beneficially by USFG No. 2, are required to be delivered to a Special Master pursuant to the terms of the Temporary Order. The Temporary Order provides that USFG No 2., its officers, directors and shareholders may conduct all lawful business, but shall obtain the approval of the Special Master prior to taking certain actions regarding the shares of common stock. All of USFG No. 2's duties, responsibilities and other obligations under the Temporary Order will expire upon USFG No.2 satisfying its obligations pursuant to the terms of the Temporary Order. Mr. Moore and the Company, both named garnishees in the suit, were non-suited as a result of the Temporary Order. However, the Company has filed a separate lawsuit in Dallas County, Texas, against Ditto Properties for damages and reimbursement of legal expenses.

          In connection with the litigation proceedings, the Company incurred legal expenses on its own behalf and, in addition, has funded the legal expenses of USFG No. 2 incurred in connection with the suit. Management has caused funds to be advanced on behalf of USFG No. 2 to insure that this litigation did not adversely impact the Company's ability to pursue acquisitions and related funding strategies. It is expected that (a) the Board of Directors of the Company will ultimately determine the portion of these legal fees which, in its opinion, should have been incurred by the Company and (b) the remaining legal fees will be repaid to the Company by USFG No. 2. Management does not expect the Company to incur or advance any significant amounts for legal fees in the future relating to the initial legal proceedings discussed above. (See Management's Discussion and Analysis of Financial Conditions and Results of Operations.)

          On September 13, 1996, a lawsuit was filed in the 44th Judicial District of the District Court of Dallas County, Dallas, by Billie Jean Tapp ("Ms. Tapp") against the Company, two of the Company's subsidiaries (Management Alliance Corporation and Information Systems Consulting Corp.) and three of the Company's officers and directors (J. Michael Moore, M. Ted Dillard and Donald A. Bailey).

          In her lawsuit, Ms. Tapp (a former employee of the Company) alleges damages of approximately $29 million for breach of contract, conspiracy and torts, as well as mismanagement, misappropriation of corporate assets and self-dealing by Company officers and directors. The Company has filed an answer, counterclaim and plea in abatement and is vigorously defending the lawsuit. In addition, the Company has filed a third party petition against Gary K. Steeds, Ms. Tapp's husband, and also a former employee of the Company. The Company maintains that there were no contractual agreements with Ms. Tapp and that she is not owed anything by the Company or any of the other defendants in this case. The Company further denies conspiring to injure Ms. Tapp.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          Not Applicable.

                          PART II OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                (CONTINUED)

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



                                        DIVERSIFIED CORPORATE RESOURCES, INC.
                                        Registrant



DATE:  November 18, 1996                By: /S/  J. MICHAEL MOORE
                                            -------------------------------
                                            J. Michael Moore,
                                            CHIEF EXECUTIVE OFFICER



DATE:  November 18, 1996                By: /S/  M. TED DILLARD
                                            -------------------------------
                                            M. Ted Dillard
                                            PRESIDENT AND PRINCIPAL
                                            FINANCIAL OFFICER