Form 10-K/A
period 1995-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1996-12-16
CIK 779226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1995

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from          to

          Commission File Number 0-13984


                     DIVERSIFIED CORPORATE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                    75-1565578
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

12801 NO. CENTRAL EXPRESSWAY, SUITE 350                     75243
            DALLAS, TEXAS                                 (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (214) 458-8500

         Securities registered pursuant to Section 12(b) of the Act:

           Title of each class             Name of Exchange on Which Registered
           -------------------             ------------------------------------
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
                                                              Yes  X   No
                                                                 -----    -----

     The Registrant had requested in writing that the Securities and Exchange Commission (the "Commission") waive the Registrant's obligation to file certain pro forma financial statement information not filed with its Form 8-K dated February 22, 1994, reporting the repossession of certain assets. The Commission did not waive the Company's obligation to file the required information but has taken a no-action position against the Registrant. See
Note 2 of the Registrant's Consolidated Financial Statement for more information.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1996, was $81,070.

     Number of shares of common stock of the registrant outstanding on March 31, 1996 was 1,758,211.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     OTHER

     The Company had requested that the Securities and Exchange Commission (the "Commission") waive the Company's obligation to file certain financial statements and information not filed with the Company's Form 8-K dated February 22, 1994, reporting the repossession of the Employment Placement Business. The Commission did not waive the Company's obligations to comply with the provisions of Form 8-K, and the Commissions' rules and regulations related thereto, but has taken a no-action position against the Company which is based solely on failure to file the required audited historical financial statements and pro forma financial information.

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

     Although management anticipates that the operations of its wholly-owned subsidiaries (a) will provide adequate cash flow in 1996 to fund the Company's continuing operations, and to enable the Company to reduce its current payables and factoring lines, and (b) result in positive shareholders' equity at December 31, 1996, there is no guarantee the above actions can be successfully implemented.

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

     The following table sets forth the net book value of the MAGC and GKS assets foreclosed upon and repossessed by the Company on January 3, 1994:

                                                         INFORMATION
                                           MANAGEMENT      SYSTEMS
                                            ALLIANCE      CONSULTING
                                           CORPORATION       CORP.       CORPORATE       TOTAL
                                           -----------   -----------     ---------     ---------
Accounts receivable                         $ 267,186     $ 228,510      $   1,505     $ 497,201

Receivables from affiliates                   143,955       183,273              -       327,228

Equipment, furniture and
 leasehold improvements, net                   99,839        62,386         15,659       177,884

Other assets                                   26,282             -         87,462       113,744

Accounts payable, office reserves,
 accrued rents and expenses, notes and
 capital lease obligations                   (387,780)     (311,101)      (128,250)     (827,131)
                                            ---------     ---------      ---------     ---------

Net Book Value                              $ 149,482     $ 163,068      $ (23,624)    $ 288,926
                                            ---------     ---------      ---------     ---------
                                            ---------     ---------      ---------     ---------

     The net book value of the MAGC and GKS assets repossessed at January 3, 1994, is reflected in the gain on foreclosure of divisional assets in the Consolidated Statement of Operations for the years ended December 31, 1995 and 1994.

4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consist of:

                                                               DECEMBER 31,
                                                         ----------------------
                                                            1995         1994
                                                         ---------    ---------
   Office equipment and furniture......................  $ 944,717    $ 632,321
   Less accumulated depreciation and amortization......   (477,674)    (345,492)
                                                         ---------    ---------
                                                         $ 467,043    $ 286,829
                                                         ---------    ---------
                                                         ---------    ---------

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of:

                                                         DECEMBER 31,
                                                  ------------------------
                                                      1995          1994
                                                  ----------    ----------
   Accounts payable............................   $  727,866    $  820,562
   Accrued compensation........................    1,031,434     1,053,698
   Accrued payroll taxes.......................      178,704       186,123
   Factored accounts receivable liability......      647,650       537,013
   Cash overdraft..............................      192,624       377,129
   Other.......................................      579,885       168,582
                                                  ----------    ----------
                                                  $3,358,163    $3,143,107
                                                  ----------    ----------
                                                  ----------    ----------

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

6.  LONG-TERM DEBT:

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   1995        1994
                                                                 --------   ---------
Long-term debt consists of:

Non-interest bearing note due to the Federal Deposit
 Insurance Corporation with quarterly installments of
 $5,000 due July 1997..........................................  $ 40,000   $  55,000

10% note payable due January 13, 1991..........................         -       9,166

Adjustable rate (approximately 10%) mortgage note due
 in monthly installments through June, 2013....................    71,651      73,240

10% demand note payable to USFG-DHRG #1 Ltd., formerly a
 majority shareholder, initially due November 3, 1992..........         -      14,500

Non-interest bearing note payable to former controlling
 shareholder where Company is contingently liable..............         -      50,000

Other notes payable with interest rates ranging from 10%
 to 11% and varying maturities through November, 1994..........         -      11,467

Capital lease obligations......................................         -       1,689
                                                                 --------   ---------
                                                                  111,651     215,062
Less current maturities of long-term debt......................   (21,603)   (101,822)
                                                                 --------   ---------
Total long-term debt...........................................  $ 90,048   $ 113,240
                                                                 --------   ---------
                                                                 --------   ---------

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

     The aggregate maturities of long-term debt as of December 31, 1995, are as follows:

                                                                Total
                                                               --------
           1996............................................    $ 21,603
           1997............................................      21,809
           1998............................................       1,999
           1999............................................       2,209
           2000............................................       2,441
           2001 and thereafter.............................      61,590
                                                               --------
                                                               $111,651
                                                               --------
                                                               --------

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

8.  FEDERAL INCOME TAXES:

     The Company incurred no income tax expense in any of the years in the three-year period ended December 31, 1995. The income tax provision and the amount computed by applying the federal statutory income tax rate to income
(loss) before income taxes differs as follows:

                                                                       DECEMBER 31,
                                                             -------------------------------
                                                                1995       1994       1993
                                                             ---------   --------  ---------
   Tax provision (benefit at statutory rate)...............  $ 156,632   $ 76,322  $ 544,235
   Net operating loss carried forward to future periods....   (156,632)   (76,322)  (544,235)
   Other...................................................          -          -          -
                                                             ---------   --------  ---------
                                                             $       -   $      -  $       -
                                                             ---------   --------  ---------
                                                             ---------   --------  ---------

     The components of the Company's deferred tax asset (liability) are as follows:

                                                          DECEMBER 31,
                                                  --------------------------
                                                      1995           1994
                                                  -----------    -----------
   Net operating loss carryforward.............   $ 1,483,100    $ 1,659,200
   Allowance for doubtful accounts.............       142,000         70,000
   Other.......................................        39,200         46,940
   Gross deferred tax asset....................     1,664,300      1,776,140
   Valuation allowance.........................    (1,664,300)    (1,776,140)
                                                  -----------    -----------
                                                  $         -    $         -
                                                  -----------    -----------
                                                  -----------    -----------

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

9.  TROUBLED DEBT RESTRUCTURING:

     During the years ended December 31, 1995, 1994 and 1993, the Company settled certain delinquent accounts payable on a discounted basis as follows:

                                                        December 31,
                                                     ------------------
                                                       1995      1994      1993
                                                     --------  --------  -------
    Gain on Troubled Debt Restructuring............  $174,811  $208,212  $71,750
                                                     --------  --------  -------
                                                     --------  --------  -------

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

     During 1995, the Company paid various expenses on behalf of USFG and Mr. Moore in the amount of approximately $25,200. The Company has offset these related party loans with amounts due to USFG and Mr. Moore for purchases of office furniture and equipment in the amount of approximately $19,000. As of December 31, 1995, the balance remaining is approximately $6,200. It is expected that this amount will be settled or paid in full during 1996.

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

12.  COMMITMENTS AND CONTINGENCIES:

     LEASES

     The Company rents office space for its Employment Placement Business agencies under various operating leases. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1995, as follows:

                                               Operating
                                                 leases
                                               ----------
           1996...........................     $1,001,118
           1997...........................        910,577
           1998...........................        869,305
           1999...........................        746,952
           2000...........................        663,981
           2001 and thereafter............      1,280,833
                                               ----------
      Less sublease income................              -
                                               ----------
      Future minimum lease payments.......     $5,472,766
                                               ----------
                                               ----------


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

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Diversified Human Resources Group, Inc.
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidate financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide as reasonable basis for our opinion.

     The Company's financial statements do not disclose proforma results of operations for the years ended December 31, 1993 relating to a business acquisition on January 3, 1994 as further described in Note 3. In our opinion, disclosure of this information is required to conform with generally accepted accounting principles.

     In our opinion, except for omission of the information discussed in the previous paragraph, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Weaver and Tidwell, L.L.P.



                                       WEAVER AND TIDWELL, L.L.P.


Dallas, Texas
April 9, 1996

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Diversified Corporate Resources, Inc.

Date: December 16, 1996                  By:      /s/  J. Michael Moore
                                            -----------------------------------
                                                   J. Michael Moore
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/  J. Michael Moore      Chairman and Chief Executive Officer
------------------------
     J. Michael Moore


/s/  M. Ted Dillard        Chief Financial Officer, Secretary, Treasurer and
------------------------   Director (Principal Financial and Accounting Officer)
     M. Ted Dillard


/s/  Donald A. Bailey      Director
------------------------
     Donald A. Bailey