Form 10-K
period 1996-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-04-15
CIK 779226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997, was $3,266,239, based upon the market value of the Registrant's common stock of $5.35 per share.

   Number of shares of common stock of the registrant outstanding on March 31, 1997 was 1,635,312.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

(1) The Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated by reference to Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

  Diversified Corporate Resources, Inc. (the "Company") is a Texas corporation which was incorporated in 1977 under the name of Diversified Human Resources Group, Inc.; the Company changed its name in 1994. The Company is an employment services firm that provides professional and technical personnel on a contract and permanent placement basis to high-end specialty employment markets, such as the information technology ("IT") market. While the majority of the Company's revenues are derived from providing IT staffing solutions, the Company also fills other high value-added employment positions in the engineering and technical, accounting and finance, and professional and technical sales disciplines. The Company offers both contract and permanent placement solutions in a broad variety of disciplines in order to position itself as a single source provider of solutions that meet all of a client's high-end staffing needs. The Company manages its operations as a group of interrelated business units, each of which is incentivized to share leads and draw from each other's information resources, as well as to achieve strong independent performance. In addition to maintaining this competitively balanced business model, the Company focuses on aggressive recruiting and is enhancing its technical training capabilities. The Company principally serves its clients, including several Fortune 500 companies, through its network of offices located in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois, Kansas City, Missouri and Raleigh, North Carolina.

  All references in this Form 10-K to the Company include its wholly-owned subsidiaries. A list of such subsidiaries is filed as an exhibit to this Form 10-K.

INDUSTRY OVERVIEW

   The employment services industry has experienced significant growth in response to both the changing work environment in the United States and continued growth in the uses of information technology. Fundamental changes in the employer-employee relationship continue to occur, with employers developing heightened criteria for permanent employees and greater demand for project-oriented contract hiring. This trend has been compounded by the ever increasing rate of change caused by advances in IT and the corresponding need for access to professionals with up to date IT skills.

   The IT services industry has undergone rapid change and growth. IT services is a term that now encompasses not only computer and communications systems hardware but also the personnel who design, manage and maintain those systems. IT projects tend to be significantly longer and more rigorously defined and require longer-term, more highly-skilled personnel services than traditional non-permanent staffing placements. At the same time, these services offer the opportunity for higher profitability than clerical and light industrial staffing because of the high value-added nature of professional and technical personnel, the expanding demand for such qualified personnel and the limited number of sufficiently skilled personnel to fill these positions. The recruiting and retention of qualified IT professionals is, therefore, a challenge common to all companies in the IT services industry. Competitive companies have increased advertising and recruiting efforts and are implementing strategies such as the use of recruiting teams, the Internet, and the offering of fully benefited salaried positions, referral bonuses and specialized training programs.

   The growth of the IT services industry has been driven by (i) the interdependence of software applications, (ii) the integration of telecommunications and computers, (iii) business' increasing reliance on information technology as a strategic tool, (iv) the shift to distributed computing and the movement from mainframe to client server environments, and (v) the proliferation of computer networks, comprised of hardware and software manufactured by various vendors. As businesses struggle to integrate multiple processing platforms and software applications which serve an increasing number of end-users, systems and applications development has become increasingly challenging. Furthermore, as businesses continue to focus on their core competencies but at the same time strive to operate more efficiently with fewer people, managing and planning staffing requirements to meet IT needs becomes more difficult. To keep up with these changes, companies require the services of IT professionals who can manage the integration of computers, operating systems, networks, and voice and data systems, as well as programming, hardware and software system design and development, LAN management, Internet Web site development and management or project staffing. For these employers, contract personnel offer them the ability to keep personnel costs variable, to achieve maximum flexibility, and to avoid the negative effects of layoffs.

   As a result of technological changes and the continued growth and acceptance of the use of contract personnel, including IT personnel, management believes that clients will demand expanded services from their staffing providers. Management believes that not only do clients desire specialized project staffing but that clients want the flexibility to take on non-permanent professionals to fill staffing needs. In addition, the Company believes that a key characteristic of outsourcing is providing convenience and efficiency to a client and that clients desire to have their permanent, contract and specialty staffing needs filled by the same provider.

SALES OF SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS IN 1991 AND SUBSEQUENT REPOSSESSION

  During the period from September 3, 1991 to September 19, 1991, the Company consummated four separate transactions (the "Purchase Agreements") relating to the sale of its operating divisions. Taken as a whole, the Purchase Agreements involved the sale of substantially all of the Company's assets.

  As consideration for the Company's agreement to sell its divisions to the various purchasers involved, the purchasers (a) executed various interest bearing promissory notes which were payable to the Company over periods of three to six years; (b) assumed various liabilities and obligations of the Company in connection with the purchased operations; and (c) agreed to pay the Company a monthly royalty fee for six years equal to specified percentages of the gross revenues of the respective divisions purchased by each purchaser. Collection of the royalty fees and notes receivable, and the discharge of liabilities assumed, was dependent upon the successful operations of the businesses sold.

  Due to the failure of the purchasers to fulfill their obligations, the Company pursuant to the Purchase Agreements, effectuated foreclosure proceedings to repossess many of the assets previously sold by the Company.

CURRENT BUSINESS ACTIVITIES

   The Company operates along functional lines of contract and permanent placement of professional personnel, with specialty services consisting of non-permanent placements being offered to the Company's permanent placement clients as part of the Company's single source provider strategy. The permanent placement of professional personnel is generally a fee for placement business, with specified search parameters and goals. The contract placement of IT and engineering personnel is generally a more project specific business, with the IT and engineering personnel of the Company undertaking well defined projects for periods ranging from four weeks to a year or more. In addition to these placement services, the Company plans on providing clients, employees and applicants training and certification through its TrainUSA program. The Company believes that its focus on high-end niche markets, single source provider strategy, recruiting and retention of applicants and its future training programs will provide it with certain competitive advantages.

PERMANENT PLACEMENT SERVICES

   The Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois and Raleigh, North Carolina. The Company offers these services in the following selected core disciplines:

                  o   Information   Technologies  -  Services   include  systems
                      design, consulting, conversions, software development, and information systems disaster control.

                  o Engineering/Technical - Services include process engineering, industrial engineering and manufacturing, software design and maintenance and related information technology services. Technical areas serviced include environmental, construction, plastics, chemical, telecommunications, computer hardware, food, and metals.

                  o Financial/Accounting - Services range from project-based accounting work to recruitment and placement of financial managers.

                  o   Professional/Technical   Sales  -   Services   range  from
                      technical sales/marketing personnel to recruitment and placement of management personnel.

   The Company usually enters into written contracts with clients specifying its fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees typically range from 15% to 35% of the first year's annual salary. Although these fees are usually paid by the employer, in certain instances such fees are paid by the newly placed employee. The Company sometimes offers its clients a 30 day guarantee of permanent professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If the Company is unable to replace the employee, it may refund the client's fee or a prorated portion thereof depending upon the circumstances.

   The Company recently began providing permanent clerical and administrative personnel to its existing clients, primarily to support professional staff and executive management of those clients. The Company believes that permanent clerical and administrative placement services will be an important offering as part of its plan to be a single source provider of placement services to its clients. The Company is also involved in the recruitment and placement of medical personnel, including therapists, nurses and doctors.

SPECIALTY SERVICES

   As part of its single source provider strategy, the Company also provides specialty services to its clients consisting of the placement of non-permanent personnel in all of the Company's disciplines. These services have grown out of the Company's permanent placement services as clients have increasingly desired to fill non-permanent employment needs without incurring the associated costs of hiring, training or providing employee benefits or to fill permanent employment needs with applicants only after having had that applicant work for the client prior to committing to such hire. Personnel needs that can be filled by non-permanent or non-permanent-to-permanent employees are primarily caused by vacation, illness, resignation, increases in work volume, the need to staff special projects and a desire for pre-screening of permanent hires.

   The Company's specialty services are typically initiated by a client's telephone call to the local Company office or as a result of marketing efforts on the part of the Company. The Company obtains from the client a description of the order and uses this information to select an appropriate individual from the office's list of available non-permanent personnel. Clients request non-permanent personnel for periods generally ranging from one day to several weeks. The Company generally receives notice of the assignment from 30 minutes to three days in advance. On the day of the assignment, the Company verifies both the prompt arrival of the employee and the employee's performance. The Company charges clients an hourly rate for non-permanent personnel and generally absorbs all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. The Company generally offers clients a guarantee period during which the Company will refund the client's payment if the client notifies the Company that it is dissatisfied with the employee's performance, and the Company is unable to replace the employee.

   The Company screens its non-permanent personnel based on interviewing, testing and reference checking procedures. These procedures also enable the Company to categorize its non-permanent professional personnel by preference for job location, hours and work environment. In order to attract high quality non-permanent professional employees, the Company grants paid vacations, holidays and other benefits for non-permanent employees who work a specified minimum number of hours for the Company.

CONTRACT PLACEMENT SERVICES

   The Company provides IT contract placement services primarily in the Dallas, Texas, Kansas City and St. Louis, Missouri and Denver, Colorado markets. The Company's IT personnel provide services in the following areas:

                  o  project management
                  o  systems analysis,   development   and  design
                  o  product implementation
                  o systems migration and conversions
                  o technical writing
                  o documentation support
                  o functional support
                  o company educational  and  project  planning
                  o testing
                  o systems  and  network  administration
                  o  hardware,  network,  and  software  evaluation services

   Contract engagements are generally project oriented and typically last from four weeks to one year or more. The Company usually enters into written contracts with clients after becoming an approved vendor. Services are then provided on a time and materials or purchase order basis. The Company provides individualized attention to each of its clients and develops and designs tailored service programs based on its clients' unique needs. All contract personnel assigned by the Company are Company employees. The Company provides each of its employees with full benefits plans and ensures that there is full compliance with all federal, state, and local tax withholding and insurance guidelines.

   The Company has provided personnel and human resource solutions to many of the nation's largest companies including: DSC Communications, Hitachi America, American Airlines, Compaq Computer Corp., Mobil Oil, Dr. Pepper/7-UP, Texas Instruments, MCI, Fidelity Investments, Blockbuster, DST Systems, and TU Electric. The Company backs all service programs with a firm commitment to excellence.

RECRUITING

   The Company recruits qualified applicants primarily through referrals from other applicants and through newspaper advertising, its data base, job fairs and various media advertisements. The recruiting of skilled IT, engineering, and financial and accounting professionals is one of the main challenges for the Company. The Company plans on meeting this challenge in the future with a broadened multi-faceted approach, including (i) the use of aggressive direct marketing to targeted groups, such as professional associations and industry trade schools, (ii) the building of its SearchNet data base system to both enhance the Company's ability to track applicants and to provide applicants with better work opportunities, (iii) the use of the Internet to attract applicants,
(iv) the continued offering of competitive wage and benefit packages, and (v) by improving its training programs.

   The Company maintains extensive files of qualified applicants based upon advertising, recruitment referral and reference checking procedures. In order to attract permanent and contract assignment candidates, the Company places emphasis upon its ability to provide placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility.

   During periods of low unemployment, the Company experiences greater difficulty in obtaining applicants for permanent placement. On the other hand, the number of persons seeking non-permanent employment has increased irrespective of economic cycles because of changes in the demographics of the work force and general increases in cost of living which have resulted in a need for an increased number of two-income households. In addition, applicants for permanent placement are frequently willing to accept temporary employment during their search for permanent positions.

TRAINING

   The Company provides training to its counselors and managers, both when they are hired and on an on-going basis throughout their careers. The primary focus of such training is on how to effectively market the Company's placement services and how to screen and hire applicants.

   The Company has begun to focus on the training of its applicant pool as part of its single source provider strategy. Management intends to focus more resources on this aspect of the business in the future.

MARKETING

   The Company's marketing efforts are largely implemented at the local office level. In marketing its placement services to clients, the Company historically has relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, on direct mail, yellow pages and newspaper advertising. Client visits also play an important role in the Company's marketing efforts. The Company focuses its marketing efforts on the high-end, specialized niche markets it serves.

   Upon receiving an order from a client, the Company attempts to match the specifications required by the client with qualified applicants and to arrange interviews between the client and applicants. In certain cases, the Company markets a highly qualified applicant to a client even when no specific order has been received. If the client offers a position to the applicant and the applicant accepts, the Company receives a fee for these services.

OTHER OPERATIONS AND SERVICES

   The Company formed Preferred Funding Corporation ("PFC"), a wholly-owned subsidiary, in 1994 for the purpose of providing financing to its subsidiary companies. To date, PFC has facilitated borrowings by the Company, and recently under an asset based lending arrangement with an unaffiliated third party lender at lower rates than standard factoring rates. Management of the Company believes it can reduce the Company's overall cost of funds (which are relatively high because of the Company's reliance on factoring) thereby improving the Company's consolidated operating performance.

COMPETITION

   The specialty staffing services industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition from large national firms and local specialty staffing firms. Large national firms that offer specialty staffing services include Robert Half International, Computer Horizons, Inc., and Alternative Resources Corporation. Other firms that the Company competes with include RCM Technologies, Professional Staff, Personnel Management, Joulet, ROMAC International, Inc., Source Services Corp., Data Processing Corp., Alternative Resources Corp. and General Employment Enterprises. Local firms are typically operator-owned, and each market generally has one or more significant competitors. In addition, the Company competes with national clerical and light industrial staffing firms that also offer specialty services. These companies include Interim Services, Inc., Norrell Corporation, AccuStaff Incorporated, and Olsten Corp. In addition. national and regional accounting firms also offer certain specialty staffing services.

   The Company believes that the availability and quality of candidates, the level of service, the effective monitoring of job performance, the scope of geographic service and the price of service are the principal elements of competition. The Company believes that availability of quality candidates is an especially important facet of competition. Because many candidates pursue other employment opportunities on a regular basis, it is important that the Company respond to market conditions affecting candidates. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

REGULATION

  Most states require permanent placement firms to be licensed in order to conduct business. Such licenses may be revoked upon material noncompliance with state regulations. Any such revocations would have a material adverse effect on the business of the Company. The Company believes that it is in substantial compliance with all such regulations and possesses all licenses necessary to engage in the placement of permanent personnel in the jurisdictions in which it does business. Various government agencies have advocated proposals from time to time to license or regulate the placement of non-permanent personnel. The Company does not believe that such proposals, if enacted, would have a material adverse effect on its business.

EMPLOYEES

  In addition to the  non-permanent  and  contract  personnel  from time to time employed by the Company for placement with clients, the Company had approximately 285 full-time employees as of December 31, 1996. Of these employees, approximately 250 were personnel consultants and office managers paid on a commission basis and approximately 35 were administrative and executive salaried employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company and its wholly-owned subsidiaries currently lease approximately 41,600 square feet in one building in Dallas, Texas; the terms of such leases and its amendments range from four years to seven years. The Company also leases approximately 17,000 square feet in Houston, Texas, 5,200 square feet in Austin, Texas, 2,000 square feet in Kansas City, Missouri, 10,000 square feet in Atlanta, Georgia, 3,000 square feet in Chicago, Illinois and 2,000 square feet in Raleigh, North Carolina. Such leases generally range from three to five years. The current cost of all of the Company's office leases is approximately $1,185,000 per annum.

  The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

 ITEM 3. LEGAL PROCEEDINGS

   On September 5, 1996, a lawsuit was filed in the 114th Judicial District of the District Court of Wood County, Texas, by Ditto Properties Company ("Ditto Properties") against USFG-DHRG L.P. No. 2, Inc. a/k/a DCRI L.P. No. 2, Inc. ("USFG No. 2"). In addition, J. Michael Moore and the Company were named as garnishees in the lawsuit. The venue of the lawsuit has since been transferred to the District Court of Dallas County, Texas, 298th Judicial District.

   In this lawsuit, Ditto Properties seeks to rescind a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated March 26, 1993, between Ditto Properties and USFG No.2, pursuant to which Ditto Properties had agreed to transfer 899,200 shares (the "Shares") of common stock, par value $.10 per share (the "Common Stock"), of the Company to USFG No. 2, alleging that USFG No. 2 had failed to perform its obligations under the Stock Purchase Agreement. In addition to rescission of the Stock Purchase Agreement and the title, ownership and possession of the Shares, the suit seeks imposition of a constructive trust upon the Shares for Ditto Properties' benefit and, in the alternative, damages for breach of contract. The sole shareholder of USFG No. 2 is J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company.

   The Company was added to this lawsuit as a garnishee only because Ditto Properties sought to garnish the Shares to the extent that the Shares were in the hands of J. Michael Moore or the Company. In addition, Ditto Properties seeks to obtain 250 shares (the "Pledged Shares") of USFG No. 2 that Ditto
Properties alleged were pledged to Ditto Properties pursuant to the Stock Purchase Agreement. Moreover, Ditto Properties sought to foreclose on the Pledged Shares and requested attorney's fees.

   On October 24, 1996, the parties to this suit agreed to the entry of a Temporary Order and an Agreed Temporary Order (the "Temporary Order") was entered by the Court. Under the Temporary Order, certificates evidencing the Shares, owned directly or beneficially by USFG No. 2, are required to be delivered to a Special Master pursuant to the terms of the Temporary Order. The Temporary Order provides that USFG No. 2, its officers, directors and shareholders may conduct all lawful business, but shall obtain the approval of the Special Master prior to taking certain specified actions regarding the Shares, including selling, voting, or pledging the Shares. Notwithstanding the foregoing, all of USFG No. 2's duties, responsibilities and other obligations under the Temporary Order, including the requirements that the Shares be delivered to the Special Master or that the approval of the Special Master for certain actions relating to the Shares be obtained, automatically expire upon the depositing with the Special Master by USFG No. 2 of cash in the amount of $1,500,000. Mr. Moore and the Company, both named only as garnishees in the suit, were non-suited as a result of the Temporary Order and are no longer in the case. USFG No. 2 has advised the Company that it believes that Ditto Properties' claims including its claim for rescission of the stock purchase agreement and other equitable relief, are without merit.

   The Company believes, based on discovery in the case, that the efforts of Ditto Properties and Donald Ditto, Sr. were designed as an attempted hostile takeover of the Company. In addition, the Company has filed a seperate lawsuit against Ditto Properties in a separate lawsuit in Dallas, County, Texas, seeking damages and the reimbursement of expenses alleging that Ditto Properties and Donald Ditto, Sr. interfered with Company business transactions and proposed financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses.

   In connection with the litigation proceedings, the Company has incurred legal expenses on its own behalf and, in addition, has funded the legal expenses of USFG No. 2 incurred in connection with the suit. Management has caused funds to be advanced on behalf of USFG No. 2 to try to prevent this litigation from adversely impacting the Company's ability to pursue acquisitions and related funding strategies. USFG No. 2 has entered into an agreement with the Company pursuant to which Mr. Moore has agreed to reimburse such legal fees and expenses deemed personal in nature by the Board. The Board has determined that approximately 50% of the legal fees paid to the Company's and Mr. Moore's counsel through October 24, 1996, the date of the Temporary Order, should be reimbursed by USFG No. 2 to the Company and that all of such fees and expenses after such date should be reimbursed to the Company. See Notes to the Company's Consolidated Financial Statements.

   On September 13, 1996, a lawsuit was filed in the 44th Judicial District of the District Court of Dallas County, Texas, by Billie Jean Tapp ("Ms. Tapp") (which has since been joined by Gary K. Steeds ("Mr. Steeds") as a third party plaintiff) against the Company, two of the Company's subsidiaries, Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISCC") and three of the Company's officers and directors (J. Michael Moore, M. Ted Dillard and Donald A. Bailey). The lawsuit has since been administratively transferred to the District Court of Dallas County, Texas, 160th Judicial District.

    In their lawsuit, Ms. Tapp and Mr. Steeds, (former employees of the Company) each allege damages in excess of $29 million for breach of contract, conspiracy and tortious conduct, as well as mismanagement, misappropriation of corporate assets and self-dealing by Company officers and directors. Their breach of contract claims include allegations that the Company breached an agreement purporting to convey up to 20% of the issued and outstanding shares of MAC and ISCC to each of Ms. Tapp and Mr. Steeds, and certain other alleged agreements. The Company believes that all of Ms. Tapp's and Mr. Steed's claims are without merit and has filed an answer and counterclaim against Ms. Tapp and a plea in abatement and is vigorously defending the lawsuit. In addition, the Company has filed a third party petition against Mr. Steeds. The Company maintains that there were no such contractual agreements with Ms. Tapp and Mr. Steeds and that they are not owed anything by the Company or any of the other defendants in this case. The Company further denies conspiring to injure either Ms. Tapp or Mr. Steeds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                     PART II

ITEM 5.MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is listed in the pink sheets under the symbol "HIRE." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, which were obtained from a market maker for the Common Stock. Such prices are as follows:

         Period                                                           High                     Low
         ------                                                      --------------           ----------
1995
         1st Quarter................................................. $  .13                   $   .13
         2nd Quarter.................................................    .13                       .13
         3rd Quarter.................................................    .25                       .25
         4th Quarter.................................................    .25                       .25

1996
         1st Quarter................................................. $  .62                   $   .25
         2nd Quarter.................................................   1.75                       .50
         3rd Quarter.................................................   3.75                      2.00
         4th Quarter.................................................   4.00                      3.00


     The Company had approximately 180 holders of record of Common Stock as of March 31, 1997. While the Company knows that a number of beneficial owners of its Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

     The Company has not paid any cash dividends on its Common Stock since its inception. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

     The Company has not sold any securities during 1996 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). During 1996, the Company granted options to purchase 30,000 shares of Common Stock to Mr. Donald Bailey, a member of the Board of Directors of the Company; and subsequent to December 31, 1996, the Company granted options to purchase 30,000 shares of Common Stock to Samuel E. Hunter, a recently named member of the Board of Directors of the Company. In addition, the Company granted stock options to J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company, and M. Ted Dillard, President of the Company, to purchase 155,000 and 105,000 shares of Common Stock, respectively. See Note 6 to the Company's Consolidated Financial Statements for a discussion of the terms of these options. Neither the grant of these options nor the issuance of the underlying shares of Common Stock on exercise of such options has been registered under the Securities Act and, pending an effective registration under the Securities Act, the shares of Common Stock will be issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) thereunder.

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Effective July 31, 1991, the Company sold substantially all of its assets. In 1993, the Company repossessed certain of those assets, see "Item 1 - Sale of Substantially All of the Company's Assets and Subsequent Repossession." Because no audited financial statements with respect to such assets are available for 1992 or 1993, and because such assets represented a substantial portion of the assets of the Company in 1992 and 1993, no financial information for 1992 and 1993 has been provided.


                                                               YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                           1996              1995            1994
---------------------------------------------       -----------     ------------    ------------
                                                       (in Thousands, except per share data)
Net Service Revenues........................         $27,430          $19,358         $15,233
Gross Margin................................           7,755            5,026           4,101
Income (loss) before income
  taxes (benefit) and
  extraordinary credit......................           1,764              346              16
Income (loss) before
  extraordinary credit......................           1,539              286              16
Net income (loss)...........................           1,785              461             224
Primary income (loss) per share:
  Before extraordinary credit...............             .84              .16             .01
  Net income (loss).........................             .98              .26             .13
Fully diluted income per share:
  Before extraordinary credit...............             .83              .16             .01
  Net income (loss).........................             .96              .26             .13


                                                               AS OF DECEMBER 31,
------------------------------------------------------------------------------------------------
BALANCE SHEET DATA                                      1996             1995            1994
---------------------------------------------       -----------     ------------    ------------
                                                                (in Thousands)
(End of Period):
Working Capital.............................       $     361        $ (1,060)      $  (1,142)
Total assets................................           5,129            3,070           2,563
Short-term debt.............................              22               22             102
Long-term debt..............................              68               90             113
Stockholders' equity
(Capital deficiency)........................           1,317            (452)           (913)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

   Net service revenues increased approximately 41.7% to $27.4 million in 1996, compared to $19.4 million for 1995. Permanent placement revenues increased approximately 37.8% to $12.6 million in 1996, compared to $9.1 million in 1995. Specialty service revenues increased approximately 77.0% to $7.5 million in 1996, compared to $4.2 million in 1995. Contract placement revenues increased approximately 22.9% to $7.4 million in 1996. The increases in revenues in 1996 were primarily attributable to the Company's continued focus on high margin, high-end niche markets as demonstrated by the redeployment of Company management and marketing resources and the opening of two new local offices (Austin, Texas and Raleigh, North Carolina) to service IT clients in those areas, further implementation of the Company's single source provider strategy through the continued training and development of the Company's local office management staff which resulted in sales growth within existing offices and continued demand for the Company's services.

   Gross margin increased approximately 54.3% to $7.8 million in 1996, compared to $5.0 million in 1995. Gross margin as a percentage of net service revenues increased to 28.3% in 1996 from 26.0% in 1995, primarily as a result of the Company's focus on higher margin business, particularly IT, and the Company implementing programs, allowing fixed costs to be spread over a larger revenue base.

   Selling, general and administrative expenses increased approximately 26.8% to $5.7 million in 1996, compared to $4.5 million in 1995; representing 20.8% of 1996 revenues. The increase was primarily the result of increased marketing and recruiting expenses, increased expenditures on the Company's back office, including accounting, support staff and management information systems to support the Company's growth strategies, as well as the overall growth in the Company's business. Included in the increase in selling, general and administrative expenses was an increase in selling expenses of $261,000 in 1996 over the comparable period in 1995, an increase of $773,000 in general and administrative expenses primarily for back office administration to support the Company's growth and an increase of $172,000 primarily related to the litigations described in Item 3-Legal Proceedings.

   Other expenses increased approximately $105,000 to $288,000 in 1996, compared to $183,000 in 1995, primarily due to increased losses from joint venture operations and a writedown of long-lived assets.

   Provisions for income taxes increased from approximately $60,000 in 1995 to approximately $225,000 in 1996, as a result of increases in the Company's taxable income.

   As a result of the above factors, net income increased approximately 287.5% to $1.8 million in 1996, as compared to $461,000 in 1995.

1995 COMPARED TO 1994

   Net service revenues increased approximately 27.1% to $19.4 million in 1995, compared to $15.2 million in 1994. Permanent placement revenues increased approximately 22.1% to $9.1 million in 1995, compared to $7.5 million in 1994. Specialty service revenues increased approximately 46.2% to $4.2 million in 1995, compared to $2.9 million in 1994. Contract placement revenues increased approximately 23.4% to $6.0 million in 1995, compared to $4.9 million in 1994. The increases in revenues in 1995 were primarily attributable to the implementation of the Company's strategy to focus on high-end niche markets, the Company's expansion of its specialty service offerings in all of its offices as part of the Company's strategy to become a single source provider of staffing solutions and continued demand for the Company's services.

   Gross margin increased approximately 22.6% to $5.0 million in 1995, compared to $4.1 million in 1994. Gross margin decreased to 26.0% in 1995 from 26.9% in 1994, primarily as a result of increases in employee payroll expenses, as well as specialty service and contract labor compensation, to meet competitive pressures.

   Selling, general and administrative expenses increased approximately 8.4% in 1995 to $4.5 million, compared to $4.1 million in 1994. The increase was primarily the result of increased expenditures on the Company's back office, including accounting, support staff and management information systems, to support the Company's growth strategies, as well as the overall growth in the Company's business. Included in the increase in selling, general and administrative expenses was an increase in selling expenses of $114,000 in 1995 over the comparable period in 1994, and an increase of $236,000 in general and administrative expenses primarily for back office administration to support the Company's growth.

   Other expenses increased approximately $245,000 in 1995 to $183,000, compared to other income of $62,000 in 1994, primarily due to decreased gains on foreclosed assets, losses from joint venture operations and increased interest expense resulting from an increase in factored accounts receivable.

   Provision for income taxes increased from zero in 1994 to approximately $60,000 in 1995, as a result of increases in the Company's taxable income.

   As a result of the above factors, net income increased approximately 105.2% to $461,000 in 1995, compared to $224,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $361,000 at December 31, 1996, compared with a working capital deficit of $1.0 million at December 31, 1995. The increase in working capital of approximately $1.4 million during 1996 was primarily due to the Company's profitable operations.

   Cash flow provided by operating activities of $1.2 million resulted primarily from the profitable operation of the Company and an increase in accounts payable and accrued expenses, which supported increases in accounts receivable resulting from revenue growth. The Company made capital expenditures of approximately $424,000 in 1996, primarily to improve its facilities and back office. Net reductions in debt associated with financing activities approximated $284,000 in 1996.

   The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of factored receivables, based on the number of days the receivable is outstanding. The proceeds from factored accounts receivable were used to fund the operations of the Company's business during 1996, 1995 and 1994. In addition, in 1996 the Company entered into a loan agreement, which replaced one of the Company's factoring arrangements, providing for borrowings of up to $1 million, subject to an accounts receivable borrowing base. The interest rate on this arrangement is the lender's prime rate plus 2.5%, and the Company must pay a monthly administrative fee of 0.6% multiplied by the average daily outstanding balance under the arrangement. The maximum amount outstanding under these arrangements were approximately $985,000, $762,000 and $650,000 during 1996, 1995 and 1994, respectively.

   The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that the cash flow from operations will provide adequate liquidity to fund its operations for the foreseeable future.

   Inflation has not had a significant effect on the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information for this item has been omitted, inasmuch as the Company will include this information in its definitive proxy statement to be filed with the Commission, pursuant to Regulation 14A, within 120 days of the close of the fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information for this item has been omitted, inasmuch as the Company will include this information in its definitive proxy statement to be filed with the Commission, pursuant to Regulation 14A, within 120 days of the close of the fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information for this item has been omitted, inasmuch as the Company will include this information in its definitive proxy statement to be filed with the Commission, pursuant to Regulation 14A, within 120 days of the close of the fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information for this item has been omitted, inasmuch as the Company will include this information in its definitive proxy statement to be filed with the Commission, pursuant to Regulation 14A, within 120 days of the close of the fiscal year ended December 31, 1996.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   (i) and (ii) Financial Statements and Schedules.

           Reference is made to the listing on page 16 of all financial statements and schedules filed as a part of this report.

           All other schedules are omitted as they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

           (iii)  Exhibits

           Reference is made to the Index to Exhibits on pages 34 through 37 for a list of all exhibits filed as part of this report.

     (b)   Reports on Form 8-K.

           Not Applicable.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                                        Page No.

Independent Auditor's Report..............................................................................   17

Consolidated Balance Sheets - December 31, 1996 and 1995..................................................   18

Consolidated Statements of Operations - Years Ended December 31, 1996, 1995, and 1994.....................   19

Consolidated Statements of Stockholders' Equity (Capital Deficiency) - Years Ended
     December 31, 1996, 1995, and 1994....................................................................   20

Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995, and 1994.....................   21

Notes to Consolidated Financial Statements................................................................   22

Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996,
1995,
     and 1994.............................................................................................   33


All other schedules have been omitted because they are either not applicable or the information required by the schedule is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Diversified Corporate Resources, Inc.
Dallas, Texas

       We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidate financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Weaver and Tidwell, L.L.P.
                                          ------------------------------
                                              WEAVER AND TIDWELL, L.L.P.




Dallas, Texas
April 10, 1997

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                                         ------------------------------------
CURRENT ASSETS:                                                                               1996                1995
                                                                                         ----------------    ----------------

      Cash and cash equivalents.....................................................          $  514,354        $     69,627
      Accounts receivable, less allowance for doubtful accounts
       of approximately $494,000 and $412,000, respectively.........................           3,387,138           2,140,623
      Notes receivable (Note 9).....................................................             114,009              13,052
      Prepaid expenses and other current assets.....................................              88,953              96,806
                                                                                         ----------------    ----------------
        TOTAL CURRENT ASSETS........................................................           4,104,454           2,320,108

EQUIPMENT, FURNITURE AND LEASEHOLD
      IMPROVEMENTS, NET (Note 3)....................................................             701,944             467,043

OTHER ASSETS:
     Investment in and advances to joint venture (Note 12)..........................             152,905             103,838
     Notes receivable (Note 9)......................................................              21,690                   -
     Other..........................................................................             147,879             179,153
                                                                                         ================    ================
                                                                                              $5,128,872          $3,070,142
                                                                                         ================    ================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


CURRENT LIABILITIES:

      Accounts payable and accrued expenses (Note 4)................................          $3,721,897          $3,358,163
      Current maturities of long-term debt (Note 5).................................              21,834              21,603
                                                                                         ----------------    ----------------
       TOTAL CURRENT LIABILITIES....................................................           3,743,731           3,379,766

DEFERRED LEASE RENTS................................................................                   -              52,531

LONG TERM DEBT (Note 5).............................................................              68,157              90,048

COMMITMENTS AND CONTINGENCIES (Notes 2 and 11)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6):
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued......................................................                   -                   -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,881,161 shares issued..........................................             188,116             188,116
     Additional paid-in capital.....................................................           3,615,151           3,615,151
     Accumulated deficit............................................................         (2,301,108)         (4,086,045)
     Common stock held in treasury (245,849 and 122,950 shares,
         respectively), at cost.....................................................           (185,175)           (169,425)
                                                                                         ----------------    ----------------
       TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)..............................           1,316,984           (452,203)
                                                                                         ----------------    ----------------
                                                                                              $5,128,872          $3,070,142
                                                                                         ================    ================

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                             1996                1995               1994
                                                                    -----------------    ---------------    ----------------
NET SERVICE REVENUES
    Permanent Placement.........................................         $12,573,995        $ 9,124,545         $ 7,471,318
    Specialty Services..........................................           7,451,563          4,209,685           2,879,143
    Contract Placement..........................................           7,404,730          6,023,655           4,882,253
                                                                    -----------------    ---------------    ----------------
                                                                          27,430,288         19,357,885          15,232,714

COST OF SERVICES (Note 1).......................................          19,675,352         14,332,011          11,131,682
                                                                    -----------------    ---------------    ----------------

GROSS MARGIN....................................................           7,754,936          5,025,874           4,101,032

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES........................................................         (5,702,992)        (4,497,097)         (4,146,979)

OTHER INCOME (EXPENSES):
    Gain (loss) on sale of assets held for sale, net............            (23,207)             16,784            (14,397)
    Gain on foreclosure of division assets......................               2,620             22,815             133,000
    Loss from joint venture operations..........................            (90,313)           (47,826)                   -
    Interest expense, net.......................................           (235,327)          (237,111)           (140,916)
    Other, net..................................................              57,869             62,487              84,524
                                                                    -----------------    ---------------    ----------------
                                                                           (288,358)          (182,851)              62,211
                                                                    -----------------    ---------------    ----------------

INCOME  BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM .....................................           1,763,586            345,926              16,264

INCOME TAXES, net of tax benefit from utilization
    of net operating loss carry forward (Note 7)................           (224,774)           (60,054)                   -
                                                                    -----------------    ---------------    ----------------

INCOME  BEFORE EXTRAORDINARY ITEM...............................           1,538,812            285,872              16,264

EXTRAORDINARY ITEM - gain on debt
    restructuring, net of income tax (Note 8)...................             246,125            174,811             208,212
                                                                    -----------------    ---------------    ----------------

      NET INCOME................................................          $1,784,937        $   460,683         $   224,476
                                                                    =================    ===============    ================


PRIMARY INCOME  PER SHARE:
    Income before extraordinary item............................          $      .84        $       .16         $       .01
    Extraordinary item..........................................                 .14                .10                 .12
                                                                    -----------------    ---------------    ----------------

PRIMARY INCOME PER SHARE........................................          $      .98        $       .26         $       .13
                                                                    =================    ===============    ================

FULLY DILUTED INCOME  PER SHARE:
    Income before extraordinary item............................          $      .83        $       .16         $       .01
    Extraordinary item..........................................                 .13                .10                 .12
                                                                    -----------------    ---------------    ----------------

FULLY DILUTED INCOME PER SHARE..................................          $      .96        $       .26         $       .13
                                                                    =================    ===============    ================


                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                         Additional
                                            Common        paid-in      Accumulated      Treasury
                                            stock         capital        deficit         stock          Total
                                       ------------  --------------  --------------  ------------- --------------
BALANCE,  January 1, 1994              $    188,116   $   3,615,151  $  (4,771,204)   $ (169,425)   $(1,137,362)
    Net income.........................           -               -         224,476            -         224,476
                                       ------------  --------------  --------------  ------------- --------------
BALANCE, December 31, 1994.............     188,116       3,615,151     (4,546,728)     (169,425)      (912,886)
    Net income.........................           -               -         460,683             -        460,683
                                       ------------  --------------  --------------  ------------- --------------
BALANCE, December 31, 1995.............     188,116       3,615,151     (4,086,045)     (169,425)      (452,203)
    Net income.........................           -               -       1,784,937             -      1,784,937
    Treasury stock purchase............           -               -               -      (15,750)       (15,750)
                                       ------------  --------------  --------------  ------------- --------------
BALANCE, December 31, 1996.............$    188,116   $   3,615,151   $ (2,301,108)   $ (185,175)   $  1,316,984
                                       ============  ==============  ==============  ============= ==============

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------------
                                                                                1996                1995               1994
                                                                        ----------------    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.........................................................    $ 1,784,937         $  460,683          $  224,476
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation.....................................................        188,760            132,182              86,026
      Provision for losses on accounts receivable......................         81,434            207,363              41,000
      Increase in accounts receivable..................................    (1,327,949)          (473,232)           (898,070)
      Decrease in receivables from net assets foreclosed...............              -                  -             236,973
      Decrease in refundable federal income taxes......................              -                  -              30,779
      (Increase) decrease in current maturities of
       notes receivable................................................      (100,957)             12,311             (4,471)
      (Increase) decrease in prepaid expenses and
       other current assets............................................          7,853           (90,602)           (150,331)
      (Increase) decrease in long term notes receivable................       (21,690)             11,533              22,576
      Increase in other assets.........................................      (108,106)           (17,910)           (135,387)
      Increase in fixed assets from foreclosure........................              -                  -           (177,884)
      Increase in accounts payable and accrued expenses................        610,701            104,419             805,221
      Decrease in deferred lease rents.................................       (52,531)           (65,066)            (80,273)
      Decrease in obligations resulting from
       settlement agreements...........................................              -                  -           (217,150)
      Equity in loss of joint venture..................................         90,313             47,336                   -
      Obligations written off in restructuring.........................              -           (20,634)                   -
                                                                        ----------------    ---------------    ----------------

         Net cash provided by (used in) operating activities...........      1,152,765            308,383           (216,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...............................................      (423,661)          (312,396)           (157,014)
                                                                        ----------------    ---------------    ----------------
       Net cash used in investing activities...........................      (423,661)          (312,396)           (157,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term loan......................................              -                  -              10,000
    Issuance of notes payable..........................................              -                  -              50,000
    Repayment of short-term debt.......................................              -           (64,500)           (110,000)
    Increase (decrease) in proceeds from factored receivables..........      (246,967)            110,637             396,931
    Purchase of treasury stock.........................................       (15,750)                  -                   -
    Principal payments under long-term debt
     obligations to others.............................................       (21,660)           (18,277)            (30,397)
                                                                       ----------------    ---------------    ----------------
       Net cash provided by (used in) financing activities.............      (284,377)             27,860             316,534
                                                                       ----------------    ---------------    ----------------

    Net increase (decrease) in cash and
     cash equivalents..................................................        444,727             23,847            (56,995)
    Cash and cash equivalents at beginning of year.....................         69,627             45,780             102,775
                                                                       ================    ===============    ================
    Cash and cash equivalents at end of year...........................      $ 514,354         $   69,627        $     45,780
                                                                       ================    ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid during the year for interest.............................      $ 249,000         $  264,000        $    163,000




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

    Nature of Operations and Concentration of Credit Risk

    The Company is a Texas corporation and is engaged, through its wholly-owned subsidiaries, in the permanent and specialty placement of personnel in various industries, and in contract placement services. The Company operates offices in a number of cities which are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive offices provide centralized training, payroll, collections and certain accounting and administrative services for its offices. The Company maintains cash on deposit in interest bearing accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

    Revenue Recognition

    Fees for placement of permanent personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from specialty services and contract placements are recognized upon performance of services by the Company. Cost of services consists of expenses for the operation of the Company's offices (principally commissions, direct wages paid to non-permanent personnel, and payroll taxes) and a provision for uncollectible accounts
(approximately $165,000 in 1996 and $116,000 in 1995 and 1994). Accounts receivable at December 31, 1996 and 1995, includes approximately $185,000 of unbilled receivables which will be billed during 1997 and $36,000 of unbilled receivables that were billed in 1996, respectively.

    Cash and Cash Equivalents

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

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Income Taxes

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

    Income Per Share

    Income per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (common stock equivalents are excluded if the effects of inclusion are antidilutive). The weighted average number of primary shares outstanding for the years ended December 31, 1996, 1995, and 1994 were 1,814,016 , 1,758,211 and
1,758,211, respectively. For the years ended December 31, 1996, 1995 and 1994, the fully diluted shares outstanding were 1,860,284, 1,758,211 and 1,758,211, respectively.

    Reclassifications

    The Consolidated Statements of Operations for prior years have been restated to reflect gross margin and selling, general and administrative expenses on a consistent basis with the current year presentation. Certain other amounts previously reported in the 1995 and 1994 financial statements have been reclassified for comparative purposes.

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

    Accounting Pronouncements

    In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement was adopted by the Company in the first quarter of 1996. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Accordingly, the Company recognized a reduction in market value of a certain long-lived asset.
This write down resulted in a charge to 1996 earnings of approximately $37,000.

    In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosure of net income and earnings per share as if the fair value method had been applied in its 1996 financial statements. See Note 6 to the consolidated financial statements for a more complete discussion of this matter.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SALE AND REPOSSESSION OF ASSETS:

    General

    In May, 1993, the Company repossessed from one of the purchasers of Company assets most of the assets (the "Power Placement Assets") previously sold by the Company to such purchaser.

    Pursuant to an agreement dated December 16, 1993 and after operating the Power Placement Assets since May, 1993, the Company sold the capital stock of Recruiters Network Group, Inc. ("RNG"), a wholly-owned subsidiary of the Company formed to operate these assets, to Donald A. Bailey ("Bailey"), then acting President of and a Director of the Company. As part of the purchase agreement, Bailey provided funding to enable RNG to reimburse the Company for RNG payroll costs, RNG issued a $40,000 promissory note payable to the Company (secured by RNG stock, RNG assets and personally guaranteed by Bailey), RNG issued a $15,000 promissory note payable to a former landlord of the Company and guaranteed by Bailey, and $57,400 was paid to the Company in the form of one or more affiliates of Bailey releasing the Company from certain obligations and liabilities payable by the Company to Bailey. These promissory notes are reflected as notes receivable in the balance sheet at December 31, 1995. Prior to the sale, the Company had considered closing RNG due to recurring operating losses during 1993. As of the date of this report all promissory notes have been paid in full.

    In December of 1992, another purchaser of Company assets caused both Management Alliance Group Corp., formerly named Financial Recruiters, Inc. ("MAGC") and Gary K. Steeds, Inc. ("GKS") to seek protection from their respective creditors under the federal bankruptcy laws.

    In 1993, the Company was able to obtain the necessary court approval to allow the Company to foreclose upon the accounts receivable and certain other assets of MAGC and GKS. The Company foreclosed upon MAGC and GKS assets on January 3, 1994. During December, 1993, the Company formed Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly-owned subsidiary corporations, to operate the employment placement service businesses which MAGC and GKS operated prior to the aforesaid foreclosure action taken by the Company.

Financial Information

    The Company's Consolidated Statement of Operations includes income from the operation of the repossessed employment placement service businesses for the years ended December 31, 1996, 1995 and 1994.

    Costs of services consist primarily of expenses for the payrolls associated with the operation of the Company's offices (principally commissions, direct wages paid to non-permanent personnel, and payroll taxes) and a provision for uncollectible accounts (approximately $165,000, $116,000 and $116,000 in 1996, 1995 and 1994, respectively).

    During the years ended December 31, 1996, 1995 and 1994, and due to the various foreclosure transactions described above, the Company has recognized gains of $3,000, $23,000 and $133,000, respectively, on the foreclosure of divisional assets; such gains primarily represent deferred income from note payments and Company liabilities assumed and paid by the third party purchasers of the Company's divisional assets.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table sets forth the net book value of the MAGC and GKS assets foreclosed upon and repossessed by the Company on January 3, 1994:

                                                                    INFORMATION
                                                 MANAGEMENT           SYSTEMS
                                                  ALLIANCE           CONSULTING
                                                 CORPORATION           CORP.            CORPORATE            TOTAL
                                             ----------------    ---------------    ---------------    ---------------

Accounts receivable                            $     267,186        $   228,510     $        1,505        $   497,201

Receivables from affiliates                          143,955            183,273                  -            327,228

Equipment, furniture and
leasehold improvements, net                           99,839             62,386             15,659            177,884

Other assets                                          26,282                  -             87,462            113,744

Accounts   payable,   office   reserves,
accrued  rents and  expenses,  notes and
capital lease obligations                          (387,780)          (311,101)          (128,250)          (827,131)
                                             ----------------    ---------------    ---------------    ---------------

Net Book Value                                 $     149,482        $   163,068     $     (23,624)        $   288,926
                                             ================    ===============    ===============    ===============

    The adjusted net book value of the MAGC and GKS assets, which were repossessed at January 3, 1994, are reflected in the gain on foreclosure of divisional assets in the Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994.

3.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

    Equipment, furniture and leasehold improvements consist of:

                                                                                       DECEMBER 31,
                                                                         ----------------------------------------
                                                                                  1996                   1995
                                                                         -----------------      -----------------

   Office equipment and furniture..................................           $ 1,368,378         $      944,717
   Less accumulated depreciation and amortization..................             (666,434)              (477,674)
                                                                         =================      =================
                                                                              $   701,944         $      467,043
                                                                         =================      =================

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of:

                                                                                        DECEMBER 31,
                                                                         ----------------------------------------
                                                                                  1996                   1995
                                                                         -----------------      -----------------

   Accounts payable.................................................       $      516,469         $      727,866
   Accrued expenses.................................................              437,421                371,603
   Accrued compensation.............................................            1,743,183              1,031,434
   Accrued payroll taxes............................................              134,874                178,704
   Factored accounts receivable liability...........................              400,682                647,650
   Cash overdraft...................................................                    -                192,624
   Other ...........................................................              489,268                208,282
                                                                         =================      =================
                                                                             $  3,721,897           $  3,358,163
                                                                         =================      =================

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of the factored receivable, based on the number of days the receivable is outstanding. In addition, on August 26, 1996, the Company entered into an asset based lending arrangement with fees and interest based upon the average outstanding bank line of credit balance each month. Management anticipates that its average cost of funds under this arrangement will be 18% to 20% during 1997. The maximum amount outstanding under these arrangements was approximately $985,000, $762,000 and $650,000 during 1996, 1995 and 1994, respectively. The proceeds from accounts receivable pledged under these arrangements were used to fund the operations of the Company during the years ended December 31, 1996, 1995 and 1994.

5.  LONG-TERM DEBT:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                       1996                 1995
                                                                              -----------------    -----------------

Long-term debt consists of:

Non-interest bearing note due to the Federal Deposit Insurance
Corporation with quarterly installments of $5,000 due July 1997.....            $       20,000       $       40,000

Adjustable rate (approximately 10%) mortgage note due in monthly
installments through June, 2013.....................................                    69,991               71,651
                                                                              -----------------    -----------------
                                                                                        89,991              111,651
Less current maturities of long-term debt...........................                  (21,834)             (21,603)
                                                                              =================    =================
Total long-term debt................................................            $       68,157       $       90,048
                                                                              =================    =================

    During the year ended December 31, 1994, the Company settled a 9% adjustable rate note payable to the FDIC and a 10% promissory note also due to the FDIC in November, 1993, for $5,000 down and a non-interest bearing note for $60,000 payable in $5,000 quarterly installments.

    Approximately $95,000 in obligations assumed by third party purchasers during 1991, was recorded by the Company as part of the foreclosure upon and repossession of assets previously owned by the Company. The obligations included a $70,000 mortgage note payable that is secured by a first lien on certain real estate, which now has a net book value of $50,000.

    The aggregate maturities of long-term debt as of December 31, 1996, are as follows:

                                                                                 Total
                                                                           -----------

             1997........................................................  $    21,834
             1998........................................................        2,026
             1999........................................................        2,238
             2000........................................................        2,473
             2001........................................................        2,732
             2002 and thereafter.........................................       58,688
                                                                           -----------
                                                                           $    89,991

6.  STOCKHOLDERS' EQUITY:

       Pursuant to the terms of two purchase agreements, the Company was to receive 27,499 and 278,352 shares, respectively, of the Company's common stock from two former officers and directors of the Company in connection with these agreements. A former officer and director had pledged certain shares to various lenders to secure certain debts, which are currently in default. As a result of a breach of certain pledge agreements operating in favor of the Federal Deposit Insurance Corporation ("FDIC"), the FDIC foreclosed

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a total of 100,000 shares of the Company's common stock. At December 31, 1996, 112,349 shares of common stock of the former officers and directors has been conveyed to the Company.

     In October, 1995, options to purchase 50,000 shares of Common Stock (150,000 shares in the aggregate) were granted to each of the following: J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, M. Ted Dillard, President, Secretary, Treasurer, and director of the Company, and Donald A. Bailey, a director of the Company. The terms and conditions of each of these options are as follows: (a) each of the optionees
(i) were immediately vested as to 15,000 shares (45,000 shares in the aggregate), (ii) became vested as to the remaining 35,000 shares, (105,000 shares in the aggregate) on December 31, 1996, (b) vesting is contingent upon the optionee's continued involvement as an officer or director of the Company,
(c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions, (d) the option price for options exercised is $.50 per share, (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times within five years from the date of vesting, and (ii) must be exercised prior to the expiration of five years from the date of vesting, and (f) if an optionee ceases to be an officer or director of the Company, the options then vested as to such optionee must be exercised within the earlier of (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than as provided in subsections (ii) and (iii) below, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death, total disability or retirement at age 65, (iii) three months from the date of termination of employment of optionee by the Company for cause, or (iv) October 31, 2000 (five years from the date of authorization of these options). Pursuant to a Board of Directors meeting on December 27, 1996, the Board of Directors unanimously approved the immediate vesting of all of the aforementioned options effective December 31, 1996. Subsequent to December 31, 1996, M. Ted Dillard and Donald A. Bailey exercised their right to purchase these stock options. While their funds have been tendered, no shares have been issued as of the date of this report.

     Under provisions of the Company's 1996 Nonqualified Stock Option Plan (the "Plan"), options to purchase an aggregate of 600,000 shares of the Company's common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Board of Directors of the Company. At December 31, 1996, options to purchase 320,000 shares of common stock had been granted to four individuals (each of whom is now an officer or director of the Company) at prices which range from $2.50 per share to $8.00 per share.

    In December, 1996, options to purchase an additional 30,000 shares of Common Stock were granted to Mr. Bailey; subsequently, Samuel E. Hunter, an individual recently named as a member of the Board of Directors of the Company, was also granted options to purchase 30,000 shares of Common Stock. The terms and conditions of these options are as follows: (a) each of the optionees will become vested as to their option shares on a prorata quarterly basis commencing January 1, 1997 and ending on December 31, 1999, (b) prior to such options becoming vested, vesting is contingent upon the optionee's continued involvement as a director of the Company, (c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions, (d) the option price for options exercised is $3.00, $4.00 and $5.00 per share for options vesting in 1997, 1998 and 1999, respectively, (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time prior to termination, and (ii) must be exercised prior to December 31, 2001, and (f) if an optionee ceases to be a director of the Company, the options then vested as to such optionee must be exercised within the earlier of
(i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than death or disability,
(ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death or disability, or (iii) December 31, 2001.

     In December, 1996, the Board of Directors of the Company approved the issuance of additional stock options to Messrs. Moore and Dillard pursuant to a plan under which Messrs. Moore and Dillard have the right to purchase, respectively, 155,000 and 105,000 shares of Common Stock at varying prices subject to

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the following conditions: (a) effective as of December 31, 1996, Mr. Moore became vested as to 77,500 shares and Mr. Dillard became vested as to 52,500 shares, (b) Mr. Moore will become vested as to an additional 46,500 shares and 31,000 shares, respectively, on December 31, of the years 1997 and 1998, (c) Mr. Dillard will become vested as to an additional 31,500 shares and 21,000 shares, respectively, on December 31, of the years 1997 and 1998, (d) prior to the options becoming vested, vesting is contingent upon the optionee's continued involvement as an officer or director of the Company, (e) the per share exercise price for options becoming vested in 1996, 1997 and 1998 are, respectively, $2.50, $4.00 and the lesser of $8.00 or the price per share if the Company effectuates a public offering of its Common Stock subsequent to the date hereof and prior to December 31, 1998, and (f) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times prior to termination, and (ii) must be exercised prior to December 31, 2001, and (g) if an optionee ceases to be an officer and director of the Company, the options then vested as to such optionee must be exercised within the earlier of (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than due to death or disability,
(ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death or disability, or (iii) December 31, 2001.

     In 1996, the Company entered into an agreement with a consultant (who is not otherwise affiliated with the Company) which provides for payment to the consultant of (a) a placement fee of 0.1% of the amount of all long-term debt (other than secured, bank indebtedness) or equity capital raised by the Company during the period of the agreement, and (b) an acquisition fee of 0.5% of the purchase price of any business acquired by the Company during the period of the agreement, provided that the consultant supplies the lead or provides due diligence relating to such acquisition. This agreement includes provisions related to the grant of stock options to the consultant, but no options have been granted because the Board of Directors of the Company did not approve the grant of such options. This agreement may be canceled by either party upon thirty days notice.

    As disclosed in Note 1 to the financial statements, the Company continues to use the intrinsic value based method to measure stock based compensation. If the Company had used the fair value method required by SFAS 123, compensation expense would have increased by $218,400 for the year ended December 31, 1996. There would have been no material effect on income taxes. Primary and fully diluted earnings per share would have decreased by $.12. The effect on earnings and earnings per share for the year ended December 31, 1995, would have been insignificant.

7.  FEDERAL INCOME TAXES:

    The income tax provision and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes differs as follows:

                                                                                       DECEMBER 31,
                                                                    --------------------------------------------------
                                                                            1996              1995              1994
                                                                    ---------------    -------------     -------------
    Tax provision (benefit at statutory rate)...................         $ 599,619        $ 156,632         $  76,322
    Net operating loss carried forward to future periods........         (599,619)        (156,632)          (76,322)
    Alternative minimum tax.....................................            28,105                -                 -
    State income taxes..........................................           200,544           60,054                 -
                                                                    ===============    =============     =============
           Total................................................         $ 228,649        $  60,054         $       -
                                                                    ===============    =============     =============

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The allocation of income taxes is:

                                                                                   DECEMBER 31,
                                                                    --------------------------------------------------
                                                                            1996              1995              1994
                                                                    ---------------    -------------     -------------
    Operations......................................................     $ 224,774        $  60,054         $       -
    Extraordinary item..............................................         3,875                -                 -
                                                                    ===============    =============     =============
           Total....................................................     $ 228,649        $  60,054         $       -
                                                                    ===============    =============     =============

    The components of the Company's deferred tax asset (liability) are as follows:

                                                                                            DECEMBER 31,
                                                                                ------------------------------------
                                                                                         1996                1995
                                                                                -----------------   ----------------

      Net operating loss carryforward...........................................    $   872,700         $ 1,483,100
      Allowance for doubtful accounts...........................................        167,900             142,000
      Other.....................................................................         15,100              39,200
                                                                                ----------------    ----------------
      Gross deferred tax asset..................................................      1,055,700           1,664,300
      Valuation allowance.......................................................    (1,055,700)         (1,664,300)
                                                                                ----------------    ----------------
                                                                                    $         -         $         -
                                                                               =================    ================

    The Company's valuation allowance decreased $608,600 and $111,840 during the years ended December 31, 1996 and 1995, respectively. The Company has a net operating loss carryforward of approximately $2,567,000 as of December 31, 1996, which, if unused, expires in 2006 through 2008. However, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use as of December 31, 1996, was approximately $274,000. An additional $467,000 will become available annually through 2001.

8.  DEBT RESTRUCTURING:

    During the years ended December 31, 1996, 1995 and 1994, the Company settled certain delinquent accounts payable on a discounted basis as follows:

                                                                                   December 31,
                                                                        ---------------------------------
                                                                            1996      1995        1994
                                                                        ---------  ----------  ----------
    Gain on Debt Restructuring, net of income taxes ..................  $246,125    $174,811    $208,212
                                                                        =========  ==========  ==========

9.  RELATED PARTY TRANSACTIONS:

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

    Pursuant to the terms of two purchase agreements for the sale of certain assets by the Company in 1991, the Company was to receive 27,499 and 278,352 shares, respectively, of the Company's common stock from two former officers and directors of the Company. One of these individuals pledged certain shares to various lenders to secure certain debts, which are currently in default. As a result of a breach of certain pledge

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements operating in favor of the Federal Deposit Insurance Corporation ("FDIC"), the FDIC foreclosed on a total of 100,000 shares of the Company's common stock which had been pledged by one of these individuals to the Company. At December 31, 1996, 112,349 shares of the common stock of these former officers and directors have been conveyed to the Company.

    During 1991, USFG-DHRG #1, Ltd. ("USFG Ltd."), then the controlling stockholder of the Company, loaned the Company $175,000 on a one-year, 10% note, due November 3, 1992, to be used in the operations of the business. The Company made principal payments of $75,500 during 1992, and borrowed from USFG Ltd. an additional $50,000 during the year. During 1993, the Company borrowed from USFG Ltd. an additional $100,000, and repaid $135,000. During 1994 and 1995, the Company repaid $100,000 and $14,500, respectively, of such loan. As of December 31, 1995, these loans were repaid in full.

    The Company leased approximately 2,000 square feet for approximately $2,000 per month from United States Funding Group, Inc. ("USFG") through January, 1996, which was used as its principal offices. USFG is wholly owned by J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company.

     During 1996 and 1995, the Company paid various expenses on behalf of USFG and Mr. Moore in the amount of approximately $160,000 and $25,000, respectively. Of the $160,000 in 1996, approximately $105,000 (which represents approximately 50% of the total legal expense) relates to litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part I, Item 3. Legal Proceedings.) Mr. Moore has agreed to reimburse the Company for advancing such litigation expenses and has executed a note to the Company. The note has a six month maturity and is expected to be repaid during 1997. The Company has reflected such loans in notes receivable and prepaid expenses and other current assets for 1996 and prepaid expenses and other current assets in 1995 in the Consolidated Balance Sheets. The remaining loans bear interest at 10% and includes monthly payments over 36 months.

    In January of 1996, the Company loaned $25,000 to United States Funding Group Oil and Gas, Inc., an entity wholly-owned by Mr. Moore, Chairman of the Board and Chief Executive Officer of the Company. Such loan was evidenced by a promissory note bearing interest at the rate of 1% per month on the unpaid balance. In addition, a 10% loan origination and administration fee was charged. Payments on the loan were scheduled on a monthly basis with a minimum payment of $2,000 plus interest due on the last day of each month. As of March 31, 1997, this note has been paid in full.

    During 1995, the Company advanced a total of $37,000 to former officers of its wholly-owned subsidiary companies. During 1996, an additional advance of $4,000 was made. These advances are reflected in prepaid expenses and other current assets in the balance sheet at December 31, 1995. The balance of $41,000 was written off when the former officer left the Company during 1996.

    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc. for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. Laurie Moore, the wife of
J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, was a minority shareholder of CFS, Inc. until her interest was purchased by the majority shareholder of CFS, Inc. in 1996, which was made effective retroactive to January 1, 1995. (See Note 12. Joint Venture Operations, for more information.)

10. EMPLOYEE BENEFIT PLANS:

    During the year ended December 31, 1991, the Company adopted the Diversified Human Resources Group, Inc. Employees' Stock Ownership Plan ("ESOP"). Due to the financial difficulties incurred by the Company during the year ended December 31, 1991, an initial contribution was not made to the ESOP, and to date, no contributions have been made. Management is currently evaluating the possibility of initiating the ESOP or some other form of stock ownership plan for certain of its employees.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES:

    Leases

    The Company rents office space under various operating leases. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1996, as follows:


                                                                       Operating
                                                                         leases
                                                                  ---------------
                   1997..........................................   $   1,185,027
                   1998..........................................       1,136,944
                   1999..........................................         972,221
                   2000..........................................         821,959
                   2001..........................................         774,737
                   2002 and thereafter...........................         848,392
                                                                  ---------------
                                                                        5,739,280
       Less sublease income......................................               -
                                                                  ---------------
       Future minimum lease payments.............................   $   5,739,280
                                                                  ===============

    The aggregate amount of past due rental payments owed by the Company to one of its landlords was approximately $31,000 as of December 31, 1996. The Company has previously negotiated with this landlord, and plans to settle this obligation during renegotiation of the lease when it expires. Such amount is reflected in the 1997 future minimum lease payments set forth in the table above. Rent expense was approximately $1,027,000, $894,000 and $897,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    Employment Agreements

    The Company had entered into employment contracts with certain key officers at December 31, 1996.

    The Board of Directors of the Company approved employment agreements with both J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company, and M. Ted Dillard, President, Secretary and Treasurer of the Company, the terms of which are as follows: (a) annual compensation of $150,000 for Mr. Moore and $125,000 for Mr. Dillard, (b) a term of three (3) years with the possibility of renewal unless terminated and (c) the right to participate in any and all retirement plans and fringe benefit programs which the Company now has in effect or may hereafter adopt.

    Subsequent to December 31, 1996, the Company has formed EMSR, Inc. (formerly an office of the Company) as a wholly-owned subsidiary of the Company. Management has entered into a preliminary agreement with Scott Higby, the President of EMSR, Inc., for an equity arrangement pursuant to which Mr. Higby will be granted stock options that will vest over a four year period. The option calls for a nominal exercise price whereby Mr. Higby may exercise options granting him up to 25% of the stock of EMSR, Inc. on a prorata basis over a four year period.

    Other Contingencies

    As discussed in Note 9, the Company was named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24,1996, the Company was non-suited in this matter. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages in excess of $29 million each for breach of contract and various other allegations. Management believes these claims to be without merit. (See Part I, Item 3. Legal Proceedings.)

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company is involved in certain other litigation and disputes not previously noted. Management believes claims are adequately provided for in accounts payable and accrued expenses in the Company's financial statements at December 31, 1996 and 1995. Management believes that certain other litigation are without merit and has concluded that the ultimate resolution of such disputes will not have a material effect on the Company's consolidated financial statements.

12. JOINT VENTURE OPERATIONS:

    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides CFS, Inc. with personnel and contract labor on a subcontractor basis. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of the Supplier. The majority shareholder of CFS, Inc. purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on this transaction. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture had assets of $150,000 and a debt of $291,000 owed to the Company at December 31, 1996. The joint venture recorded net losses for the years ended December 31, 1996 and 1995, respectively, of $139,000 and $74,000. Accordingly, the Company recognized $90,000 and $48,000, respectively, in losses from joint venture operations in the Consolidated Statement of Operations for the year ended December 31, 1996 and 1995.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                           ADDITIONS       ADDITIONS
                                           BALANCE AT       CHARGED        CHARGED TO                         BALANCE
                                            BEGINNING       TO COSTS         OTHER                           AT END OF
Description                                 OF PERIOD      & EXPENSES      ACCOUNTS          DEDUCTIONS        PERIOD
                                           ----------      ----------     -----------      -------------    -----------
For the Year Ended December 31, 1994:
    Allowance for doubtful accounts........$  164,000      $  116,000      $ 803,000   (1)   $   878,000    $  205,000
                                           ==========      ==========     ===========      =============    ===========
    Valuation allowance for
    deferred taxes.........................$1,851,494      $        -      $        -        $    75,354    $1,776,140
                                           ==========      ==========     ===========      =============    ===========
For the Year Ended December 31, 1995:                                                  (1)
    Allowance for doubtful accounts........$  205,000      $  116,000      $1,028,000        $   937,000    $  412,000
                                           ===========     ==========     ===========      =============    ===========
    Valuation allowance for
    deferred taxes.........................$1,776,140      $        -      $        -        $   111,840    $1,664,300
                                           ===========     ==========     ===========      =============    ===========
For the Year Ended December 31, 1996:                                                  (1)
    Allowance for doubtful accounts........$  412,000      $  165,000      $1,256,000        $ 1,339,000    $  494,000
                                           ===========     ==========     ===========      =============    ===========
    Valuation allowance for
    deferred taxes.........................$ 1,664,300     $        -      $        -        $   608,600    $1,055,700
                                           ===========     ==========     ===========      =============    ===========

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


     EXHIBIT

     2(a) Agreement and Plan of Merger. (1)

     3(a) Articles of Incorporation of the Registrant as amended. (1)

     3(b) Amended and Restated By-laws of the Registrant. (1)

     10(a)Agreement  dated December 14, 1992 between the Registrant and Veritas,
          Inc., a Texas corporation. (2)

     10(b)Agreement dated March 11, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and First In Temporaries, Inc., a Florida corporation. (2)

     10(c)Agreement dated March 12, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Nesco Service Company, a Delaware general partnership. (2)

     10(d)Agreement dated as of April 5, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Shear Healthcare Resources, Inc., a Florida corporation. (2)

     10(e)Agreement dated April 1, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Management Alliance Group Corp., a Texas corporation. (2)

     10(f)Foreclosure  Agreement  dated May 3, 1993 between the  Company,  Power
          Placement Corporation, a Texas corporation, P&E Group, Inc., a Texas corporation, and Cary Tobolka, an individual. (2)

     10(g)Employment   Contract   Agreement  executed  April  21,  1994  between
          Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)(10)

     10(h)Employment  Contract  Agreement  effective  December  1, 1993  between
          Management Alliance Corporation and Information Systems Consulting Corp, wholly-owned Texas subsidiaries of the Registrant, and Billie J. Tapp, Dallas, Texas, an employee. (6)(10)

     10(i)Interim  Employment  Contract  Agreement  effective  December  1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)(10)

     10(j)Item not used.

     10(k)Settlement    Agreement   by   and   between   the    Registrant   and
          Bailey/Appel/DH Group. (3)

     10(l)Option  Agreement by and between the  Registrant  and  Bailey/Appel/DH
          Group. (3)

     10(m)Joint  and  Mutual   Release  by  and  between  the   Registrant   and
          Bailey/Appel/DH Group. (3)

     10(n)The  Diversified   Human  Resources  Group,   Inc.   Employees'  Stock
          Ownership Plan. (3)

     EXHIBIT

     10(o)Settlement  and  Sale of Stock by and  between  Registrant  and D. Joy
          Perkins. (3)

          o STOCK OPTION, CONSULTING AND RELEASE AGREEMENT by and between Registrant and D. Joy Perkins, dated December 4, 1990.

          o RESIGNATION AGREEMENT by and between Registrant and Perkins, dated December 4, 1990.

          o OPTION AGREEMENT by and between Registrant and Perkins, dated December 4, 1990.

          o STOCK PLEDGE AGREEMENT by Registrant in favor of Perkins, dated December 4, 1990.

          o $35,000 PROMISSORY NOTE made payable to Registrant from Perkins, dated December 4, 1990, paid in full by transfer of Registrant's Common Stock pursuant to Option Agreement.

          o $104,425 PROMISSORY NOTE made payable to Perkins from Registrant, dated January 3, 1991.

          o STOCK PLEDGE AGREEMENT by and between Registrant and Perkins, dated January 3, 1991.

          o CONSULTING AGREEMENT by and between Registrant and Perkins, dated December 4, 1990.

          o JOINT AND MUTUAL RELEASE by and between Registrant and Perkins, dated December 4, 1990.

          o    NONSOLICITATION  AND  NONDISCLOSURE   AGREEMENT  by  and  between
               Registrant and Perkins, dated December 4, 1990. (1)

     10(p)Amendment  No.  1 to  the  Diversified  Human  Resources  Group,  Inc.
          nonqualified Stock Option Agreement. (3)(10)

     10(q)Settlement  Agreement and Joint and Mutual Release entered into by the
          Registrant, the Directors of the Registrant, William M. Brothers, an individual, and Southwest Securities Incorporated, a Texas Corporation, dated May 1, 1991. (4)

     10(r)Option Agreement and Amendment to Option Agreement by and between the Registrant and three former directors, dated April 30, 1991 and June 5, 1991, respectively. (4)(10)

     10(s)Agreement for transfer of medical insurance plan sponsorship and plan assets dated February 1, 1992. (4)

     10(t)Agreement for transfer of 401(k) plan sponsorship and plan assets dated April 27, 1992. (4)

     10(u)First Asset Purchase Agreement dated August 29, 1991, entered into by the Registrant and Veritas, Inc., a Texas corporation. (4)

     10(v)Second Asset Purchase Agreement dated September 3, 1991, entered into by the Registrant and P&E Group, Inc., a Texas Corporation. (4)

     EXHIBIT

     10(w)Third Asset Purchase  Agreement dated August 28, 1991, entered into by the Registrant and Financial  Recruiters,  Inc., a Texas  corporation.
          (4)

     10(x)Fourth Asset  Purchase  Agreement  dated  September 19, 1991,  entered into by the Registrant and Gary K. Steeds,  Inc., a Texas corporation.
          (4)

     10(y)Tri-Party  Agreement  dated  January  4,  1994,  entered  into  by the
          Registrant and Management Alliance Corporation and Information Systems Consulting Corp., Texas corporations, that are wholly-owned subsidiaries of the Registrant. (5)

     10(z)Agreement dated December 29, 1993, entered into by the Registrant, Recruiters Network Group, Inc., a Texas corporation, and Donald A. Bailey, acting President and director of the Registrant (5).

     10(z)(i) Joint  Venture  Agreement  dated April 20,  1995,  entered into by
          Management Alliance Corporation, Texas corporation that is a wholly-owned subsidiary of the Registrant, and CFS, Inc., a minority owned business. (7)

     10(z)(ii) Contract Agreement for Franchise  Packaging and Market Plan dated
          April 21, 1995, entered into by Management Alliance Corporation, a Texas corporation that is a wholly-owned subsidiary of the Registrant, and the Research Market Center, owned by an individual. (7)

     10(z)(iii) Employment Contract Agreement entered into June 9, 1995, between
          Management Alliance Corporation, a wholly-owned subsidiary of the Registrant, and Anthony J. Bruno, Chicago, Illinois, an employee.(7)(10)

     10(z)(iv) Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources,   Inc.  and  J.  Michael   Moore,   executed   December  1,
          1995.(8)(10)

     10(z)(v)  Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources, Inc. and M. Ted Dillard, executed December 1, 1995.(8)(10)

     10(z)(vi) Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources,   Inc.   and  Donald  A.  Bailey,   executed   December  1,
          1995.(8)(10)

     10(z)(vii) Loan  Agreement by and between  Information  Systems  Consulting
          Corp. (a wholly-owned subsidiary of the Company) and Concord Growth Corp. executed August 26, 1996.(9)

     10(z)(viii) Amendment to Loan Agreement by and between  Information Systems
          Consulting Corp. and Concord Growth Corp. (9)

     10(z)(ix) General Continuing Guaranty of Preferred Funding Corporation in favor of Concord Growth Corporation (9)

     10(z)(x) General Continuing Guaranty of the Company  in  favor  of  Concord
          Growth Corporation (9)

     10(z)(xi) General Continuing Guaranty of Management Alliance Corporation in favor of Concord Growth Corporation (9)

     10(z)(xii) The Registrant's 1996 Nonqualified Stock Option Plan, effective as of December 27, 1996.(9)(10)

     10(z)(xiii) Stock  Option Agreement  by and  between  Diversified Corporate
          Resources, Inc. and J. Michael Moore, executed April 10, 1997.(9)(10)

     10(z)(xiv)Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources, Inc. and M. Ted Dillard, executed April 10, 1997.(9)(10)

     10(z)(xv) Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources, Inc. and Donald A. Bailey, executed April 10, 1997.(9)(10)

     10(z)(xvi)Stock  Option  Agreement  by and  between  Diversified  Corporate
          Resources, Inc. and Samuel E. Hunter, executed April 10, 1997.(9)(10)

     10(z)(xvii)Employment   Contract  by  and  between  Diversified   Corporate
          Resources, Inc. and J. Michael Moore, executed April 10, 1997.(9)(10)

     10(z)(xviii)Employment  Contract  by  and  between   Diversified  Corporate
          Resources, Inc. and M. Ted Dillard, executed April 10, 1997.(9)(10)

     17(a)Resignation  of  Director-Employment   Termination  Agreement  by  and
          between Registrant and D. Joy Perkins, dated December 4, 1990. (3)

     21   List of Subsidiaries. (9)

--------------------------------------------


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

     (8) Filed as an exhibit of corresponding number in Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     (9)  Filed herewith.

     (10) Stock option plans, management contracts or compensatory arrangements.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Diversified Corporate Resources, Inc.


Date:  April 15, 1997                 By:  /s/  J. Michael Moore
                                         -----------------------
                                         J. Michael Moore
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.





  /s/ J. Michael Moore                   Chairman and Chief Executive Officer
------------------------
      J. Michael Moore


  /s/ M. Ted Dillard                     President, Principal Financial Officer
------------------------                  and Director
      M. Ted Dillard


/s/ Donald A. Bailey                     Director
------------------------
    Donald A. Bailey


/s/ Samuel E. Hunter                     Director
------------------------
    Samuel E. Hunter