Form 10-K/A
period 1996-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-04-30
CIK 779226

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
33(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 0-10156

                      DIVERSIFIED CORPORATE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                           75-1565578
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

12801 N. CENTRAL EXPRESSWAY, SUITE 350
           DALLAS, TEXAS                                           75243
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 458-8500

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class                             Name of each exchange on
         COMMON STOCK                                    which registered
   PAR VALUE $.10 PER SHARE                                    NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X          No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 31, 1997, 1,635,312 shares of common stock of the registrant were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was $3,266,239, based upon the market price of the registrant's common stock on such date of $5.35 per share. For purposes of this computation, all executive officers, directors and 10% stockholders are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors or 10% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

         Diversified Corporate Resources, Inc., a Texas corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997 (the "Company's Form 10-K").



CORPDAL:65185.1 28722-00003

         The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have respective meanings specified in the Company's Form 10-K.

         The Company hereby amends and restates in its entirety each of the following items of the Company's Form 10-K.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS



                                                                              PRESENT
                                                                          OFFICE(S) HELD                    DIRECTOR
       DIRECTORS AND EXECUTIVE OFFICERS             AGE                   IN THE COMPANY                     SINCE
       --------------------------------             ---                   --------------                    ------
J. Michael Moore..............................      50                  Chairman and Chief                    1991
                                                                         Executive Officer

M. Ted Dillard................................      44               President, Secretary and                 1991
                                                                             Treasurer

Donald A. Bailey..............................      54                         None                           1991

Samuel E. Hunter .............................      62                         None                           1997


         J. MICHAEL MOORE has served as the Chairman of the Board of Directors of the Company since May 1991. Mr. Moore has served as Chief Executive Officer of the Company since May 1993. He has been President and Chief Executive Officer of United States Funding Group, Inc. a Texas corporation ("USFG"), since 1986 USFG has been involved in acquiring, from the Resolution Trust Corporation and the Federal Deposit Insurance Corporation, real estate and notes secured primarily by real estate, located within the United States. Mr. Moore is the sole shareholder of USFG-DHRG L.P. No. 2, Inc., a Texas corporation. See "Principal Shareholders and Stock Ownership of Management."

         M. TED DILLARD has served on the Board of Directors of the Company since August 1991. Mr. Dillard has served as President of the Company since October 1996. Prior to that he was the Chief Financial Officer of the Company from January 1994 to October 1996. He has been Secretary and Treasurer of the Company since January 1994, and was Controller of the Company from June 1990 to January 1994. Mr. Dillard is also President of Preferred Funding Corporation, a wholly-owned subsidiary of the Company. Mr. Dillard is a Certified Public Accountant, Certified Management Accountant and Certified Financial Planner.

         DONALD A. BAILEY has served on the Board of Directors of the Company since May 1991. Since 1989 Mr. Bailey has been the President of Bailey Capital Group, Ltd., an investment banking concern, and Diamond Bay Securities Corp., a registered NASD broker dealer. From January 1993 until January 1994, Mr. Bailey was acting President of the Company. Since September 1993, Mr. Bailey has been President of Human Resources Corporation, an employee leasing concern.

         SAMUEL E. HUNTER was elected to the Board of Directors of the Company on February 28, 1997, by unanimous vote of the Board of Directors. Since 1993, Mr. Hunter has served as managing director for equities trading for Ormes Capital Markets, Inc. in New York City. From 1989 to 1993 he served as managing director of Invemed Associates in New York City. From 1986 to 1989 he served as a senior vice president of Drexel Burnham Lambert, Inc.

         None of the nominees is related to any other nominee or to any executive officer or director of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

EMPLOYMENT CONTRACTS

         The Company has entered into employment agreements with Messrs. Moore and Dillard which provide that: (i) compensation payable to Mr. Moore and Mr. Dillard be not less than $150,000 per annum and $125,000 per annum, respectively; (ii) the term of employment for each shall be for three years commencing January 1, 1997; (iii) Mr. Moore shall be the Chief Executive Officer of the Company and shall report to the Board of Directors of the Company; (iv) Mr. Dillard shall be the President of the Company and shall report to Mr. Moore; and (v) both individuals shall have the right to participate in all of the benefit, bonus and incentive compensation plans of the Company and its subsidiaries.

CORPDAL:65185.1 28722-00003
                                                         2

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission and NASDAQ National Market. Officers, directors and 10% Stockholders of the Company are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

         Based solely on review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under
Section 16(a) applicable to its officers, directors and 10% Stockholders were timely. However, Messrs. Moore, Dillard and Bailey did not file their respective Form 3's in 1991; Messrs. Moore, Dillard and Bailey did not file their respective Form 4's for the grant of certain options in 1995; Mr. Moore did not file his Form 4 regarding the acquisition of beneficial ownership of certain shares of common stock in 1993; Messrs. Moore, Dillard, Bailey and Hunter did not file their respective Form 4's for the grant of certain options in 1996; Messrs. Moore, Dillard, Bailey and Hunter have not filed any Form 5's and Mr. Hunter filed his Form 3 late. The Company is presently attempting to bring these filings current.


Item 11. Executive Compensation

DIRECTOR COMPENSATION

         Non-employee members of the Board of Directors currently receive $1,000 for each Directors' meeting attended. Members of the Board of Directors who are also employees of the Company currently receive $500 for each Directors' meeting attended. As of the year ended December 31, 1996, $5,500 of such Directors' fees owed to Messrs. Moore ($500), Bailey ($3,000) and Dillard ($2,000), respectively, had been accrued but not paid.

         The compensation of employee Directors of the Company is discussed at "Executive Compensation" below.



CORPDAL:65185.1 28722-00003
                                                         3

EXECUTIVE COMPENSATION

         The following table summarizes certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers (the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                           ANNUAL COMPENSATION                  AWARDS
                                                       ----------------------------          ------------
                                                                                              SECURITIES
                                                                         OTHER ANNUAL         UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR         SALARY($)    BONUS ($)       COMPENSATION($)(1)  OPTIONS/SARS(#)(2)  COMPENSATION($)
---------------------------  ----         ---------    ---------       ------------------  ------------------  ---------------
J. Michael Moore...........  1996         $117,000      $37,585             $  1,500             155,000        $        -
  Chairman and Chief         1995           87,000        7,996                1,000              50,000                 -
    Executive Officer        1994           63,000            -                    -                   -                 -
M. Ted Dillard.............  1996         $111,314      $27,216             $  1,500             105,000        $        -
  President, Secretary       1995           78,000        2,962                1,000              50,000                 -
    and Treasurer            1994           63,000            -                    -                   -                 -
Anthony J. Bruno(3)........  1996         $ 56,625       $6,480             $ 47,500                   -        $        -
  President Management       1995                -            -               49,305                   -                 -
    Alliance Corporation     1994                -            -                    -                   -                 -
James L. Woo(4)............  1996          $96,000      $13,188             $      -                   -        $        -
  Executive Vice-President   1995           81,000            -                    -                   -                 -
    Management Alliance      1994           59,340       10,961                    -                   -                 -
    Corporation

         (1)      Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.  Includes directors fees for each of Mr. Moore and Mr. Dillard of $1,500 and $1,000 in 1996 and
1995, respectively.

         (2)      All options granted in 1996 were granted pursuant to the Company's 1996 Nonqualified Stock Option
Plan.

         (3)      Mr. Bruno became a full-time consultant of the Company in June 1995.  Mr. Bruno was named President of Management Alliance Corporation, a wholly-owned subsidiary of the Company, in August 1996.  Amounts shown under
Other Annual Compensation reflect amounts paid to Mr. Bruno in his capacity as a full-time consultant.

         (4)      Mr. Woo became the Executive Vice-President of Management Alliance Corporation, a wholly-owned subsidiary of the Company, in August 1996.



CORPDAL:65185.1 28722-00003
                                                         4

STOCK OPTION GRANTS DURING 1996

         The following table provides information with respect to the Named Executive Officers concerning the grant of options to acquire Common Stock in 1996.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                 POTENTIAL REALIZABLE
                                                                                               VALUE OF ASSUMED ANNUAL
                                                                                                 RATES OF STOCK PRICE
                                                   INDIVIDUAL GRANTS                        APPRECIATION FOR OPTION TERM(2)
                              -----------------------------------------------------------   ------------------------------
                                                  % OF TOTAL
                                  NUMBER OF      OPTIONS/SARS
                                  SECURITIES      GRANTED TO
                                  UNDERLYING       EMPLOYEES       EXERCISE
                                 OPTIONS/SARS         IN           OR BASE      EXPIRATION
            NAME                GRANTED (#)(1)    FISCAL YEAR    PRICE ($/SH)      DATE          5% ($)          10% ($)
            ----                --------------    -----------    ------------     ------         ------          -------
J. Michael Moore ............         155,000         59.6%          (3)         12-31-01        $ 53,475       $ 119,970
M. Ted Dillard...............         105,000         40.4%          (4)         12-31-01        $ 36,225       $  81,270
Anthony J. Bruno.............               -            -            -             -                -               -
James L. Woo.................               -            -            -             -                -               -

         (1) All of the options granted to Named Executive Officers in 1996 were granted under the Company's 1996 Nonqualified Stock Option Plan.

         (2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission ("SEC") and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The Board of Directors determined that the market price for the Common Stock on the date of grant was equal to $2.50 per share, based on the limited liquidity of the Common Stock.

         (3) The options are immediately exercisable for 77,500 shares of Common Stock at an exercise price of $2.50 per share. Subject to Mr. Moore being an officer or director of the Company on the relevant dates, the remaining options will become exercisable on the following dates, in the following amounts, and for the following exercise prices: (a) December 31, 1997, 46,500 shares of Common Stock, $4.00 per share; and (b) December 31, 1998, 31,000 shares of Common Stock, the lesser of $8.00 per share or the price per share at which the Company first effectuates a public sale of its Common Stock in 1997 or 1998 using an investment banking firm chosen by the Board of Directors.

         (4) The options are immediately exercisable for 52,500 shares of Common Stock at an exercise price of $2.50 per share. Subject to Mr. Dillard being an officer or director of the Company on the relevant dates, the remaining options will become exercisable on the following dates, in the following amounts, and for the following exercise prices: (a) December 31, 1997, 31,500 shares of Common Stock, $4.00 per share; and (b) December 31, 1998, 21,000 shares of Common Stock, the lesser of $8.00 per share or the price per share at which the Company first effectuates a public sale of its Common Stock in 1997 or 1998 using an investment banking firm chosen by the Board of Directors.


CORPDAL:65185.1 28722-00003
                                                         5

AGGREGATED STOCK OPTION/SAR EXERCISES DURING 1996 AND STOCK OPTION/SAR VALUES AS
                              OF DECEMBER 31, 1996

         The following table sets forth information with respect to the Chief Executive Officer and the Named Executive Officers concerning the exercise of options during 1996 and unexercised options held as of December 31, 1996:

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                               OPTIONS/SARS AT FISCAL        IN-THE-MONEY OPTIONS/SARS
                                                                   YEAR END (#)(1)         AT FISCAL YEAR END ($)(1)(2)
                                                            ---------------------------   ------------------------------
                               SHARES
                            ACQUIRED ON        VALUE                EXERCISABLE/                   EXERCISABLE/
          NAME              EXERCISE (#)    REALIZED ($)           UNEXERCISABLE                  UNEXERCISABLE
          ----              ------------    ------------           -------------                  -------------
J. Michael Moore.........         -          $   -                127,500/77,500                  $100,000/$0
M. Ted Dillard...........         -              -                102,500/52,500                  $100,000/$0
Anthony J. Bruno.........         -              -                      -                              -
James L. Woo.............         -              -                      -                              -


         (1) The amounts under the headings entitled "Exercisable" reflect vested options as of December 31, 1996 and the amounts under the headings entitled "Unexercisable" reflect options that have not vested as of December 31, 1996.

         (2) Values stated are pre-tax and net of cost. The Board of Directors determined that the market price for the Common Stock on December 31, 1996 was equal to 2.50 per share, based on the limited liquidity of the Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1996, no executive officer of the Company served as a director, or member of the Compensation Committee, of another entity whose executive officers served as a director, or on the Compensation Committee, of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHARE HOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 20, 1997 by (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. The address of each person listed below is 12801 N. Central Expressway, Suite 350, Dallas, Texas 75243, unless otherwise indicated.


                                                                                       SHARES BENEFICIALLY
                                                                                           OWNED(1)(2)
                                                                                 --------------------------------
Name and Address of Beneficial Owner                                                     Number        Percent
------------------------------------                                                     ------        -------
USFG-DHRG L.P. No. 2, Inc.......................................................         899,2003       55.0%
12801 N. Central Expwy, Ste. 260
Dallas, TX 75243
J. Michael Moore................................................................       1,026,7004       58.2%
Gary K. Steeds..................................................................          93,5005        5.7%


CORPDAL:65185.1 28722-00003
                                                         6


Donald R. Ditto, Sr.............................................................         125,0006       7.6%
Donald A. Bailey................................................................          84,6007       5.0%
D&H Partners, L.P.,
a Delaware limited partnership..................................................         255,7008      15.6%
M. Ted Dillard .................................................................         102,5009       5.9%
Samuel E. Hunter................................................................          2,50010         *
All directors and executive officers as a group
         (6 persons)1, 2, 4, 7,  9, 10..........................................        1,216,300      63.3%


         *        Represents less than 1% of outstanding Common Stock.

         1. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below and subject to applicable community property laws.

         2. Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 1,635,312 shares of Common Stock issued and outstanding on the Record Date. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares presently held or purchasable within the next 60 days underlying such options are outstanding.

         3. The 899,200 shares (the "Shares") were originally comprised of two blocks of shares, including 255,700 shares (the "D&H Shares") previously owned by D&H Partners, L.P., a Delaware limited partnership ("D&H"). Beneficial ownership of the Shares was ultimately acquired by USFG-DHRG L.P. No. 2, Inc. (the "Controlling Shareholder") from Ditto Properties Co. ("DPC") as a result of a series of transactions culminating in March of 1993. DPC has since filed a lawsuit against the Controlling Shareholder (the "Litigation") in which it is claiming, among other things, that its sale of the Shares to the Controlling Shareholder in March 1993 pursuant to a stock purchase agreement should be rescinded. DPC has also filed a Schedule 13D (the "Schedule 13D") claiming that it is the beneficial owner of the Shares based on a successful outcome of DPC's rescission claim. See the Company's Form 10-K. Item 3.

         With respect to the Litigation, and based upon the opinion of the Controlling Shareholder's counsel, the Controlling Shareholder has informed the Company that it believes that (i) the likelihood of rescission being granted on DPC's recision claims is remote, (ii) the Controlling Shareholder is currently subject to a Temporary Restraining Order ("TRO") issued by the court in the Litigation which enjoins the Controlling Shareholder from transferring the Shares, (iii) it retains sole voting power over the Shares, subject to the rights of D&H set forth below and in note 8, (iv) an agreement was reached by the parties which will allow the Controlling Shareholder to sell, transfer and pledge the Shares and extinguish the TRO, which has been approved by the court in the Litigation (the "Agreed Temporary Order") but that the provisions of the Agreed Temporary Order regarding the Shares is only effective at such time as the Controlling Shareholder deposits either the certificates representing the Shares that it has in its possession or $1,500,000 with the Special Master appointed by the court, whereupon the TRO will automatically be dissolved and the Agreed Temporary Order will become effective, and (v) the Controlling Shareholder will then be able to vote or transfer the Shares, subject to the rights of D&H set forth below and in note 8. The D&H Shares are still registered in the name of D&H and are subject to a purchase price promissory note (the "Promissory Note") and security agreement (the "Security Agreement") pursuant to which the D&H Shares are pledged as collateral. Although the Promissory Note is currently in default, D&H is not pursuing foreclosure of the D&H Shares at this time. With respect to the D&H Shares, therefore, D&H now possesses voting power and D&H and the Controlling Shareholder jointly hold investment power (subject to the TRO and the Agreed Temporary Order). D&H has transferred the voting power over the D&H Shares and has appointed the Controlling Shareholder its proxy with

CORPDAL:65185.1 28722-00003
                                                         7




respect to the D&H Shares  until December 31, 1997.

         4. Includes the Shares beneficially owned by the Controlling Shareholder (as J. Michael Moore owns all of the capital stock of the Controlling Shareholder) as described above in note 3, and 127,500 shares of Common Stock issuable upon exercise of options within 60 days.

         5. The address of Mr. Steeds is 5528 Inverrary, Dallas, Texas 85287. The Company is currently contesting Mr. Steeds ownership of these shares.

         6. Does not include the alleged beneficial ownership of the Shares discussed above in note 3. Although DPC has asserted in the Litigation and in the Schedule 13D discussed above in note 3 that Donald R. Ditto, Sr. is the beneficial owner of the Shares (as manager of DPC) by virtue of such claims for rescission, based upon the opinion of the Controlling Shareholder's counsel, the Controlling Shareholder has informed the Company that it believes that the likelihood of rescission being granted on such claim is remote. The address of Mr. Ditto is Route 2, Box 21633, Winnsboro, Texas 75494. See the Company's Form 10-K. Item 3.

         7. Includes 52,500 shares of Common Stock issuable upon the exercise of options within 60 days. Does not include the D&H Shares, which are beneficially owned by the Controlling Shareholder and which are subject to the Security Agreement granting D&H, of which Donald A. Bailey is a partner, a security interest in such shares. See discussion below in note 8 for further information as to the beneficial ownership of the D&H Shares. The address of Mr. Bailey is 2351 W. Northwest Highway, Suite 3120, Dallas, Texas 75220.

         8. As discussed above in note 3 the D&H Shares are registered in the name of D&H. The Promissory Note and the Security Agreement were originally entered into between USFG/DHRG #1 Ltd. ("No. 1") and D&H when No. 1 purchased such shares from D&H. Subsequent transactions (some of which are the subject of the Litigation discussed above in note 3), including the signing of a "Renewal, Extension and Modification of Promissory Note" (the "Renewal") by the Controlling Shareholder have transferred beneficial ownership of the D&H Shares, and the obligation to pay for them, to the Controlling Shareholder. At this time both the Promissory Note and the Renewal are in default. At this time, however, D&H has not attempted to foreclose on its security interest in the D&H Shares. Therefore, although D&H currently possesses voting power with respect to the D&H Shares, D&H and the Controlling Shareholder jointly hold investment power (subject to the TRO and the Agreed Temporary Order discussed above in note 3). D&H has transferred the voting power over the D&H Shares and has appointed the Controlling Shareholder its proxy with respect to the D&H Shares until December 31, 1997.

         9. Includes 102,500 shares of Common Stock issuable upon the exercise of options within 60 days.

         10. Includes 2,500 shares of Common Stock issuable upon the exercise of options within 60 days. The address of Mr. Hunter is 55 Broadway, 10th Floor, New York, NY 10006.

Item 13. Certain Relationships and Related Transactions

         During 1996 and 1995, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $160,000 and $25,000, respectively. Of the $160,000 in 1996, approximately $105,000 (which represents approximately 50% of the total legal expense) relates to litigation defense associated with a lawsuit with Ditto Properties., Inc., in connection with the Company being named therein as garnishee. See the Company's Form 10-K. Item 3. Mr. Moore has agreed to reimburse the Company for advancing such litigation expenses and has executed a note to the Company. The note has a six month maturity and is expected to be repaid during 1997. The Company has reflected such note in notes receivable and prepaid expenses and other current assets for 1996 and prepaid expenses and other current assets in 1995 in the Consolidated Balance Sheets. Mr. Moore has also agreed to reimburse the Company for such other amounts. These remaining loans bear interest at 10% and include monthly payments over 36 months.

CORPDAL:65185.1 28722-00003
                                                         8

         During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of providing personnel services to certain businesses requiring minority suppliers and others. CSF, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain

CORPDAL:65185.1 28722-00003
                                                         9
portion of its business to be allocated to minority owned and operated vendors. The Company provides CSF, Inc. with personnel and contract labor on a subcontractor basis. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of CFS, Inc. The majority shareholder of CFS, Inc. purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on her investment in CFS, Inc. or on this transaction. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture had assets of $150,000 and a debt of $291,000 owed to the Company at December 31, 1996. The joint venture recorded net losses for the years ended December 31, 1996 and 1995, respectively of $139,000 and $74,000. Accordingly, the Company recognized $90,000 and $48,000, respectively, in losses from joint venture operations in the consolidated Statement of Operations for the year ended December 31, 1996 and 1995.




CORPDAL:65185.1 28722-00003
                                                        10

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIVERSIFIED CORPORATE RESOURCES, INC.
                                     (Registrant)


Date: April 30, 1997                 By: /s/ M. Ted Dillard
                                        --------------------
                                        M. Ted Dillard, President
                                         and Principal Financial Officer


CORPDAL:65185.1 28722-00003
                                                        11