Form 10-Q
period 1997-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-05-20
CIK 779226

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------

          COMMISSION FILE NUMBER 0-13984


                       DIVERSIFIED CORPORATE RESOURCES, INC.
              (Exact name of registrant as specified in its charter)


            TEXAS                                                75-1565578
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        12801 NORTH CENTRAL EXPRESSWAY
                                   SUITE 350
                              DALLAS, TEXAS  75243
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (972) 458-8500

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
     Yes  X   No
         ---     ---
     NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 31, 1997, WAS 1,635,312.


                                                       TOTAL NUMBER OF PAGES FOR
                                                       THIS 10-Q FILING: 11

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                             MARCH 31,       DECEMBER 31,
CURRENT ASSETS:                                                1997              1996
                                                            ----------       ------------
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . $   489,430       $   514,354
    Trade accounts receivable, less allowances of
      approximately $486,000 and $494,000, respectively      3,643,828         3,387,138
    Notes receivable-related party . . . . . . . . . . . .       9,645           114,009
    Prepaid expenses and other current assets. . . . . . .     237,523            88,953
                                                           -----------       -----------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   4,380,426         4,104,454

EQUIPMENT, FURNITURE AND LEASEHOLD
    IMPROVEMENTS, NET. . . . . . . . . . . . . . . . . . .   1,032,178           701,944

OTHER ASSETS:
    Investment in and advances to joint venture. . . . . .     210,305           152,905
    Notes receivable-related party . . . . . . . . . . . .      19,210            21,690
    Other. . . . . . . . . . . . . . . . . . . . . . . . .     210,232           147,879
                                                           -----------       -----------
                                                           $ 5,852,351       $ 5,128,872
                                                           -----------       -----------
                                                           -----------       -----------


                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

    Accounts payable and accrued expenses. . . . . . . . . $ 3,641,145       $ 3,321,215
    Borrowing under factoring and loan agreements. . . . .     526,056           400,682
    Other short-term debt. . . . . . . . . . . . . . . . .     182,459                 -
    Current maturities of long-term debt . . . . . . . . .      16,880            21,834
                                                           -----------       -----------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .   4,366,540         3,743,731

DEFERRED LEASE LIABILITIES . . . . . . . . . . . . . . . .      12,064                 -

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .      67,669            68,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares
      authorized, none issued. . . . . . . . . . . . . . .           -                 -
    Common stock, $.10 par value; 10,000,000 shares
      authorized, 1,881,161 shares issued. . . . . . . . .     188,116           188,116
    Additional paid-in capital . . . . . . . . . . . . . .   3,615,151         3,615,151
    Accumulated deficit. . . . . . . . . . . . . . . . . .  (2,067,153)       (2,301,108)
    Common stock held in treasury (245,849 and
      122,950 shares, respectively) at cost. . . . . . . .    (185,175)         (185,175)
    Receivables from related party . . . . . . . . . . . .    (144,861)                -
                                                           -----------       -----------
        TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .   1,406,078         1,316,984
                                                           -----------       -----------
                                                           $ 5,852,351       $ 5,128,872
                                                           -----------       -----------
                                                           -----------       -----------

                     See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          1997          1996
                                                      ------------   -----------
NET SERVICE REVENUES
      Permanent placement. . . . . . . . . . . . .      $3,680,408   $2,777,261
      Specialty services . . . . . . . . . . . . .       1,875,772    1,557,402
      Contract placement . . . . . . . . . . . . .       1,722,418    1,879,336
                                                        ----------   ----------
                                                         7,278,598    6,213,999

COST OF SERVICES . . . . . . . . . . . . . . . . .       5,537,829    4,510,925
                                                        ----------   ----------

GROSS MARGIN . . . . . . . . . . . . . . . . . . .       1,740,769    1,703,074

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES. . . . . . . . . . . . . . . . . . . . .      (1,543,599)  (1,221,772)

OTHER INCOME (EXPENSES):
      Loss from joint venture operations . . . . .         (11,212)     (34,368)
      Interest expense, net. . . . . . . . . . . .         (70,525)     (69,017)
      Other, net . . . . . . . . . . . . . . . . .          32,758       10,179
                                                        ----------   ----------
                                                           (48,979)     (93,206)
                                                        ----------   ----------
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM. . . . . . . . . . . . . .         148,191      388,096

INCOME TAXES-current benefit (provision) . . . . .          42,681      (50,021)
                                                        ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM . . . . . . . . .         190,872      338,075

EXTRAORDINARY ITEM - gain on debt restructuring. .          43,083            -
                                                        ----------   ----------
      NET INCOME . . . . . . . . . . . . . . . . .      $  233,955   $  338,075
                                                        ----------   ----------
                                                        ----------   ----------
PRIMARY INCOME PER SHARE:
      Income before extraordinary item . . . . . .      $      .11   $      .19
      Extraordinary item . . . . . . . . . . . . .             .02            -
                                                        ----------   ----------

PRIMARY INCOME PER SHARE . . . . . . . . . . . . .      $      .13   $      .19
                                                        ----------   ----------
                                                        ----------   ----------
FULLY DILUTED INCOME PER SHARE:
      Income before extraordinary item . . . . . .      $      .11   $      .19
      Extraordinary item . . . . . . . . . . . . .             .02            -
                                                        ----------   ----------

FULLY DILUTED INCOME PER SHARE . . . . . . . . . .      $      .13   $      .19
                                                        ----------   ----------
                                                        ----------   ----------

PRIMARY WEIGHTED AVERAGE COMMON AND COMMON
 SHARES OUTSTANDING. . . . . . . . . . . . . . . .       1,844,741    1,758,211
                                                        ----------   ----------
                                                        ----------   ----------

FULLY DILUTED AVERAGE COMMON AND COMMON SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . . .       1,850,800    1,758,211
                                                        ----------   ----------
                                                        ----------   ----------

               See notes to consolidated financial statements.

                 DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

  FOR THE THREE MONTHS ENDED
  MARCH 31,
                                                                     1997       1996
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . ..               $  233,955   $  338,075
   Extraordinary item. . . . . . . . . . . . . . .               (43,083)    -
   Depreciation and amortization . . . . . . . . .                61,911       44,652
   Provision for allowances. . . . . . . . . . . .               554,246      117,307
   Equity loss in joint venture. . . . . . . . . .                11,212       34,368
   Changes in current operating assets and liabilities:
        Accounts receivable. . . . . . . . . . . .              (810,936)    (864,928)
        Prepaid expenses and other assets. . . . .              (173,080)       2,085
        Other assets . . . . . . . . . . . . . . .               (62,854)      37,963
        Accounts payable and accrued expenses. . .               363,012      395,646
        Deferred lease rents . . . . . . . . . . .                12,064      (15,760)
                                                                ---------    ---------
            Net cash provided by operating activities            146,447       89,408

   CASH FLOWS FROM INVESTING ACTIVITIES: . . . . .
        Capital expenditures . . . . . . . . . . .             (392,144)     (102,281)
        Deposits . . . . . . . . . . . . . . . . .                  500         3,769
        Loans to related parties . . . . . . . . .              (15,668)      (22,500)
        Repayment from related parties . . . . . .                2,162          -
        Net advances to joint venture. . . . . . .              (68,612)        2,198
                                                                ---------    ---------
        Net cash used in investing activities. . .             (473,762)     (118,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowing under other short term debt. . .              182,459
        Increase (decrease) in proceeds from factored
            receivables                                         125,374        87,816
        Principal payments under long-term debt obligations      (5,442)      (10,346)
                                                                ---------    ---------
             Net cash provided by financing activities          302,391        77,470

             Net increase (decrease)in cash and cash
               equivalents                                     (24,924)        48,064
             Cash and cash equivalents at beginning of year    514,354         69,627
                                                                ---------    ---------
            Cash and cash equivalents at end of period      $  489,430    $   117,691
                                                                ---------    ---------
                                                                ---------    ---------



See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three months ended March 31, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1997.

  RECLASSIFICATIONS

    Certain amounts in the December 31 and March 31, 1996, Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

2.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

    Equipment, furniture and leasehold improvements consist of:

                                                    March 31,     December 31,
                                                       1997           1996
                                                    ----------    ------------
        Computer equipment . . . . . . . . . . . .  $  881,343    $  567,646
        Office equipment and furniture . . . . . .     761,529       697,947
        Leasehold improvements . . . . . . . . . .     117,651       102,785
                                                    ----------    ----------
                                                     1,760,523     1,368,378
        Less accumulated depreciation and
          amortization                                 728,345       666,434
                                                    ----------    ----------
                                                    $1,032,178    $  701,944
                                                    ----------    ----------
                                                    ----------    ----------

3.  ACCOUNTS RECEIVABLE FROM RELATED PARTY

    During the first quarter of 1997 and during 1996, the Company paid various expenses on behalf of J. Michael Moore or various entities which he controls amounting to approximately $16,000 and $160,000, respectively. Mr. Moore is the Chairman of the Board and Chief Executive Officer of the Company. Of these amounts, approximately $10,000 and $105,000 are related to the litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part 1, Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.) In addition, Mr. Moore and various entities that he controls owe the Company other uncollateralized advances amounting to approximately $30,000 and $25,000, respectively, at March 31, 1997 and December 31, 1996. The balance of these uncollateralized receivables at March 31, 1997, of approximately $145,000 is reflected as receivables from related party in Stockholders' Equity in the Consolidated Balance Sheet. The balance of the uncollateralized receivables at December 31, 1996, of approximately $130,000 is reflected in notes receivable-related party and prepaid expenses and other current assets in the Consolidated Balance Sheet.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (UNAUDITED)

4. INCOME TAXES

   The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                      1997           1996
                                                  ------------  -------------
    Tax provision (benefit at statutory rate). . .  $ 79,545      $ 114,946
    Utilization of net operating loss
         carryforwards                               (79,545)      (114,946)
    Alternative minimum tax. . . . . . . . . . . .         -              -
    State income taxes . . . . . . . . . . . . . .   (42,681)        50,021
                                                    --------      ---------
              Total. . . . . . . . . . . . . . . .  $(42,681)     $  50,021
                                                    --------      ---------
                                                    --------      ---------

5.  LONG-TERM DEBT

    On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% and the fixed assets financed are pledged as collateral. The line of credit of $182,000 at March 31, 1997, will convert into long-term debt upon $300,000 being advanced. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%.

6.  CONTINGENCIES

    The Company was named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24,1996, the Company was non-suited in this matter. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages in excess of $29 million each for breach of contract and various other allegations. Management believes these claims to be without merit. (See Part I, Item 3. Legal Proceedings in the Form 10-K for the year ended December 31, 1996.)

    The Company is involved in certain other litigation and disputes not previously noted. Management believes claims are adequately provided for in accounts payable and accrued expenses in the Company's financial statements at March 31, 1997 and December 31, 1996. Management believes that these matters are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

7.  NEW ACCOUNTING PRONOUNCEMENTS

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128") which is effective for the Company's fiscal year beginning January 1, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and (iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                  (UNAUDITED)

from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128. Implementation of Statement 128 is not expected to have a material effect on the Company's EPS; however, the impact has not yet been determined by management.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

     Net service revenues increased approximately $1.1 million or 17.1% to $7.3 million in the first quarter of 1997, compared to $6.2 million for the comparable 1996 quarter. First quarter 1997 net service revenues were reduced by approximately $350,000 for a provision taken by the Company for losses for applicants who accepted employment but did not start work or did not remain in employment for the guaranteed period compared to $112,000 in 1996, which included an $81,000 credit for a change in estimates of the December 1995 allowance. In spite of this provision, permanent placement revenues increased approximately $903,000 or 32.5% to $3.7 million for the quarter ended March 31, 1997, compared to $2.8 million for the comparable 1996 quarter. Specialty service revenues increased approximately $318,000 or 20.4% to $1.9 million for the first quarter of 1997, compared to $1.6 million for the comparable 1996 quarter. The increases in permanent placement and specialty services were primarily attributable to the Company's continued focus on high-end niche employment markets, such as the information technology and engineering/technical disciplines. New offices opened since the end of the first quarter in 1996 also contributed $170,000 to revenues during the first quarter of 1997. Contract placement revenues decreased approximately $157,000 or 8.3% to $1.7 million in the first quarter of 1997, compared to $1.9 million for the comparable 1996 quarter. Contract placement revenues declined slightly as a result of a lower number of people on job assignments than were anticipated for the first quarter of 1997. The decrease in personnel on assignment was primarily attributable to certain contracts coming to an end, the Company not replacing these contracts until late in the quarter, and certain personnel being converted to permanent positions. In addition, due to unusually high recruiter turnover at the end of 1996, it took management longer to train new recruiters to assist in finding qualified applicants for its job orders during the first quarter of 1997.

     Gross margin increased approximately $38,000 or 2.2 % to $1.7 million in the first quarter of 1997. Gross margin as a percentage of net service revenues declined to 23.9% in the first quarter of 1997 compared to 27.4% in the comparable period in 1996. The decrease in percentage was primarily the result of an increase in the provision for uncollectible accounts of approximately $204,000 for the first quarter of 1997, compared to $5,000 for the comparable 1996 quarter. This increase was primarily the result of a $56,000 reduction in the allowance during the first quarter of 1996, resulting from a change in estimate of the December 31, 1995 allowance, and an increase in the provision for uncollectible accounts receivable during the first quarter of 1997 to increase the allowance for bad debt due to an increase in non-performing accounts aging beyond 75 days at March 31, 1997. Subsequent to March 31, 1997, approximately $48,000 has been collected on these accounts. As discussed above, contract placement revenues were down as a result of the above mentioned lower number of personnel on assignment. As the result of lower contract placement revenues to cover certain field payroll and related costs, contract placement gross margins were lower than anticipated during the first quarter of 1997. The above mentioned increase in the provision for uncollectible accounts receivable and the decrease in contract margins for the first quarter of 1997, resulted in an approximately 3.5% decrease in gross margins in the first quarter of 1997 compared to the first quarter of 1996.

     Selling, general and administrative expenses increased approximately $322,000 or 26.3% to $1.5 million in the first quarter of 1997 compared to $1.2 million in the comparable quarter in 1996. Selling, general and administrative expenses as a percentage of net service revenues increased to 21.2% in the first quarter of 1997 from 19.7% in the comparable quarter in 1996. The dollar increase was primarily the result of increased marketing and recruiting expenses for the Company's back office to support the growth in sales and litigation expenses. Included in the increase in selling, general and administrative expenses were increases in selling expenses of approximately $150,000, general and administrative expenses of approximately $44,000 and litigation expenses of approximately $128,000 for the first quarter of 1997 compared to the comparable quarter in 1996. (See Part 1.
Item 3. Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.) During the first quarter of 1997, the Company also lowered its provision for estimated outstanding medical insurance claims associated with its self-insured medical insurance program, which reduced general and administrative expenses by $50,000.

     Other expenses declined approximately $44,000 to $49,000 in the first quarter of 1997 compared to approximately $93,000 in the comparable quarter in 1996. The decrease in expenses was the result of a decrease in the loss from joint venture operations and the collection of a receivable previously written off associated with a prior year sale of assets.

     The income tax benefit was approximately $43,000 for the first quarter of 1997, compared to an income tax expense of approximately $50,000 for the first quarter of 1996. This decrease of approximately $93,000 resulted primarily from a first quarter 1997 credit of approximately $68,000 relating to an estimated prior year provision taken by the Company for state income tax expense.

     The extraordinary item-gain on debt restructuring, net of income taxes, of approximately $43,000 during the first quarter of 1997 resulted from the Company settling certain prior year delinquent accounts payable on a discounted basis.

     As a result of the above factors, net income decreased approximately $104,000 or 30.8% to approximately $234,000 in the first quarter of 1997 as compared to $338,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was approximately $14,000 at March 31, 1997, compared to working capital of approximately $361,000 at December 31, 1996. The decrease in working capital of approximately $347,000 during the first quarter of 1997 was primarily due to an increase in the Company's current maturities of long-term debt associated with borrowing on an equipment line of credit for the purchase of computer equipment and other fixed assets of $182,000 during the first quarter of 1997, a reclassification made as of March 31, 1997, of receivables from a related party of approximately $155,000 to stockholders' equity from current assets (notes receivable-related party and prepaid expenses and other current assets) at December 31, 1996.

     Cash flow provided by operating activities of approximately $146,000 resulted primarily from the profitable operations of the Company during the first quarter of 1997. The Company made capital expenditures of approximately $392,000 in the first quarter of 1997, primarily to improve its computer systems, data base operations, and back office operations. In addition, the Company borrowed approximately $182,000 on a line of credit to purchase computer equipment to support its back office operations, and increased its factored accounts receivable borrowings by $125,000 to fund its operations during the first quarter of 1997.

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

     Not Applicable.

ITEM 5.   OTHER INFORMATION

     Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a.      EXHIBITS

     10.1*  Amended and Restated 1996 Nonqualified Stock Option Plan

            * Management Compensation Plan

  b.      REPORTS ON FORM 8-K

          On April 25, 1997, the Company filed a Form 8-K announcing the termination of Weaver & Tidwell L.L.P. as the Company's independent accounting firm as of April 17, 1997, and the engagement of Coopers & Lybrand L.L.P. as the Company's independent accounting firm as of April 22, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIVERSIFIED CORPORATE RESOURCES, INC.
                              Registrant

DATE:  May 20, 1997           By: /s/  J. MICHAEL MOORE
                                  ---------------------------------
                                       J. Michael Moore,
                                       CHIEF EXECUTIVE OFFICER

DATE:  May 20, 1997           By: /s/  M. Ted Dillard
                                  ---------------------------------
                                       M. Ted Dillard
                                       PRESIDENT AND PRINCIPAL FINANCIAL OFFICER

                             INDEX TO EXHIBITS

No.                    Description
---                    -----------

10.1                   Amended and Restated 1996 Nonqualified Stock
                          Option Plan

27                     Financial Data Schedule