Form 10-K/A
period 1996-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-06-18
CIK 779226

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ---------------
                                    FORM 10-K/A-2
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                            COMMISSION FILE NUMBER 0-13984

                        DIVERSIFIED CORPORATE RESOURCES, INC.
                (Exact name of registrant as specified in its charter)


                 TEXAS                                     75-1565578
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)


       12801 N. CENTRAL EXPRESSWAY
               SUITE 350
             DALLAS, TEXAS                                    75243
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

             (972) 458-8500
     (REGISTRANT'S TELEPHONE NUMBER,
           INCLUDING AREA CODE)


             Securities registered pursuant to Section 12(b) of the Act:


     Title of each class:              Name of Exchange on Which Registered:
   COMMON STOCK, PAR VALUE                             NONE
        $.10 PER SHARE


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

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 30, 1997, was $2,442,048, based upon the market value of the Registrant's common stock of $4.00 per share.

    Number of shares of common stock of the registrant outstanding on May 30, 1997 was 1,785,312.

                         DOCUMENTS INCORPORATED BY REFERENCE

    None.

    This Annual Report on Form 10-K/A-2 is intended to amend and restate in its entirety Diversified Corporate Resources, Inc.'s (the "Company") Annual Report on Form 10-K, as amended by the Company's Annual Report on Form 10-K/A (the "Original Report"), for the year ended December 31, 1996, in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Annual Report on Form 10-K/A-2, June 18, 1997.

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

PERMANENT PLACEMENT SERVICES

    The Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois and Raleigh, North Carolina. The Company offers these services in the following selected core disciplines:

         - Information Technologies - Services include systems design, consulting, conversions, software development, and information systems disaster control.

         - Engineering/Technical - Services include process engineering, industrial engineering and manufacturing, software design and maintenance and related information technology services.

              Technical areas serviced include environmental, construction, plastics, chemical, telecommunications, computer hardware, food, and metals.

         - Financial/Accounting - Services range from project-based accounting work to recruitment and placement of financial managers.

         - Professional/Technical Sales - Services range from technical sales/marketing personnel to recruitment and placement of management personnel.

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

CONTRACT PLACEMENT SERVICES

    The Company provides IT contract placement services primarily in the Dallas, Texas, Kansas City and St. Louis, Missouri and Denver, Colorado markets. The Company's IT personnel provide services in the following areas:

    -    project management
    -    systems analysis, development and design
    -    product implementation
    -    systems migration and conversions
    -    technical writing
    -    documentation support
    -    functional support
    -    company educational and project planning
    -    testing
    -    systems and network administration
    -    hardware, network, and software evaluation services

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

OTHER OPERATIONS AND SERVICES

    The Company formed Preferred Funding Corporation ("PFC"), a wholly-owned subsidiary, in 1994 for the purpose of providing financing to its subsidiary companies. To date, PFC has facilitated borrowings by the Company, recently under an accounts receivable based revolving line of credit arrangement with an unaffiliated third party lender at lower rates than standard factoring rates. Management of the Company believes it can reduce the Company's overall cost of funds (which are relatively high because of the Company's reliance on factoring) thereby improving the Company's consolidated operating performance.

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

ITEM 3. LEGAL PROCEEDINGS

    On September 5, 1996, a lawsuit (the "Litigation") was filed in the 114th Judicial District of the District Court of Wood County, Texas, by Ditto Properties Company ("Ditto Properties") against USFG-DHRG L.P. No. 2, Inc. a/k/a DCRI L.P. No. 2, Inc. ("USFG No. 2"). In addition, J. Michael Moore and the Company were named as garnishees in the lawsuit. They were, however, non-suited as a result of the Temporary Order (as defined below) and were therefore dismissed from the case. The venue of the lawsuit was then transferred to the District Court of Dallas County, Texas, 298th Judicial District. On May 30, 1997, Ditto Properties amended its petition to allege new claims (as discussed below) against not only USFG No. 2, but U.S.F.G./DHRG L.P. No. 1 and J. Michael Moore individually (collectively referred to as the "Defendants") as well.

    In this lawsuit, Ditto Properties seeks to rescind a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated March 26, 1993, between Ditto Properties and USFG No. 2, pursuant to which Ditto Properties had agreed to transfer 899,200 shares (the "Shares") of common stock, par value $.10 per share (the "Common Stock"), of the Company to USFG No. 2, alleging, INTER ALIA, that the Defendants had fraudulently induced Ditto Properties to execute the Stock Purchase Agreement and that the Defendants then failed to perform their obligations under said agreement. In addition to rescission of the Stock Purchase Agreement and the title, ownership and possession of the Shares, the suit seeks a writ of garnishment and the imposition of a constructive trust upon the Shares for Ditto Properties' benefit and, in the alternative, damages for fraud, fraudulent inducement, breach of a fiduciary duty and breach of contract. The damages sought include exemplary damages. The sole shareholder of USFG No. 2 is J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company.

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

    With respect to the Litigation, and based on the position taken by the Controlling Shareholder in documents filed in the Litigation and after consultation with its trial counsel, the Controlling Shareholder has informed the Company that it believes that (i) the likelihood of rescission being granted on DPC's rescission claims is remote, (ii) the Controlling Shareholder is currently subject to a Temporary Restraining Order ("TRO") issued by the court in the Litigation which enjoins the Controlling Shareholder from transferring the Shares, (iii) under the terms of the TRO, the Controlling Shareholder retains sole voting power over the Shares, subject to the rights of D&H (as defined herein) set forth below, (iv) an agreement was reached by the parties and approved by the court (the "Agreed Temporary Order"), which provides as follows: (a) the Controlling Shareholder shall, at its option, either deposit the certificates representing the Shares that it has in its possession (the "Certificates") or the sum of $1,500,000 (the "Cash Deposit") with a Special Master appointed by the court; (b) in the event that the Controlling Shareholder elects to deposit and does deposit the Certificates, the Controlling Shareholder may vote, sell or otherwise dispose of the Shares, subject only to the final approval of the Special Master; (c) in the event that the Controlling Shareholder elects to deposit and does deposit the Cash Deposit with the Special Master, the Controlling Shareholder will be able to vote, sell or otherwise transfer the Shares without the approval of the Special Master, subject to the rights of D&H set forth below; and (d) upon the delivery of the Certificates or the Cash Deposit to the Special
Master, the TRO will automatically be dissolved. The D&H Shares (as defined herein) are still registered in the name of D&H and are subject to purchase price promissory notes (the "Promissory Notes") and security agreement pursuant to which the D&H Shares are pledged as collateral. The Promissory
Notes are currently in default. D&H has filed suit against USFG No. 2 and others seeking damages in connection with such default. D&H has now filed a motion with the court seeking to amend its petition to include the remedy of judicial foreclosure of the D&H Shares. At this time, however, although D&H possesses voting power over the D&H Shares, D&H and USFG No. 2 jointly hold investment power (subject to the TRO and the Agreed Temporary Order) over the D&H Shares. D&H has transferred the voting power over the D&H Shares and has appointed USFG No. 2 its proxy with respect to the D&H Shares until December 31, 1997.

    The Company believes, based on discovery in the case, that the efforts of Ditto Properties and Donald Ditto, Sr. were designed as an attempted hostile takeover of the Company. In addition, the Company has filed a separate lawsuit against Ditto Properties in Dallas, County, Texas, seeking over $100,000,000 in damages and the reimbursement of expenses alleging that Ditto Properties and Donald Ditto, Sr. interfered with Company business transactions and proposed financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses.

    In connection with the litigation proceedings, the Company has incurred legal expenses on its own behalf and, in addition, has funded the legal expenses of the Defendants incurred in connection with the suit. Management has caused funds to be advanced on behalf of the Defendants to try to prevent the Litigation from adversely impacting the Company's ability to pursue acquisitions and related funding strategies. USFG No. 2 and Mr. Moore have entered into an agreement with the Company pursuant to which Mr. Moore has agreed to reimburse such legal fees and expenses deemed personal in nature by the Board. The Board has determined that approximately 50% of the legal fees paid to the Company's and Mr. Moore's counsel through October 24, 1996, the date of the Temporary Order, should be reimbursed by USFG No. 2 to the Company and that all of such fees and expenses after such date should be reimbursed to the Company. See Notes to the Company's Consolidated Financial Statements.

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

    In their lawsuit, Ms. Tapp and Mr. Steeds, (former employees of the Company) each allege damages in excess of $29 million for breach of contract, conspiracy and tortious conduct, as well as mismanagement, misappropriation of corporate assets and self-dealing by Company officers and directors. Their breach of contract claims include allegations that the Company breached an agreement purporting to convey up to 20% of the issued and outstanding shares of MAC and ISCC to each of Ms. Tapp and Mr. Steeds, and certain other alleged agreements. The Company believes that all of Ms. Tapp's and Mr. Steeds' claims are without merit and has filed an answer and counterclaim against Ms. Tapp and a plea in abatement and is vigorously defending the lawsuit. In addition, the Company has filed a third party petition against Mr. Steeds. The Company maintains that there were no such contractual agreements with Ms. Tapp and Mr. Steeds and that they are not owed anything by the Company or any of the other defendants in this case. The Company further denies conspiring to injure either Ms. Tapp or Mr. Steeds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                       PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is traded in the over-the-counter market and is listed in the pink sheets under the symbol "HIRE." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, which were obtained from a market maker for the Common Stock.
Such prices are as follows:


Period                                         High      Low
------                                         -----    -----

1995
  1st Quarter...............................   $ .13    $ .13
  2nd Quarter...............................     .13      .13
  3rd Quarter...............................     .25      .25
  4th Quarter...............................     .25      .25

1996
  1st Quarter...............................   $ .62    $ .25
  2nd Quarter...............................    1.75      .50
  3rd Quarter...............................    3.75     2.00
  4th Quarter...............................    4.00     3.00


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

    The Company has not sold any securities during 1996 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). During 1996, the Company granted options to purchase 30,000 shares of Common Stock to Mr. Donald Bailey, a member of the Board of Directors of the Company; and subsequent to December 31, 1996, the Company granted options to purchase 30,000 shares of Common Stock to Samuel E. Hunter, a recently named member of the Board of Directors of the Company. In addition, the Company granted stock options to J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company, and M. Ted Dillard, President of the Company, to purchase 155,000 and 105,000 shares of Common Stock, respectively. See Note 7 to the Company's Consolidated Financial Statements for a discussion of the terms of these options.

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

                                             YEAR ENDED DECEMBER 31,
                                        ----------------------------------
STATEMENT OF OPERATIONS DATA             1996          1995         1994
----------------------------            -------       -------      -------
                                       (in Thousands, except per share data)

Net service revenues..............      $27,430       $19,358      $15,233
Gross margin......................        7,755         5,026        4,101
Income before income taxes and
  extraordinary item..............        1,764           346           16
Income before extraordinary
  item............................        1,539           286           16
Net income........................        1,785           461          224
Primary earnings per share:
   Before extraordinary item......          .84           .16          .01

   Net income.....................          .98           .26          .13
Fully diluted earnings per share:
   Before extraordinary item......          .83           .16          .01
   Net income.....................          .96           .26          .13



                                                 AS OF DECEMBER 31,
                                        ----------------------------------
BALANCE SHEET DATA                       1996          1995          1994
------------------                      -------       -------      -------
                                                  (in Thousands)
(End of Period):
Working Capital...................      $   95        $(1,060)     $(1,142)
Total assets......................       5,204          3,007        2,563
Short-term debt and current
  maturities......................         520            669          102
Long-term debt....................          68             90          113
Stockholders' equity (Capital
  deficiency).....................       1,188           (452)        (913)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

    Net service revenues increased approximately 41.7% to $27.4 million in 1996, compared to $19.3 million for 1995. Permanent placement revenues increased approximately 37.8% to $12.6 million in 1996, compared to $9.1 million in 1995. Specialty service revenues increased approximately 77.0% to $7.4 million in 1996, compared to $4.2 million in 1995. Contract placement revenues increased approximately 22.9% to $7.4 million in 1996 compared to $6.0 million in 1995. The increases in revenues in 1996 were primarily attributable to the Company's continued focus on high margin, high-end niche markets as demonstrated by the redeployment of Company management and marketing resources and the opening of two new local offices (Austin, Texas and Raleigh, North Carolina) to service IT clients in those areas, further implementation of the Company's single source provider strategy through the continued training and development of the Company's local office management staff which resulted in sales growth within existing offices and continued demand for the Company's services.

    Gross margin increased approximately 54.3% to $7.8 million in 1996, compared to $5.0 million in 1995. Gross margin as a percentage of net service revenues increased to 28.3% in 1996 from 26.0% in 1995, primarily as a result of the Company's focus on higher margin business, particularly IT, and the Company implementing cost reduction programs allowing fixed costs to be spread over a larger revenue base.

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

    Other expenses increased approximately $105,000 to $288,000 in 1996, compared to $183,000 in 1995, primarily due to increased losses from joint venture operations and a writedown of a long-lived asset.

    Provisions for income taxes increased to approximately $225,000 in 1996 from approximately $60,000 in 1995, as a result of increases in the Company's taxable income.

    As a result of the above factors, net income increased approximately 287.5% to $1.8 million in 1996, as compared to $461,000 in 1995.

1995 COMPARED TO 1994

    Net service revenues increased approximately 27.1% to $19.3 million in 1995, compared to $15.2 million in 1994. Permanent placement revenues increased approximately 22.1% to $9.1 million in 1995, compared to $7.4 million in 1994. Specialty service revenues increased approximately 46.2% to $4.2 million in 1995, compared to $2.9 million in 1994. Contract placement revenues increased approximately 23.4% to $6.0 million in 1995, compared to $4.9 million in 1994. The increases in revenues in 1995 were primarily attributable to the implementation of the Company's strategy to focus on high-end niche markets, the Company's expansion of its specialty service offerings in all of its offices as part of the Company's strategy to become a single source provider of staffing solutions and continued demand for the Company's services.

    Gross margin increased approximately 22.6% to $5.0 million in 1995, compared to $4.1 million in 1994. Gross margin as a percentage of net service revenues decreased to 26.0% in 1995 from 26.9% in 1994, primarily as a result of increases in employee payroll expenses, as well as specialty service and contract labor compensation, to meet competitive pressures.

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

    Provision for income taxes increased to approximately $60,000 in 1995 from zero in 1994, as a result of increases in the Company's taxable income.

    As a result of the above factors, net income increased approximately 105.2% to $461,000 in 1995, compared to $224,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $95,000 at December 31, 1996, compared with a working capital deficit of $1.1 million at December 31, 1995. The increase in working capital of approximately $1.2 million during 1996 was primarily due to the Company's profitable operations.

    Cash flow provided by operating activities of $1.7 million resulted primarily from the profitable operation of the Company and an increase in trade accounts payable and accrued expenses, which supported increases in trade accounts receivable resulting from revenue growth. The Company made capital expenditures of approximately $530,000 in 1996, primarily to improve its facilities and back office. In addition, the Company made approximately $160,000 in loans and advances to related parties in 1996. Net reductions in debt associated with financing activities approximated $218,000 in 1996.

    The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of factored receivables, based on the number of days the receivable is outstanding. The proceeds from factored accounts receivable were used to fund the operations of the Company's business during 1996, 1995 and 1994. In addition, in 1996 a subsidiary of the Company entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements. The term of the credit agreement is for one year but may be renewed if the subsidiary and lender so agree. Fees and interest are based on the monthly average outstanding balance under the line of credit. The amount available under the line of credit is based upon eligible accounts receivable up to a maximum aggregate amount not to exceed the lesser of 85% of the aggregate amount of eligible receivables or $1.0 million. The subsidiary had approximately $740,000 in accounts receivable at December 31, 1996. All eligible receivables are pledged as collateral. Interest is payable monthly at prime plus 2.5% (11% at December 31, 1996) plus an administrative fee of .6% on the average daily outstanding balance during the preceding month. The loan requires that the monthly interest and administrative fees be at least $7,500. At December 31, 1996, borrowings under the line of credit amounted to approximately $108,000. The loan agreement requires the Company to maintain positive cash flow (as defined) and net income of no less than $50,000 per quarter and restricts dividend payments and certain transactions of such subsidiary with its affiliates.

    In August 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% (11% at December 31, 1996) and the fixed assets financed are pledged as collateral. The line of credit will convert into long-term debt upon $300,000 being advanced, depending upon the Company's continued relationship with the lender. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%. In addition, the Company has pledged as collateral on this line of credit $450,000 of one of its subsidiary company's accounts receivable. The outstanding balance of approximately $98,000 under this line of credit is reflected in other short-term debt in the Consolidated Balance Sheet at December 31, 1996.

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

    None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


                                                  PRESENT
                                               OFFICE(S) HELD      DIRECTOR
DIRECTORS AND EXECUTIVE OFFICERS   AGE         IN THE COMPANY       SINCE
--------------------------------   ---         --------------      --------
J. Michael Moore................    50       Chairman and Chief      1991
                                              Executive Officer

M. Ted Dillard..................    44      President, Secretary     1991
                                                and Treasurer

Douglas G. Furra................    35     Chief Financial Officer      -

Donald A. Bailey................    54              None             1991

Samuel E. Hunter................    62              None             1997


    J. MICHAEL MOORE has served as the Chairman of the Board of Directors of the Company since May 1991. Mr. Moore has served as Chief Executive Officer of the Company since May 1993. He has been President and Chief Executive Officer of United States Funding Group, Inc. a Texas corporation ("USFG"), since 1986. USFG has been involved in acquiring, from the Resolution Trust Corporation and the Federal Deposit Insurance Corporation, real estate and notes secured primarily by real estate, located within the United States. Mr. Moore is the sole shareholder of USFG-DHRG L.P. No. 2, Inc., a Texas corporation. See "Principal Shareholders and Stock Ownership of Management."

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

    DOUGLAS G. FURRA has served as the Chief Financial Officer of the Company since June 1997. Prior to that, he was with Weaver and Tidwell, L.L.P., the Company's previous independent auditors, from 1985 until June 1997. Mr. Furra was the audit manager on the Company's audits by Weaver and Tidwell, L.L.P. from January 1992 to May 1997. Mr. Furra is a Certified Public Accountant.

    DONALD A. BAILEY has served on the Board of Directors of the Company since May 1991. Since 1989 Mr. Bailey has been the President of Bailey Capital Group, Ltd., an investment banking concern, and Diamond Bay Securities Corp., a registered NASD broker dealer. From January 1993 until January 1994, Mr. Bailey was acting President of the Company. Since September 1993, Mr. Bailey has been President of Human Resources Corporation, an employee leasing concern. Mr. Bailey is also engaged in various other business activities.

    SAMUEL E. HUNTER was elected to the Board of Directors of the Company on February 28, 1997, by unanimous vote of the Board of Directors. Since 1993, Mr. Hunter has served as managing director for equities trading for Ormes Capital Markets, Inc. in New York City. From 1989 to 1993 he served as managing director of Invemed Associates in New York City. From 1986 to 1989 he served as a senior vice president of Drexel Burnham Lambert, Inc. Mr. Hunter is also engaged in various other business activities.

    None of the directors or executive officers is related to any other executive officer or director of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

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

    The Company contemplates entering into an employment agreement with Mr. Furra which it is anticipated will provide that: (i) compensation payable to Mr. Furra will be $96,000 per annum; (ii) the term of employment shall be for one year commencing June 1, 1997, and renewing for successive one year terms unless either the Company or Mr. Furra determine not to renew; (iii) Mr. Furra shall be the Chief Financial Officer of the Company; (iv) Mr. Furra shall receive options for the purchase of 30,000 shares of Common Stock to be exercisable on the following dates, in the following amounts, and for the following exercise prices: (A) on May 31, 1998, 10,000 shares of Common Stock at $4.00 per share and (B) on May 31, 1999 and 2000, 10,000 shares of Common Stock at the lesser of $8.00 per share or the price per share at which the Company first effectuates a public sale of its Common Stock in 1997 or 1998 using an investment banking firm chosen by the Board of Directors; and (v) Mr. Furra shall have the right to participate in all of the benefit, bonus and incentive compensation plans of the Company and its subsidiaries at the discretion of the compensation commitee of the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Non-employee members of the Board of Directors currently receive $1,000 for each Directors' meeting attended. Members of the Board of Directors who are also employees of the Company currently receive $500 for each Directors' meeting attended. As of the year ended December 31, 1996, $5,500 of such Directors' fees owed to Messrs. Moore ($1,000), Bailey ($2,500) and Dillard ($2,000), respectively, had been accrued but not paid. Nonemployee directors are also eligible for stock option grants under the Company's Amended and Restated 1996 Nonqualified Stock Option Plan.

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

                         SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                  ANNUAL COMPENSATION                     AWARDS
                                        -----------------------------------------   ------------------
                                                                                        SECURITIES
                                                                  OTHER ANNUAL          UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY($)   BONUS($)   COMPENSATION($)(1)   OPTIONS/SARS(#)(2)   COMPENSATION($)
---------------------------     ----    ---------   --------   ------------------   ------------------   ---------------
J. Michael Moore...........     1996     $117,000    $37,585        $ 1,500               155,000             $  -
  Chairman and Chief            1995       87,000      7,996          1,000                50,000                -
   Executive Officer            1994       61,500          -          1,500                     -                -

M. Ted Dillard.............     1996     $111,314    $27,216        $ 1,500               105,000             $  -
  President, Secretary          1995       78,000      2,962          1,000                50,000                -
   and Treasurer                1994       61,500          -          1,500                     -                -

Anthony J. Bruno(3)........     1996     $ 56,625    $15,000        $50,500                     -             $  -
  President Management          1995            -          -         49,305                     -                -
   Alliance Corporation         1994            -          -              -                     -                -

James L. Woo(4)............     1996     $ 96,000    $13,188        $     -                     -             $  -
  Executive Vice-President      1995       81,000          -              -                     -                -
   Management Alliance          1994       59,340     10,961              -                     -                -
   Corporation

-------------------
    (1) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus. Includes directors fees for each of Mr. Moore and Mr. Dillard of $1,500, $1,000 and $1,500 in 1996, 1995 and 1994, respectively.

    (2) All options granted in 1996 were granted pursuant to the Company's 1996 Nonqualified Stock Option Plan.

    (3) Mr. Bruno became a full-time consultant of the Company in June 1995. Mr. Bruno was named President of Management Alliance Corporation, a wholly-owned subsidiary of the Company, in August 1996. Amounts shown under Other Annual Compensation reflect amounts paid to Mr. Bruno in his capacity as a full-time consultant, including a housing allowance of $3,000 in 1996.

    (4) Mr. Woo became the Executive Vice-President of Management Alliance Corporation, a wholly-owned subsidiary of the Company, in August 1996.

STOCK OPTION GRANTS DURING 1996

    The following table provides information with respect to the Named Executive Officers concerning the grant of options to acquire Common Stock in 1996.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE OF ASSUMED
                                                                                         ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION
                                               INDIVIDUAL GRANTS                          FOR OPTION TERM(2)
                         ------------------------------------------------------------    ---------------------
                            NUMBER OF       % OF TOTAL
                           SECURITIES      OPTIONS/SARS
                           UNDERLYING       GRANTED TO       EXERCISE
                          OPTIONS/SARS     EMPLOYEES IN      OR BASE       EXPIRATION
NAME                     GRANTED (#)(1)    FISCAL YEAR     PRICE ($/SH)       DATE        5% ($)      10% ($)
----                     --------------    ------------    ------------    ----------    -------      --------
J. Michael Moore.......     155,000            59.6%           (3)          12-31-01     $53,475      $119,970

M. Ted Dillard.........     105,000            40.4%           (4)          12-31-01     $36,225      $ 81,270

Anthony J. Bruno.......           -               -             -                  -           -             -

James L. Woo...........           -               -             -                  -           -             -


-------------------
    (1) All of the options granted to Named Executive Officers in 1996 were granted under the Company's 1996 Amended and Restated Nonqualified Stock Option Plan.

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

              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                         OPTIONS/SARS AT FISCAL     IN-THE-MONEY OPTIONS/SARS
                                                            YEAR END (#)(1)        AT FISCAL YEAR END ($)(1)(2)
                             SHARES                      ----------------------    ----------------------------
                          ACQUIRED ON        VALUE            EXERCISABLE/                 EXERCISABLE/
NAME                      EXERCISE (#)    REALIZED ($)       UNEXERCISABLE                UNEXERCISABLE
----                      ------------    ------------       --------------               -------------
J. Michael Moore.......        -             $  -            127,500/77,500                 $100,000/$0

M. Ted Dillard.........        -                -            102,500/52,500                 $100,000/$0

Anthony J. Bruno.......        -                -                         -                           -

James L. Woo...........        -                -                         -                           -

-------------------
    (1) The amounts under the headings entitled "Exercisable" reflect vested options as of December 31, 1996 and the amounts under the headings entitled "Unexercisable" reflect options that have not vested as of December 31, 1996.

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

PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

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

                                                    SHARES BENEFICIALLY
                                                         OWNED(1)(2)
                                                ---------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER           PERCENT
------------------------------------            -------------     ---------

USFG-DHRG L.P. No. 2, Inc. ..............         899,200(3)         55.0%
12801 N. Central Expwy, Ste. 260
Dallas, TX 75243

J. Michael Moore.........................       1,026,700(4)         58.2%

Gary K. Steeds...........................          93,500(5)          5.7%

Donald R. Ditto, Sr. ....................         125,000(6)          7.6%

Donald A. Bailey.........................          84,600(7)          5.0%

D&H Partners, L.P.,
  a Delaware limited partnership.........         255,700(8)         15.6%

M. Ted Dillard...........................         102,500(9)          5.9%

Samuel E. Hunter.........................           2,500(10)           *

All directors and executive officers as a
 group (6 persons)(1)(2)(4)(7)(9)(10)....       1,216,300            63.3%

-------------------
     *   Represents less than 1% of outstanding Common Stock.

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

     3. The 899,200 shares (the "Shares") were originally comprised of two blocks of shares, including 255,700 shares (the "D&H Shares") previously owned by D&H Partners, L.P., a Delaware limited partnership ("D&H"). Beneficial ownership of the Shares was ultimately acquired by USFG-DHRG L.P. No. 2, Inc. (the "Controlling Shareholder") from Ditto Properties Co. ("DPC") as a result of a series of transactions culminating in March of 1993. DPC has since filed a lawsuit against the Controlling Shareholder (the "Litigation") in which it is claiming, among other things, that its sale of the Shares to the Controlling Shareholder in March 1993 pursuant to a stock purchase agreement should be rescinded. DPC has also filed a Schedule 13D (the "Schedule 13D") claiming that it is the beneficial owner of the Shares based on a successful outcome of DPC's rescission claim. See Item 3.

    With respect to the Litigation, and based on the position taken by the Controlling Shareholder in documents filed in the Litigation and after consultation with its trial counsel, the Controlling Shareholder has informed the Company that it believes that (i) the likelihood of rescission being granted on DPC's rescission claims is remote, (ii) the Controlling Shareholder is currently subject to a Temporary Restraining Order ("TRO") issued by the court in the Litigation which enjoins the Controlling Shareholder from transferring the Shares, (iii) under the terms of the TRO, the Controlling Shareholder retains sole voting power over the Shares, subject to the rights of D&H set forth below and in note 8, (iv) an agreement was reached by the parties and approved by the court (the "Agreed Temporary Order"), which provides as follows:
(a) the Controlling Shareholder shall, at its option, either deposit the certificates representing the Shares that it has in its possession (the "Certificates") or the sum of $1,500,000 (the "Cash Deposit") with a Special Master appointed by the court; (b) in the event that the Controlling Shareholder elects to deposit and does deposit the Certificates, the Controlling Shareholder may vote, sell or otherwise dispose of the Shares, subject only to the final approval of the Special Master; (c) in the event that the Controlling Shareholder elects to deposit and does deposit the Cash Deposit with the Special Master, the Controlling Shareholder may vote, sell or otherwise transfer the Shares without the approval of the Special Master, subject to the rights of D&H set forth below and in note 8;
and (d) upon the delivery of the Certificates or the Cash Deposit to the Special Master, the TRO will automatically be dissolved. The D&H Shares are still registered in the name of D&H and are subject to purchase price promissory notes (the "Promissory Notes") and a security agreement (the "Security Agreement") pursuant to which the D&H Shares are pledged as collateral. The Promissory Notes are currently in default, and D&H has instituted litigation with respect to the Promissory Notes and the Security Agreement. See Note 8, below. With respect to the D&H Shares, therefore,
D&H now possesses voting power and D&H and the Controlling Shareholder jointly hold investment power (subject to the TRO and the Agreed Temporary Order). D&H has transferred the voting power over the D&H Shares and has appointed the Controlling Shareholder its proxy with respect to the D&H
Shares until December 31, 1997.

     4. Includes the Shares beneficially owned by the Controlling Shareholder (as J. Michael Moore owns all of the capital stock of the Controlling Shareholder) as described above in note 3, and 77,500 shares of Common Stock issuable upon exercise of options within 60 days.

     5. The last known address in the Company's records of Mr. Steeds is 5528 Inverrary, Dallas, Texas 75287. The Company is currently contesting Mr. Steeds' ownership of these shares.

     6. Does not include the alleged beneficial ownership of the Shares discussed above in note 3. Although DPC has asserted in the Litigation and in the Schedule 13D discussed above in note 3 that Donald R. Ditto, Sr. is the beneficial owner of the Shares (as manager of DPC) by virtue of such claim for rescission, the Controlling Shareholder has informed the Company that it believes that the likelihood of rescission being granted on such claim is remote. The Company is also currently contesting Mr. Ditto's ownership of 100,000 of the shares listed in the above table. The address of Mr. Ditto is Route 2, Box 21633, Winnsboro, Texas 75494.

     7. Includes 2,500 shares of Common Stock issuable upon the exercise of options within 60 days. Does not include the D&H Shares, which are beneficially owned by the Controlling Shareholder and which are subject to the Security Agreement granting D&H, of which Donald A. Bailey is a partner, a security interest in such shares. See discussion below in note 8 for further information as to the beneficial ownership of the D&H Shares. The address of Mr. Bailey is 2351 W. Northwest Highway, Suite 3120, Dallas, Texas 75220.

     8. As discussed above in note 3, the D&H Shares are registered in the name of D&H. The Promissory Notes and the Security Agreement were originally entered into between USFG/DHRG #1 Ltd. ("No. 1") and D&H when No. 1 purchased such shares from D&H. Subsequent transactions (some of which are the subject of the Litigation discussed above in note 3), including the signing of "Renewal, Extension and Modification of Promissory Notes" (the "Renewal") by the Controlling Shareholder have transferred beneficial ownership of the D&H Shares, and the obligation to pay for them, to the Controlling Shareholder. At this time both of the Promissory Notes and the Renewal are in default. D&H has filed suit against the Controlling Shareholder and others seeking damages in connection with such default. D&H has now filed a motion with the court seeking to amend its petition to include the remedy of judicial foreclosure of the D&H Shares. At this time, however, although D&H currently possesses voting power with respect to the D&H Shares, D&H and the Controlling Shareholder jointly hold investment power (subject to the TRO and the Agreed Temporary Order discussed above in note 3). D&H has transferred the voting power over the D&H Shares and has appointed the Controlling Shareholder its proxy with respect to the D&H Shares until December 31, 1997.

     9. Includes 52,500 shares of Common Stock issuable upon the exercise of options within 60 days.

     10. Includes 2,500 shares of Common Stock issuable upon the exercise of options within 60 days. The address of Mr. Hunter is 55 Broadway, 10th Floor, New York, NY 10006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1996 and 1995, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $160,000 and $25,000, respectively. As these amounts are to be repaid by Mr. Moore, they have been recorded as receivables. Of the $160,000 in 1996, approximately $105,000 (which represents approximately 50% of the total legal expense) relates to litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part I, Item 3 Legal Proceedings.) With respect to the $105,000, Mr. Moore has executed a noninterest bearing promissory note to the Company which has a six month maturity and is expected to be repaid during 1997. The balance of the $160,000 consists of approximately $24,000 of advances and approximately $31,000 of interest bearing notes. These notes bear interest at 10% and require monthly principal and interest payments over 36 months. None of these receivables are collaterized. The $105,000 note and the $24,000 of advances are reported as receivables from related party in the Stockholders' Equity section of the Consolidated Balance Sheet. The $31,000 of notes are included in notes receivable - related party.

    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of providing personnel services to certain businesses requiring minority suppliers and others. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides CFS, Inc. with personnel and contract labor on a subcontractor basis. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of CFS, Inc. The majority shareholder of CFS, Inc. purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on her investment in CFS, Inc. or on this transaction. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations. The joint venture had assets of approximately $150,000 and liabilities of approximately $361,000 at December 31, 1996. The joint venture recorded net losses for the years ended December 31, 1996 and 1995, respectively of approximately $139,000 and $74,000. Accordingly, the Company recognized approximately $90,000 and $48,000, respectively, in losses from joint venture operations in the Consolidated Statement of Operations for the year ended December 31, 1996 and 1995.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  (i) and (ii) Financial Statements and Schedules.

          Reference is made to the listing on page 22 of all financial statements and schedules filed as a part of this report.

          All other schedules are omitted as they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          (iii)  Exhibits

          Reference is made to the Index to Exhibits on pages 45 through 48 for a list of all exhibits filed as part of this report.

          (b)  Reports on Form 8-K.

          Not Applicable.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Diversified Corporate Resources, Inc.


Date: June 18, 1997                       By:      /s/  J. Michael Moore
                                             --------------------------------
                                              J. Michael Moore
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ J. Michael Moore                  Chairman and Chief Executive Officer
-----------------------------------
    J. Michael Moore


/s/ M. Ted Dillard                    President, Secretary and Director
-----------------------------------
    M. Ted Dillard

/s/ Douglas G. Furra                  Chief Financial Officer and Principal
-----------------------------------   Financial Officer
    Douglas G. Furra

/s/ Donald A. Bailey                   Director
-----------------------------------
    Donald A. Bailey

/s/ Samuel E. Hunter                   Director
-----------------------------------
    Samuel E. Hunter

                          INDEX TO FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES



                                                                        Page No.

Report of Independent Accountants

     Coopers & Lybrand L.L.P. . . . . . . . . . . . . . . . . . . . . . .   23

     Weaver and Tidwell, L.L.P. . . . . . . . . . . . . . . . . . . . . .   24

Consolidated Balance Sheets - December 31, 1996, and 1995 . . . . . . . .   25

Consolidated Statements of Operations - Years Ended
     December 31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . .   26

Consolidated Statements of Stockholders' Equity
(Capital Deficiency) - Years Ended
     December 31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . .   27

Consolidated Statements of Cash Flows - Years Ended
     December 31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . .   28

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .   29

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .   43

Schedule II - Valuation and Qualifying Accounts -
Years Ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . .   44



    All other schedules have been omitted because they are either not applicable or the information required by the schedule is included in the financial statements or the notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

    We have audited the accompanying consolidated balance sheet of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    As discussed in Note 1, the previously issued consolidated financial statements of Diversified Corporate Resources, Inc. and Subsidiaries as of and for the year ended December 31, 1996, have been restated.


                                       COOPERS & LYBRAND L.L.P.

Dallas, Texas
May 30, 1997

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Diversified Corporate Resources, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheet of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule for the years ended December 31, 1995 and 1994 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
April 9, 1996

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                   December 31,
                                                            ------------------------
                                                                1996         1995
                                                            -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents ............................... $  612,512   $     6,239
  Trade accounts receivable, less allowances
    of approximately $494,000 and $412,000, respectively...   3,387,138    2,140,623
  Notes receivable-related party...........................       9,326       13,052
  Prepaid expenses and other current assets ...............      34,443       96,805
                                                            -----------  -----------
      TOTAL CURRENT ASSETS ................................   4,043,419    2,256,719
EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, NET ......     807,997      467,043
OTHER ASSETS:
  Investment in and advances to joint venture .............     152,905      103,838
  Notes receivable-related party ..........................      21,690            -
  Other ...................................................     177,879      179,153
                                                            -----------  -----------
                                                            $ 5,203,890  $ 3,006,753
                                                            -----------  -----------
                                                            -----------  -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


CURRENT LIABILITIES:

  Trade accounts payable and accrued expenses ............. $ 3,329,616  $ 2,517,889
  Book overdraft ..........................................      98,158      129,235
  Borrowings under factoring and loan agreements ..........     400,682      647,650
  Other short-term debt ...................................      97,652            -
  Current maturities of long-term debt ....................      21,834       21,603
                                                            -----------  -----------
      TOTAL CURRENT LIABILITIES ...........................   3,947,942    3,316,377

DEFERRED LEASE RENTS ......................................           -       52,531

LONG-TERM DEBT ............................................      68,157       90,048

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized, none issued ...............................           -            -
  Common stock, $.10 par value; 10,000,000 shares
    authorized, 1,881,161 shares issued ...................     188,116      188,116
  Additional paid-in capital ..............................   3,615,151    3,615,151
  Accumulated deficit .....................................  (2,301,108)  (4,086,045)
  Common stock held in treasury (245,849 and 122,950
    shares, respectively), at cost ........................    (185,175)    (169,425)
                                                            -----------  -----------
  Receivables from related party ..........................    (129,193)           -
                                                            -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) .....   1,187,791     (452,203)
                                                            -----------  -----------
                                                            $ 5,203,890  $ 3,006,753
                                                            -----------  -----------
                                                            -----------  -----------

                   See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1996          1995           1994
                                                 -----------   -----------   -----------
NET SERVICE REVENUES:
  Permanent placement .......................... $12,573,995   $ 9,124,545   $ 7,471,318
  Specialty services ...........................   7,451,563     4,209,685     2,879,143
  Contract placement ...........................   7,404,730     6,023,655     4,882,253
                                                 -----------   -----------   -----------
                                                  27,430,288    19,357,885    15,232,714

COST OF SERVICES ...............................  19,675,352    14,332,011    11,131,682
                                                 -----------   -----------   -----------

GROSS MARGIN ...................................   7,754,936     5,025,874     4,101,032

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .....................................  (5,702,992)   (4,497,097)   (4,146,979)
OTHER INCOME (EXPENSES):
  Gain on foreclosure of division assets .......           -        22,815       133,000
  Loss from joint venture operations ...........     (90,313)      (47,826)            -
  Interest expense, net ........................    (235,327)     (237,111)     (140,916)
  Other, net ...................................      37,282        79,271        70,127
                                                 -----------   -----------   -----------
                                                    (288,358)     (182,851)       62,211
                                                 -----------   -----------   -----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM .......................   1,763,586       345,926        16,264
INCOME TAXES-current expense ...................    (224,774)      (60,054)            -
                                                 -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM ...............   1,538,812       285,872        16,264
EXTRAORDINARY ITEM - gain on debt
  restructuring, net of income tax .............     246,125       174,811       208,212
                                                 -----------   -----------   -----------
NET INCOME ..................................... $ 1,784,937   $   460,683   $   224,476
                                                 ===========   ===========   ===========

PRIMARY EARNINGS PER SHARE:
  Income before extraordinary item ............. $       .84   $       .16   $       .01
  Extraordinary item ...........................         .14           .10           .12
                                                 -----------   -----------   -----------
      Total .................................... $       .98   $       .26   $       .13
                                                 ===========   ===========   ===========

Weighted average common and common equivalent
  shares outstanding ...........................   1,814,016     1,758,211     1,758,211
                                                 ===========   ===========   ===========

FULLY DILUTED EARNINGS PER SHARE:
  Income before extraordinary item ............. $       .83   $       .16   $       .01
  Extraordinary item ...........................         .13           .10           .12
                                                 -----------   -----------   -----------

      Total .................................... $       .96   $       .26   $       .13
                                                 ===========   ===========   ===========

Weighted average common and common equivalent
  shares outstanding ...........................   1,860,284     1,758,211     1,758,211
                                                 ===========   ===========   ===========

                   See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                  Receivables
                                          Additional                                 from
                                Common     paid-in     Accumulated    Treasury      related
                                stock      capital      deficit        stock         party         Total
                               --------   ----------   -----------   ----------   -----------   ----------
BALANCE, January 1,
  1994 ....................... $188,116   $3,615,151   $(4,771,204)  $(169,425)    $       -   $(1,137,362)
Net income ...................        -            -       224,476           -             -       224,476
                               --------   ----------   -----------   ---------     ---------   -----------
BALANCE, December 31,
  1994 ....................... $188,116    3,615,151    (4,546,728)   (169,425)            -      (912,886)
Net income ...................        -            -       460,683           -             -       460,683
                               --------   ----------   -----------   ---------     ---------   -----------
BALANCE, December 31,
  1995 ....................... $188,116    3,615,151    (4,086,045)   (169,425)            -      (452,203)
Net income ...................        -            -     1,784,937           -             -     1,784,937
Treasury stock purchase ......        -            -             -     (15,750)            -       (15,750)
Advances to a related party...        -            -             -           -      (129,193)     (129,193)
                               --------   ----------   -----------   ---------     ---------   -----------
BALANCE, December 31,
  1996 ....................... $188,116   $3,615,151   $(2,301,108)  $(185,175)    $(129,193)  $ 1,187,791
                               ========   ==========   ===========   =========     =========   ===========


             See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                               1996         1995        1994
                                           -----------   ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income............................   $ 1,784,937   $ 460,683   $ 224,476
  Adjustments to reconcile net
   income to cash provided by
   operating activities:
    Extraordinary item..................      (246,125)   (174,811)   (208,212)
    Depreciation and amortization.......       188,760     132,183      86,026
    Provision for allowances............        81,434     207,363      41,266
    Equity in loss of joint venture.....        90,313      47,336          --
    Fixed assets from foreclosure.......            --          --    (177,884)
    Write-down of long-lived assets.....        37,462          --          --
    Deferred lease rents................       (52,531)    (65,067)    (80,273)
  Changes in operating assets and
   liabilities:
    Accounts receivable.................    (1,327,949)   (473,232)   (897,748)
    Receivable from net assets
     foreclosed.........................            --          --     236,973
    Refundable federal income taxes.....            --          --      30,779
    Prepaid expenses and other
     current assets.....................        62,363      60,573    (150,919)
    Other assets........................         9,379      17,697    (112,945)
    Trade account payable and
     accrued expenses...................     1,057,852     463,735     731,677
                                           -----------   ---------   ---------
      Cash provided by (used in)
       operating activities.............     1,685,895     676,460    (276,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................      (529,714)   (312,396)   (157,014)
  Deposits..............................       (45,567)    (35,606)    (22,442)
  Loans and advances to related parties.      (160,209)         --          --
  Repayment from related parties........        13,052      23,844      18,104
  Obligations resulting from
   restructuring/settlement
   agreements...........................            --     (20,634)   (217,150)
  Net advances to joint venture.........      (139,380)   (151,175)         --
                                           -----------   ---------   ---------
    Cash used in investing activities...      (861,818)   (495,967)   (378,502)

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowing under short-term debt.......        97,652          --      10,000
  Issuance of notes payable.............            --          --      50,000
  Repayment of short-term debt..........            --     (64,500)   (110,000)
  Increase (decrease) in borrowing
   under factoring and loan agreements..      (246,968)    110,637     396,931
  Purchase of treasury stock............       (15,750)         --          --
  Principal payments under long-term
   debt obligations.....................       (21,660)    (18,277)    (30,397)
  Book overdraft........................       (31,078)   (246,329)    265,118
                                           -----------   ---------   ---------
    Cash provided by (used in)
     financing activities...............      (217,804)   (218,469)    581,652
                                           -----------   ---------   ---------
    Increase (decrease) in cash
     and cash equivalents...............       606,273     (37,976)    (73,634)
  Cash and cash equivalents at
   beginning of year....................         6,239      44,215     117,849
                                           -----------   ---------   ---------
  Cash and cash equivalents at
   end of period........................   $   612,512   $   6,239   $  44,215
                                           ===========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid during the year for
   interest ............................   $   249,000   $ 264,000   $ 163,000
  Cash paid during the year for
   income tax...........................   $    13,601   $      --   $      --

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

NATURE OF OPERATIONS AND CONCENTRATION OF CREDIT RISK

    The Company is a Texas corporation and is engaged, through its subsidiaries, in the permanent and specialty placement of personnel in various industries, and in contract placement services. The Company operates offices in Dallas, Houston and Austin, Texas; Atlanta, Georgia; Kansas City, Missouri; Chicago, Illinois; and Raleigh, North Carolina. The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive offices provide centralized training, payroll, collections and certain accounting and administrative services for its offices. The Company maintains cash on deposit in interest bearing accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

REVENUE RECOGNITION AND COST OF SERVICES

    Fees for placement of permanent personnel are recognized as income at the time the applicants accept employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Revenue from specialty services and contract placements are recognized upon performance of services by the Company. Cost of services consists of expenses for the operation of the Company's offices, principally commissions, direct wages paid to non-permanent personnel, and payroll taxes. Accounts receivable at December 31, 1996 and 1995, includes approximately $185,000 and $36,000, respectively, of unbilled receivables that were billed in 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 1996, the Company's financial instruments consist of notes receivable from related party and long-term debt. The Company believes that the recorded values approximate fair value.

DEPRECIATION AND AMORTIZATION

    Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets (which range from three to seven years) or the related lease terms, if applicable, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resultant gains or losses are included in the Consolidated Statement of Operations. Maintenance and repair costs are charged to expense as incurred.

           DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. For the years ended December 31, 1996, 1995 and 1994, advertising expenses amounted to approximately $341,000, $410,000 and $384,000, respectively.

EARNINGS PER SHARE

    Earnings per share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are antidilutive).

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, particularly deferred tax assets, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

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

STOCK BASED COMPENSATION

    In October 1995, SFAS No. 123, "Stock Based Compensation," was issued.
This statement requires the Company to choose between two different methods of accounting for employee stock options. The statement defines a fair-value-based method of accounting for employee stock options but allows an entity to continue to measure compensation cost for employee stock options using the accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price equal to or greater than the current market value of the stock. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosure of net income and earnings per share as if the fair value method had been applied in its 1996 and 1995 financial statements. See Note 7 to the consolidated financial statements for a more complete discussion of this matter.

NEW ACCOUNTING PRONOUNCEMENT

    In February, 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which is effective for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and

           DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128.

RECLASSIFICATION AND RESTATEMENT

    Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform to the 1996 presentation. The previously filed December 31, 1996 consolidated financial statements included in the Company's Annual Report on Form 10-K have been restated to (1) reduce stockholders' equity for certain receivables from a related party amounting to approximately $129,000; (2) increase cash flows from operating activities by approximately $533,000; increase cash flows used in investing activities by approximately $438,000; and decrease cash flows used in financing activities by approximately $67,000 in order to properly reflect the nature of the related transactions; (3) increase cash and book overdrafts by approximately $98,000; and (4) increase equipment and the total of short-term debt and trade accounts payable by approximately $106,000. Additionally, certain reclassifications have been made to the previously filed December 31, 1996 consolidated financial statements.

2.  SALE AND REPOSSESSION OF ASSETS:

    In May, 1993, the Company repossessed from one of the purchasers of Company assets most of the assets ("Power Placement Assets") previously sold by the
Company to such purchaser.   Pursuant to an agreement dated December 16, 1993
and after operating the Power Placement Assets since May, 1993, the Company sold the capital stock of Recruiters Network Group, Inc. ("RNG"), a wholly-owned subsidiary of the Company formed to operate these assets, to Donald A. Bailey ("Bailey"), then acting President of and a Director of the Company. As part of the purchase agreement, Bailey provided funding to enable RNG to reimburse the Company for RNG payroll costs; RNG issued a $40,000 promissory note payable to the Company (collateralized by RNG stock, RNG assets and personally guaranteed by Bailey); RNG issued a $15,000 promissory note payable to a former landlord of the Company and guaranteed by Bailey; and one or more affiliates of Bailey released the Company from certain obligations and liabilities totaling approximately $57,000 payable by the Company to Bailey. These promissory notes are reflected as notes receivable-related party in the balance sheet at December 31, 1995. Prior to the sale, the Company had considered closing RNG due to recurring operating losses during 1993. As of December 31, 1996, all promissory notes have been paid in full.

    In December of 1992, another purchaser of Company assets caused both Management Alliance Group Corp., formerly named Financial Recruiters, Inc. ("MAGC"), and Gary K. Steeds, Inc. ("GKS") to seek protection from their respective creditors under the federal bankruptcy laws. In 1993, the Company was able to obtain the necessary court approval to allow the Company to foreclose upon the accounts receivable and certain other assets of MAGC and GKS. The Company foreclosed upon MAGC and GKS assets on January 3, 1994. During December, 1993, the Company formed Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISC"), two wholly owned subsidiary corporations, to operate the employment placement service businesses which MAGC and GKS operated prior to the foreclosure action taken by the Company. The Company's Consolidated Statements of Operations include the operations of these businesses from the date of repossession.

    During the years ended December 31, 1995 and 1994, and due to the various foreclosure transactions described above, the Company has recognized gains of approximately $23,000 and $133,000, respectively, on the foreclosure of divisional assets.

           DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table sets forth the net book value, which approximates fair value, of the MAGC and GKS assets foreclosed upon and repossessed by the Company on January 3, 1994:

                                                        Information
                                          Management      Systems
                                           Alliance     Consulting  Consolidated
                                         Corporation       Corp.      Corporate       TOTAL
                                         -----------    ----------- ------------    ---------
Accounts receivable....................   $ 267,186     $ 228,510     $   1,505     $ 497,201
Receivables from affiliates............     143,955       183,273            --       327,228
Equipment, furniture and leasehold
 improvements, net.....................      99,839        62,386        15,659       177,884
Other assets...........................      26,282            --        87,462       113,744
Accounts payable, office reserves,
 accrued rents and expenses, notes
 and capital lease obligations.........    (387,780)     (311,101)     (128,250)     (827,131)
                                          ---------     ---------     ---------     ---------
                                          $ 149,482     $ 163,068     $ (23,624)    $ 288,926
                                          =========     =========     =========     =========

3.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

    Equipment, furniture and leasehold improvements consist of:

                                                     December 31,
                                                ---------------------
                                                   1996        1995
                                                ---------   ---------
     Computer equipment......................   $ 673,699   $ 397,258
     Office equipment and furniture..........     697,947     511,272
     Leasehold improvements .................     102,785      36,187
     Less accumulated depreciation and
      amortization...........................    (666,434)   (477,674)
                                                ---------   ---------
                                                $ 807,997   $ 467,043
                                                =========   =========

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Trade accounts payable and accrued expenses consist of:

                                               DECEMBER 31,
                                       -------------------------
                                            1996          1995
                                       -----------   -----------

    Trade accounts payable ........... $   517,808   $   739,366
    Accrued expenses .................     712,421       372,850
    Accrued compensation .............   1,761,246     1,031,434
    Self-insured medical reserve .....     159,233       131,053
    Accrued payroll expense ..........     136,194       183,647
    Other ............................      42,714        59,539
                                       -----------   -----------
                                       $ 3,329,616   $ 2,517,889
                                       ===========   ===========

5.  BORROWINGS UNDER FACTORING AND LOAN AGREEMENT AND OTHER SHORT-TERM DEBT:

    During 1996 and 1995, wholly owned subsidiaries of the Company factored certain trade accounts receivable pursuant to factoring agreements. Currently, one of the Company's wholly owned subsidiaries factors its trade accounts receivable with a factoring company that provides for advances up to $1.2 million. The subsidiary had approximately $3.1 million in accounts receivable at December 31, 1996. Funds advanced on the receivables are reported as borrowings. Interest charged on the outstanding balance of the borrowings is based on the base lending rate as defined by the agreement plus 3%. The interest rate and outstanding borrowings under the factoring agreement were 11.25% and approximately $292,000 at December 31, 1996, and 21.16% and approximately $648,000 at December 31, 1995. In addition, the factoring company charges a fee of .6% on the amount of accounts receivable factored.

    On August 26, 1996, one of the Company's wholly owned subsidiaries entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements.
The term of the loan agreement is for one year but may be renewed if the subsidiary and lender so agree. Fees and interest are based on the monthly average outstanding balance under the line of credit. The amount available under the line is based upon eligible accounts receivable up to a maximum aggregate amount not to exceed the lesser of 85% of the aggregate amount of eligible receivables or $1.0 million. The subsidiary had approximately $740,000 in accounts receivable at December 31, 1996. All eligible receivables are pledged as collateral. Interest is payable monthly at prime plus 2.5% (11% at December 31, 1996) plus an administrative fee of .6% on the average daily outstanding balance during the preceding month. The loan requires that the monthly interest and administrative fees be at least $7,500. At December 31, 1996, borrowings under the line amounted to approximately $108,000. The loan agreement requires the Company to maintain positive cash flow (as defined) and net income of no less than $50,000 per quarter and restricts dividend payments and certain transactions of such subsidiary with its affiliates.

    On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% (11% at December 31, 1996) and the fixed assets financed are pledged as collateral. The line of credit will convert into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%. In addition, the Company has pledged as collateral on this line of credit $450,000 of one

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of its subsidiary company's accounts receivable. The outstanding balance of approximately $98,000 under this line is reflected in other short-term debt in the Consolidated Balance Sheet at December 31, 1996.

6.  LONG-TERM DEBT:


                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------

Long-term debt consists of:

Noninterest bearing note due to the Federal
  Deposit Insurance Corporation, quarterly
  installments of $5,000, due October 1997 ........... $ 20,000    $ 40,000

Adjustable rate (approximately 10%) at December 31,
  1996, mortgage note monthly installments of $729
  plus interest, due 2013 ............................   69,991      71,651
                                                       --------    --------
                                                         89,991     111,651
Less current maturities of long-term debt ............  (21,834)    (21,603)
                                                       --------    --------
Total long-term debt ................................. $ 68,157    $ 90,048
                                                       ========    ========


    During the year ended December 31, 1994, the Company settled a 9% adjustable rate note payable to the FDIC and a 10% promissory note also due to the FDIC in November, 1993, for $5,000 down and a non-interest bearing note for $60,000 payable in $5,000 quarterly installments.

    Approximately $95,000 in obligations assumed by third party purchasers during 1991 were recorded by the Company as part of the foreclosure upon and repossession of assets previously owned by the Company. The obligations included a $70,000 mortgage note payable that is collateralized by a first lien on certain real estate included in other noncurrent assets.

    The aggregate maturities of long-term debt as of December 31, 1996, are as follows:


          1997 .....................................  $21,834
          1998 .....................................    2,026
          1999 .....................................    2,238
          2000 .....................................    2,473
          2001 .....................................    2,732
          2002 and thereafter ......................   58,688
                                                      -------
                                                      $89,991
                                                      =======

7.  STOCKHOLDERS' EQUITY:

    Pursuant to the terms of two purchase agreements, the Company was to receive 27,499 and 278,352 shares, respectively, of the Company's common stock from two former officers and directors of the Company in connection with these agreements. A former officer and director had pledged a portion of these shares to various lenders to collateralize certain debts. As a result of a breach of certain pledge agreements operating in favor of the Federal Deposit Insurance Corporation ("FDIC"), the FDIC foreclosed on a total of 100,000 shares. At December 31, 1996, 112,349 shares of common stock of the former officers and directors has been conveyed to the Company.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In October, 1995, options to purchase 50,000 shares of common stock
(150,000 shares in the aggregate) were granted to each of the following: J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, M. Ted Dillard, President, Secretary, Treasurer, and director of the Company, and Donald A. Bailey, a director of the Company. The terms and conditions of each of these options are as follows:(a) each of the optionees (i) were immediately vested as to 15,000 shares (45,000 shares in the aggregate);
(ii) became vested as to an additional 3,000 shares (9,000 shares in the aggregate) each quarter commencing November, 1995 (the balance became fully vested at December 31, 1996 as described below); (b) vesting was contingent upon the optionee's continued involvement as an officer or director of the Company; (c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions; (d) the option price for options exercised is $.50 per share; (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times within five years from the date of vesting, and (ii) must be exercised prior to the expiration of five years from the date of vesting; and (f) if an optionee ceases to be an officer or director of the Company, the options then vested as to such optionee must be exercised within the earlier of (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than as provided in subsections
(ii) and (iii) below; (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death, total disability or retirement at age 65; (iii) three months from the date of termination of employment of optionee by the Company for cause; or (iv) October 31, 2000 (five years from the date of authorization of these options). Pursuant to a Board of Directors meeting on December 27, 1996, the Board of Directors unanimously approved the immediate vesting of all of the aforementioned options effective December 31, 1996. Subsequent to December 31, 1996, J. Michael Moore,
M. Ted Dillard and Donald A. Bailey exercised their stock options.

    Under provisions of the Company's 1996 Amended and Restated Nonqualified Stock Option Plan (the "Plan"), options to purchase an aggregate of 450,000 shares of the Company's common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee.

    In December 1996, options to purchase 30,000 shares of common stock were granted under the Plan to Mr. Bailey. Subsequent to December 31, 1996, Samuel
E. Hunter, an individual recently named as a member of the Board of Directors of the Company, was also granted options under the Plan to purchase 30,000 shares of Common Stock. The terms and conditions of these options are as follows: (a) each of the optionees will become vested as to their option shares on a prorata quarterly basis commencing January 1, 1997 and ending on December 31, 1999; (b) prior to such options becoming vested, vesting is contingent upon the optionee's continued involvement as a director of the Company; (c) at such time as an optionee becomes vested with respect to shares of Common Stock, such optionee may thereafter purchase the number of shares to which the optionee is vested, subject to certain conditions; (d) the option price for options exercised is $3.00, $4.00 and $5.00 per share for options vesting in 1997, 1998 and 1999, respectively; (e) subject to earlier termination as herein provided, vested options (i) may be exercised at any time prior to termination, and (ii) must be exercised prior to December 31, 2001; and (f) if an optionee ceases to be a director of the Company, the options then vested as to such optionee must be exercised within the earlier of (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than death or disability, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death or disability, or (iii) December 31, 2001.

    In December 1996, the Board of Directors of the Company approved the issuance of stock options to Messrs. Moore and Dillard pursuant to the Plan under which Messrs. Moore and Dillard have the right to purchase, respectively, 155,000 and 105,000 shares of common stock at varying prices subject to the following conditions: (a) effective as of December 31, 1996, Mr. Moore became vested as to 77,500 shares and Mr. Dillard became vested as to 52,500 shares;
(b) Mr. Moore will become vested as to an additional 46,500 shares and 31,000 shares, respectively, on December 31,

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1997 and 1998; (c) Mr. Dillard will become vested as to an additional 31,500 shares and 21,000 shares, respectively, on December 31, 1997 and 1998; (d) prior to the options becoming vested, vesting is contingent upon the optionee's continued involvement as an officer or director of the Company;
(e) the per share exercise price for options becoming vested in 1996, 1997 and 1998 are, respectively, $2.50, $4.00 and the lesser of $8.00 or the price per share if the Company effectuates a public offering of its Common Stock subsequent to the date hereof and prior to December 31, 1998; (f) subject to earlier termination as herein provided, vested options (i) may be exercised at any time or times prior to termination, and (ii) must be exercised prior to December 31, 2001; and (g) if an optionee ceases to be an officer and director of the Company, the options then vested as to such optionee must be exercised within the earlier of (i) six calendar months from the date on which optionee's continuous involvement with the Company is terminated for any reason other than due to death or disability, (ii) twelve calendar months from the date on which optionee's continuous involvement with the Company is terminated due to death or disability, or (iii) December 31, 2001.

    The following is a summary of the Company's stock options as of December 31, 1995.

                                             Weighted       Number of      Range
                                             Average        Shares of        of
                                           Exercise Price   Underlying    Exercise
                                                             Options       Prices
                                           --------------   ----------    --------
Outstanding at beginning of year ...........  $      -      $        -    $      -
Granted at a premium .......................       .50         150,000         .50
                                                            ==========
Outstanding at end of year .................       .50         150,000         .50
                                                            ==========
Exercisable at December 31, 1995 ...........       .50          45,000         .50
                                                            ==========

    The following is a summary of the Company's stock options as of December 31, 1996.

                                             Weighted       Number of          Range
                                             Average        Shares of           of
                                           Exercise Price   Underlying       Exercise
                                                             Options          Prices
                                           --------------   ----------    --------------
Outstanding at beginning of year ...........  $    .50        150,000     $ .50 to $ .50
Granted at a premium .......................      4.04        290,000      2.50 to  8.00
                                                              -------
Outstanding at end of year .................      2.84        440,000       .50 to  8.00
                                                              =======
Exercisable at December 31, 1996 ...........      1.43        280,000       .50 to  2.50
                                                              =======

    No options were forfeited, expired or exercised in 1995 or 1996.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation cost for the Company's employee stock based compensation plans been determined consistent with SFAS 123, the Company's net income would approximate the amounts below:


                                            DECEMBER 31, 1996           DECEMBER 31, 1995
                                         ------------------------   --------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                         -----------   ----------   ------------    ----------
SFAS 123 compensation cost ............. $        -    $  254,863    $        -     $   11,730
APB 25 compensation cost ............... $        -    $        -    $        -     $        -
Net income ............................. $1,784,937    $1,530,074    $  460,683     $  448,953


Primary earnings per share:
  Income before extraordinary item ..... $      .84    $      .70    $      .16     $      .16
  Extraordinary item ...................        .14           .14           .10            .10
                                         ----------    ----------    ----------     ----------
Primary earnings per share ............. $      .98    $      .84    $      .26     $      .26
                                         ==========    ==========    ==========     ==========

Fully diluted earnings per share:
  Income before extraordinary item ..... $      .83    $      .69    $      .16     $      .16
  Extraordinary item ...................        .13           .13           .10            .10
                                         ----------    ----------    ----------     ----------
Fully diluted earnings per share ....... $      .96    $      .82    $      .26     $      .26
                                         ==========    ==========    ==========     ==========

    The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock based employee compensation plan.

    The fair value of each stock option granted and the resultant compensation cost is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1996; dividend yield of 0.0%; expected volatility of 184.11%; risk-free interest rates are different for each grant and range from 5.71% to 6.09%; and the expected lives of 2.5 to 4 years based on the vesting schedules of the options for the 1996 options.

    The weighted-average grant date fair value of options granted during the year ended December 31, 1996 was $2.82 and $.20 during the year ended December 31, 1995.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes information about stock options outstanding at December 31, 1996.

                            Options Outstanding             Options exercisable
                    -----------------------------------  --------------------------
                                  Weighted
                                    Ave.      Weighted
                                  Remaining     Ave.
Range of Exercise     Number     Contr. Life  Exercise    Number      Weighted Ave.
     Prices         Outstanding   in Years     Price    Exercisable  Exercise Price
-----------------   -----------  -----------  --------  -----------  --------------
$ .50 - $2.50        280,000         4.37      $1.43      280,000         $1.43
$2.51 - $5.00        108,000         5.00       4.00           --            --
$5.01 - $8.00         52,000         5.00       8.00           --            --
                     -------                              -------
$ .50 - $8.00        440,000         4.60      $2.84      280,000         $1.43
                     =======                              =======

    In 1996, the Company entered into an agreement with a consultant (who is not otherwise affiliated with the Company) which provides for payment to the consultant of (a) a placement fee of 0.1% of the amount of all long-term debt (other than collateralized, bank indebtedness) or equity capital raised by the Company during the period of the agreement and (b) an acquisition fee of 0.5% of the purchase price of any business acquired by the Company during the period of the agreement, provided that the consultant supplies the lead or provides due diligence relating to such acquisition. This agreement includes provisions related to the grant of stock options to the consultant, but no options have been granted because the Board of Directors of the Company did not approve the grant of such options. This agreement may be canceled by either party upon 30 days notice.

8.  FEDERAL INCOME TAXES:

    The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                     December 31,
                                           --------------------------------
                                              1996        1995       1994
                                           ---------   ---------   --------
Tax provision at statutory rate........    $ 684,619   $ 156,632   $ 76,322
Utilization of net operating loss
 carryforward .........................     (589,200)   (156,632)   (76,322)
Change in valuation allowance
 exclusive of utilization of
 net operating loss carryforward ......      (19,400)         --         --
Other..................................       (7,834)         --         --
Alternative minimum tax................       28,105          --         --
State income taxes of $200,544, net
 of federal income tax benefit
 of $68,185............................      132,359      60,054         --
                                           ---------   ---------   - ------
  Total................................    $ 228,649   $  60,054   $     --
                                           =========   =========   ========

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The allocation of income taxes is:

                                                         December 31,
                                                ----------------------------
                                                  1996       1995      1994
                                                --------   -------   -------
    Operations...............................   $224,774   $60,054   $    --
    Extraordinary item.......................      3,875        --        --
                                                --------   -------   -------
      Total..................................   $228,649   $60,054   $    --
                                                ========   =======   =======

    The components of the Company's deferred tax asset are as follows:

                                                         December 31,
                                                  -------------------------
                                                      1996          1995
                                                  -----------   -----------
    Net operating loss carryforward............   $   849,300   $ 1,438,500
    Allowance for doubtful accounts............       167,900       142,000
    Self insured medical reserve...............        54,100        44,600
    Other......................................       (15,600)       39,200
                                                  -----------   -----------
    Gross deferred tax asset...................     1,055,700     1,664,300
    Valuation allowance........................   $(1,055,700)  $(1,664,300)
                                                  -----------   -----------
                                                  $        --   $        --
                                                  ===========   ===========

    The Company's valuation allowance decreased approximately $609,000, $112,000 and $75,000 during the years ended December 31, 1996, 1995 and 1994, respectively. The Company has a net operating loss carryforward of approximately $2,498,000 as of December 31, 1996, which, if unused, expires in 2006 through 2008. However, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use as of December 31, 1996, was approximately $336,000. An additional $467,000 will become available annually through 2001.

9.  DEBT RESTRUCTURING:

    During the years ended December 31, 1996, 1995 and 1994, the Company settled certain delinquent trade accounts payable on a discounted basis as follows:

                                                          December 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
    Gain on debt restructuring,
     net of income taxes.....................   $246,125   $174,811   $208,212
                                                ========   ========   ========
10. RELATED PARTY TRANSACTIONS:

    The Company leased approximately 2,000 square feet for approximately $2,000 per month from United States Funding Group, Inc. ("USFG") through January 1996, which was used as its principal offices. USFG is wholly owned

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company. Rent expense was approximately $1,300 and $19,900 in 1996 and 1995, respectively, on this lease.

    During 1991, USFG-DHRG #1, Ltd. ("USFG Ltd."), then the controlling stockholder of the Company, loaned the Company $175,000 on a one-year, 10% note, due November 3, 1992, to be used in the operations of the business. USFG was the managing partner in USFG Ltd. The Company made principal payments of $75,500 during 1992, and borrowed from USFG Ltd. an additional $50,000 during the year. During 1993, the Company borrowed from USFG Ltd. an additional $100,000, and repaid $135,000. During 1994 and 1995, the Company repaid $100,000 and $14,500, respectively, of such loan. As of December 31, 1995, these loans were repaid in full.

    See Note 2 regarding the sale of RNG capital stock and Note 7 regarding purchase agreements with two former officers and directors of the Company.

    In January of 1996, the Company loaned $25,000 to United States Funding Group Oil and Gas, Inc., an entity wholly owned by Mr. Moore, Chairman of the Board and Chief Executive Officer of the Company. Such loan was evidenced by a promissory note bearing interest at the rate of 1% per month on the unpaid balance due in monthly installments. In addition, a 10% loan origination and administration fee was charged. As of March 31, 1997, this note has been paid in full.

    During 1995, the Company advanced a total of $37,000 to former officers of its wholly owned subsidiary companies. During 1996, an additional advance of $4,000 was made. These advances are reflected in prepaid expenses and other current assets in the balance sheet at December 31, 1995. The balance of $41,000 was written off when the former officer left the Company during 1996.

    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc. for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, was a minority shareholder of CFS, Inc. until her interest was purchased by the majority shareholder of CFS, Inc. in 1996, which was made effective retroactive to January 1, 1995. (See Note 13 Joint Venture Operations, for more information.)

    The Company had approximately $41,000 payable to related parties, including certain former directors and officers, included in trade accounts payable and accrued expenses at December 31, 1996.

    During 1996 and 1995, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $160,000 and $25,000, respectively. As these amounts are to be repaid by Mr. Moore, they have been recorded as receivables. Of the $160,000 in 1996, approximately $105,000 (which represents approximately 50% of the total legal expense) relates to litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part I, Item 3 Legal Proceedings.) With respect to the $105,000, Mr. Moore has executed a noninterest bearing promissory note to the Company which has a six month maturity and is expected to be repaid during 1997. The balance of the $160,000 consists of approximately $24,000 of advances and approximately $31,000 of interest bearing notes. These notes bear interest at 10% and require monthly principal and interest payments over 36 months. None of these receivables are collaterized. The $105,000 note and the $24,000 of advances are reported as receivables from related party in the Stockholders' Equity section of the Consolidated Balance Sheet. The $31,000 of notes are included in notes receivable - related party.

    Interest income from related parties amounted to approximately $5,500 in 1996, approximately $1,300 in 1995 and approximately $2,600 in 1994. Interest expense incurred on related parties borrowings amounted to approximately $10,700 in 1995 and approximately $7,200 in 1994.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. COMMITMENTS AND CONTINGENCIES:

    LEASES

    The Company rents office space under various operating leases. Certain of the leases have escalating rent payments. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1996, as follows:

          1997...................................   $1,185,027
          1998...................................    1,170,877
          1999...................................    1,017,465
          2000...................................      872,759
          2001...................................      825,537
          2002 and thereafter....................      907,660
                                                    ----------
          Future minimum lease payments..........   $5,979,325
                                                    ==========

    The aggregate amount of past due rental payments owed by the Company to one of its landlords was approximately $31,000 as of December 31, 1996, which is included in accrued expenses. The Company has previously negotiated with this landlord and plans to settle this obligation during renegotiation of the lease when it expires. Such amount is reflected in the 1997 future minimum lease payments set forth in the table above. Rent expense was approximately $1,027,000, $894,000 and $897,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    EMPLOYMENT AGREEMENTS

    As of December 31, 1996, the Company had entered into employment contracts with certain key employees.

    The Board of Directors of the Company approved employment agreements with both J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company, and M. Ted Dillard, President, Secretary and Treasurer of the Company, the terms of which are as follows: (a) annual compensation of $150,000 for Mr. Moore and $125,000 for Mr. Dillard; (b) a term of three years with the possibility of renewal unless terminated; (c) the right to participate in any and all retirement plans and fringe benefit programs which the Company now has in effect or may hereafter adopt.

    Subsequent to December 31, 1996, the Company formed EMSR, Inc. (formerly a branch of the Company) as a wholly-owned subsidiary of the Company. Management has entered into a preliminary agreement with Scott Higby, the President of EMSR, Inc., for an equity arrangement pursuant to which Mr. Higby will be granted stock options that will vest over a four year period. The option calls for a nominal exercise price whereby Mr. Higby may exercise options granting him up to 25% of the stock of EMSR, Inc. on a prorata basis over a four year period.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CONTINGENCIES

    The Company is named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24,1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expense, alleging that plaintiffs interfered with Company business transactions and proposed financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages in excess of $29 million each for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. With respect to all the aforementioned matters, management believes they are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

13. JOINT VENTURE OPERATIONS:

    During January, 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of primarily providing personnel services to certain businesses requiring minority suppliers. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides CFS, Inc. with substantially all of its personnel and contract labor on a subcontractor basis at cost. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of CFS, Inc. On August 15,1996, the majority shareholder of CFS, Inc. purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on her investment in CFS, Inc. or on this transaction. The Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations.

         The following is summarized audited financial information on the joint venture:

                                                     December 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------   --------
    Current assets............................   $ 112,539   $ 77,596
    Non-current assets........................      36,965      1,000
    Current liabilities.......................      36,822         --
    Non-current liabilities...................     324,203    151,174
    Net sales.................................     288,087    317,367
    Gross margin (loss).......................     (23,617)    10,858
    Net loss..................................    (138,943)   (73,577)

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

    Our report on the consolidated financial statements of Diversified
Corporate Resources, Inc. and Subsidiaries as of and for the year ended December 31, 1996 is included on page 23 of this Form 10-K/A-2. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1996 listed in the index on page 22 of this Form 10-K/A-2.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                             COOPERS & LYBRAND L.L.P.


Dallas, Texas
May 30, 1997

           DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              Bad Debt
                                                             Provisions
                                               Balance at    Charged to   Provisions                    Balance at
                                              Beginning of    Costs &     Charged to                      End of
Description                                      Period       Expenses     Revenues       Deductions      Period
-----------                                   ------------   ----------   ----------      ----------    ----------
For the Year Ended December 31, 1994:
  Trade accounts receivable allowances.....   $  164,000      $116,000    $  803,000(1)   $  878,000    $  205,000
                                              ==========      ========    ==========      ==========    ==========
  Valuation allowance for deferred
   tax assets..............................   $1,851,494      $      -    $        -      $   75,354    $1,776,140
                                              ==========      ========    ==========      ==========    ==========
For the year Ended December 31, 1995:
  Trade accounts receivable allowances.....   $  205,000      $116,000    $1,028,000(1)   $  937,000    $  412,000
                                              ==========      ========    ==========      ==========    ==========
  Valuation allowance for deferred
   tax assets..............................   $1,776,140      $      -    $        -      $  111,840    $1,664,300
                                              ==========      ========    ==========      ==========    ==========
For the Year Ended December 31, 1996:
  Trade accounts receivable allowances.....   $  412,000      $165,000    $1,256,000(1)   $1,339,000    $  494,000
                                              ==========      ========    ==========      ==========    ==========
  Valuation allowance for deferred
   tax assets..............................   $1,664,300      $      -    $        -      $  608,600    $1,055,700
                                              ==========      ========    ==========      ==========    ==========

FOOTNOTES
---------

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

                              INDEX TO EXHIBITS

EXHIBIT

2(a)          Agreement and Plan of Merger. (1)

3(a)          Articles of Incorporation of the Registrant as amended. (1)

3(b)          Amended and Restated By-laws of the Registrant. (1)

10(a) Agreement dated December 14, 1992 between the Registrant and Veritas, Inc., a Texas corporation. (2)

10(b) Agreement dated March 11, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and First In Temporaries, Inc., a Florida corporation. (2)

10(c) Agreement dated March 12, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Nesco Service Company, a Delaware general partnership. (2)

10(d) Agreement dated as of April 5, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Shear Healthcare Resources, Inc., a Florida corporation. (2)

10(e) Agreement dated April 1, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Management Alliance Group Corp., a Texas corporation. (2)

10(f) Foreclosure Agreement dated May 3, 1993 between the Company, Power Placement Corporation, a Texas corporation, P&E Group, Inc., a Texas corporation, and Cary Tobolka, an individual. (2)

10(g) Employment Contract Agreement executed April 21, 1994 between Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee.
              (6)(11)

10(h) Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp, wholly-owned Texas subsidiaries of the Registrant, and Billie J. Tapp, Dallas, Texas, an employee.
              (6)(11)

10(i) Interim Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee.
              (6)(11)

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

              o Stock Pledge Agreement by and between Registrant and Perkins, dated January 3, 1991.

              o Consulting Agreement by and between Registrant and Perkins, dated December 4, 1990.

              o Joint And Mutual Release by and between Registrant and Perkins, dated December 4, 1990.

              o Nonsolicitation and Nondisclosure Agreement by and between Registrant and Perkins, dated December 4, 1990. (1)

10(p)         Amendment No. 1 to the Diversified Human Resources Group, Inc.
              nonqualified Stock Option Agreement. (3)(11)

10(q) Settlement Agreement and Joint and Mutual Release entered into by the Registrant, the Directors of the Registrant, William M. Brothers, an individual, and Southwest Securities
              Incorporated, a Texas Corporation, dated May 1, 1991. (4)

10(r) Option Agreement and Amendment to Option Agreement by and between the Registrant and three former directors, dated April 30, 1991 and June 5, 1991, respectively. (4)(11)

10(s) Agreement for transfer of medical insurance plan sponsorship and plan assets dated February 1, 1992. (4)

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

10(z)(i) Joint Venture Agreement dated April 20, 1995, entered into by Management Alliance Corporation, Texas corporation that is a wholly-owned subsidiary of the Registrant, and CFS, Inc., a minority owned business. (7)

10(z)(ii)     Contract Agreement for Franchise Packaging and Market Plan dated
              April 21, 1995, entered into by Management Alliance Corporation, a Texas corporation that is a wholly-owned subsidiary of the Registrant, and the Research Market Center, owned by an individual. (7)

10(z)(iii)    Employment Contract Agreement entered into June 9, 1995, between
              Management Alliance Corporation, a wholly-owned subsidiary of the Registrant, and Anthony J. Bruno, Chicago, Illinois, an employee.(7)(11)

10(z)(iv)     Stock Option Agreement by and between Diversified Corporate
              Resources, Inc. and J. Michael Moore, executed December 1,
              1995.(8)(11)

10(z)(v) Stock Option Agreement by and between Diversified Corporate Resources, Inc. and M. Ted Dillard, executed December 1, 1995.(8)(11)

10(z)(vi)     Stock Option Agreement by and between Diversified Corporate
              Resources, Inc. and Donald A. Bailey, executed December 1,
              1995.(8)(11)

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

10(z)(viii)   Amendment to Loan Agreement by and between Information Systems
              Consulting Corp. and Concord Growth Corp. (9)

10(z)(ix)     General Continuing Guaranty of Preferred Funding Corporation in
              favor of Concord Growth Corporation (9)

10(z)(x) General Continuing Guaranty of the Company in favor of Concord Growth Corporation (9)

10(z)(xi)     General Continuing Guaranty of Management Alliance Corporation in
              favor of Concord Growth Corporation (9)

10(z)(xii)    The Registrant's 1996 Amended and Restated Nonqualified Stock
              Option Plan, effective as of December 27, 1996 (10)(11)

10(z)(xiii)   Amended and Restated Stock Option Agreement by and between
              Diversified Corporate Resources, Inc. and J. Michael Moore, executed May 15, 1997 (10)(11)

10(z)(xiv)    Amended and Restated Stock Option Agreement by and between
              Diversified Corporate Resources, Inc. and M. Ted Dillard, executed May 15, 1997 (10)(11)

10(z)(xv)     Amended and Restated Stock Option Agreement by and between
              Diversified Corporate Resources, Inc. and Donald A. Bailey, executed May 15, 1997 (10)(11)

10(z)(xvi)    Amended and Restated Stock Option Agreement by and between
              Diversified Corporate Resources, Inc. and Samuel E. Hunter, executed May 15, 1997 (10)(11)

10(z)(xvii)   Employment  Contract by and between Diversified  Corporate
              Resources, Inc. and J. Michael Moore, executed April 10, 1997
              (9)(11)

10(z)(xviii)  Employment Contract by and between  Diversified Corporate
              Resources, Inc. and M. Ted Dillard, executed April 10, 1997
              (9)(11)

11.1          Statement Re Computation of Per Share Earnings (12)

17(a) Resignation of Director-Employment Termination Agreement by and between Registrant and D. Joy Perkins, dated December 4, 1990.
              (3)

21            List of Subsidiaries. (12)

-------------------
(1) Filed as an exhibit of corresponding number to Registration Statement No. 33-760 FW on Form S-18 and incorporated herein by reference.

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

(9) Filed as an exhibit of corresponding number on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10) Filed as an exhibit to Form S-8 filed on May 27, 1997.

(11) Stock option plans, management contracts or compensatory arrangements.

(12) Filed herewith.