Form 10-Q/A
period 1997-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-06-18
CIK 779226

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____ TO _____

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
               Yes   X      No
                  -------     -------

Number of shares of common stock of the registrant outstanding on May 30, 1997, was 1,785,312

                                                     Total Number of pages for
                                                        this 10-Q/A filing: 11
                                                                           ---

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     MARCH 31,    DECEMBER 31,
                                                       1997           1996
                                                    -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents........................ $   489,430   $   612,512
  Trade accounts receivable, less allowances
   of approximately $486,000 and $494,000,
   respectively....................................   3,643,828     3,387,138
  Notes receivable-related party...................       9,645         9,326
  Prepaid expenses and other current assets........     110,695        34,443
                                                    -----------   -----------
    TOTAL CURRENT ASSETS...........................   4,253,598     4,043,419

EQUIPMENT, FURNITURE AND LEASEHOLD
  IMPROVEMENTS, NET................................   1,032,178       807,997

OTHER ASSETS:
  Investment in and advances to joint venture......     210,305       152,905
  Notes receivable-related party...................      19,210        21,690
  Other............................................     210,232       177,879
                                                    -----------   -----------
                                                    $ 5,725,523   $ 5,203,890
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses...... $ 3,514,318   $ 3,329,616
  Book overdraft...................................           -        98,158
  Borrowing under factoring and loan agreements....     526,056       400,682
  Other short-term debt............................     182,459        97,652
  Current maturities of long-term debt.............      16,880        21,834
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES......................   4,239,713     3,947,942

DEFERRED LEASE RENTS...............................      12,064             -

LONG-TERM DEBT.....................................      67,669        68,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000
   shares authorized, none issued..................           -             -
  Common stock, $.10 par value; 10,000,000
   shares authorized, 1,881,161 shares issued......     188,116       188,116
  Additional paid-in capital.......................   3,615,151     3,615,151
  Accumulated deficit..............................  (2,067,153)   (2,301,108)
  Common stock held in treasury (245,849 shares
   at cost)........................................    (185,175)     (185,175)
  Receivables from related party...................    (144,862)     (129,193)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY.....................   1,406,077     1,187,791
                                                    -----------   -----------
                                                    $ 5,725,523   $ 5,203,890
                                                    ===========   ===========


             See notes to consolidated financial statements.

           DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1997          1996
                                                    -----------   -----------
NET SERVICE REVENUES:
  Permanent placement.............................  $ 3,680,408   $ 2,777,261
  Specialty services..............................    1,875,772     1,557,402
  Contract placement..............................    1,722,418     1,879,336
                                                    -----------   -----------
                                                      7,278,598     6,213,999
COST OF SERVICES..................................    5,334,043     4,505,688
                                                    -----------   -----------
GROSS MARGIN......................................    1,944,555     1,708,311
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......   (1,747,385)   (1,227,009)
OTHER INCOME (EXPENSES):
  Loss from joint venture operations..............      (11,212)      (34,368)
  Interest expense, net...........................      (70,525)      (69,017)
  Other, net......................................       32,758        10,179
                                                    -----------   -----------
                                                        (48,979)      (93,206)
                                                    -----------   -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM............................................      148,191       388,096
INCOME TAXES-current benefit (provision)..........       42,681       (50,021)
                                                    -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM..................      190,872       338,075
EXTRAORDINARY ITEM - gain on debt restructuring...       43,083             -
                                                    -----------   -----------
NET INCOME........................................  $   233,955   $   338,075
                                                    ===========   ===========

PRIMARY EARNINGS PER SHARE:
  Income before extraordinary item................  $       .11   $       .19
  Extraordinary item..............................          .02             -
                                                    -----------   -----------
    Total.........................................  $       .13   $       .19
                                                    ===========   ===========
Weighted average common and common equivalent
  shares outstanding..............................    1,844,741     1,758,211
                                                    ===========   ===========

FULLY DILUTED EARNINGS PER SHARE:
  Income before extraordinary item................  $       .11   $       .19
  Extraordinary item..............................          .02             -
                                                    -----------   -----------
    Total.........................................  $       .13   $       .19
                                                    ===========   ===========
Weighted average common and common equivalent
  shares outstanding..............................    1,850,800     1,758,211
                                                    ===========   ===========

             See notes to consolidated financial statements.

          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                       1997          1996
                                                    ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.....................................   $ 233,955     $ 338,075
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Extraordinary item...........................     (43,083)            -
    Depreciation and amortization................      61,911        44,652
    Provision for allowances.....................      (7,849)      (64,410)
    Equity in loss of joint venture..............      11,212        34,368
    Write-down of long-lived assets..............           -        37,462
    Deferred lease rents.........................      12,064       (15,759)
  Changes in operating assets and liabilities:
    Accounts receivable..........................    (248,841)     (683,211)
    Prepaid expenses and other current assets....     (76,252)       (5,357)
    Other assets.................................           -        11,273
    Trade accounts payable and accrued expenses..     227,785       416,412
                                                    ---------     ---------

      Cash provided by operating activities......     170,902       113,505

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................    (286,092)     (102,281)
  Deposits.......................................         500        (7,004)
  Loans and advances to related parties..........     (15,669)      (25,000)
  Repayment from related parties.................       2,161         9,942
  Net advances to joint venture..................     (68,612)        2,198
                                                    ---------     ---------

      Cash used in investing activities..........    (367,712)     (122,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under other short-term debt..........      84,807             -
  Increase in borrowings under factoring and
   loan arrangements.............................     125,374        87,816
  Principal payments under long-term debt
   obligations...................................      (5,442)      (10,346)
  Book overdraft.................................     (98,158)      (73,069)
  Other..........................................     (32,853)            -
                                                    ---------     ---------
      Cash provided by financing activities......      73,728         4,401
                                                    ---------     ---------

        Decrease in cash and cash equivalents....    (123,082)       (4,239)
        Cash and cash equivalents at beginning
         of year.................................     612,512         6,239
                                                    ---------     ---------
        Cash and cash equivalents at end
         of period...............................   $ 489,430     $   2,000
                                                    =========     =========


             See notes to consolidated financial statements.

          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three months ended March 31, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the period. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

     RECLASSIFICATIONS AND RESTATEMENT

     Certain amounts in the December 31 and March 31, 1996, consolidated financial statements have been reclassified to conform to the 1997 presentation. The December 31, 1996 consolidated financial statements have been restated and reclassified from those previously filed in the 1997 first quarter Form 10-Q. Such restatement and reclassifications are described in Note 1 to the consolidated financial statements included in the Company's Form 10-K/A-2 for the year ended December 31, 1996. Additionally, certain reclassifications have been made to the previously filed March 31, 1997 consolidated financial statements.

2.   EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements consist of:

                                                      MARCH 31,   DECEMBER 31,
                                                        1997         1996
                                                     ----------   ----------

     Computer equipment............................  $  881,343   $  673,699
     Office equipment and furniture................     761,529      697,947
     Leasehold improvements........................     117,651      102,785
                                                     ----------   ----------
                                                      1,760,523    1,474,431
     Less accumulated depreciation and
       amortization................................    (728,345)    (666,434)
                                                     ----------   ----------
                                                     $1,032,178   $  807,997
                                                     ==========   ==========

3.   ACCOUNTS RECEIVABLE FROM RELATED PARTY

     During the first quarter of 1997, the Company paid various expenses on behalf of J. Michael Moore or various entities which he controls amounting to approximately $16,000. Mr. Moore is the Chairman of the Board and Chief Executive Officer of the Company. The $16,000 is included in receivables from related party shown in the Stockholders' Equity section of the Consolidated Balance Sheet. Of this amount, approximately $10,000 is related to the litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part 1, Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.)

          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

4.   INCOME TAXES

     The income tax (provision) benefit and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      ----------------------
                                                        1997         1996
                                                      --------     ---------
     Tax provision (at statutory rate).............   $(79,545)    $(114,946)
     Utilization of net operating loss
      carryforwards................................     79,545       114,946
     Alternative minimum tax.......................          -             -
     State income tax (expense) benefit............     42,681       (50,021)
                                                      --------     ---------
       Total.......................................   $ 42,681     $ (50,021)
                                                      ========     =========

5.   OTHER SHORT-TERM DEBT

     On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% and the fixed assets financed and certain subordinated accounts receivable are pledged as collateral. The line of credit of approximately $182,000 at March 31, 1997, will convert into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender.
The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%.

6.   CONTINGENCIES

     The Company is named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expense, alleging that plaintiffs interfered with Company business transactions and proposed financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages in excess of $29 million each for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. With respect to all the aforementioned matters, management believes they are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net service revenues increased approximately $1.1 million or 17.1% to $7.3 million in the first quarter of 1997, compared to $6.2 million for the comparable 1996 quarter. First quarter 1997 net service revenues were reduced by approximately $350,000 for direct write-offs and provisions taken by the Company for actual and estimated losses for applicants who accepted employment during the first quarter but did not start work or did not remain in employment for the guaranteed period compared to $112,000 in 1996, which included an $81,000 credit for a change in estimates of the December 1995 allowance. In spite of this provision, permanent placement revenues increased approximately $903,000 or 32.5% to $3.7 million for the quarter ended March 31, 1997, compared to $2.8 million for the comparable 1996 quarter. Specialty service revenues increased approximately $318,000 or 20.4% to $1.9 million for the first quarter of 1997, compared to $1.6 million for the comparable 1996 quarter. The increases in permanent placement and specialty services were primarily attributable to the Company's continued focus on high-end niche employment markets, such as the information technology and engineering/technical disciplines. New offices opened since the end of the first quarter in 1996 also contributed $170,000 to revenues during the first quarter of 1997. Contract placement revenues decreased approximately $157,000 or 8.3% to $1.7 million in the first quarter of 1997, compared to $1.9 million for the comparable 1996 quarter. Contract placement revenues declined slightly as a result of a lower number of people on job assignments than were anticipated for the first quarter of 1997. The decrease in personnel on assignment was primarily attributable to certain contracts coming to an end, the Company not replacing these contracts until late in the quarter, and certain personnel being converted to permanent positions. In addition, due to unusually high recruiter turnover at the end of 1996, it took management longer to train new recruiters to assist in finding qualified applicants for its job orders during the first quarter of 1997.

     Gross margin increased approximately $237,000 or 13.8 % to $1.9 million in the first quarter of 1997. Gross margin as a percentage of net service revenues declined to 26.7% in the first quarter of 1997 compared to 27.5% in the comparable period in 1996. As discussed above, contract placement revenues were down as a result of the lower number of personnel on assignment. As the result of lower contract placement revenues to cover certain field office and recruiter compensation expenses, contract placement gross margins were lower than anticipated during the first quarter of 1997.

     Selling, general and administrative expenses increased approximately $520,000 or 42.4% to $1.7 million in the first quarter of 1997 compared to $1.2 million in the comparable quarter in 1996. Selling, general and administrative expenses as a percentage of net service revenues increased to 24.0% in the first quarter of 1997 from 19.7% in the comparable quarter in 1996. The dollar increase was primarily the result of increased marketing and recruiting expenses, increased expenditures on the Company's back office to support the growth in sales, and litigation expenses. Included in the increase in selling, general and administrative expenses were increases in selling expenses of approximately $82,000, general and administrative expenses of approximately $329,000 and litigation expenses of approximately $109,000 for the first quarter of 1997 compared to the comparable quarter in 1996. (See Part 1. Item 3. Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.) The increase in general and administrative expenses was primarily the result of an increase in the provision for uncollectible accounts to approximately $204,000 for the first quarter of 1997, compared to $5,000 for the comparable 1996 quarter. The increase in the provision for uncollectable accounts was primarily the result of a $56,000 reduction in the allowance during the first quarter of 1996, resulting from a change in estimate of the December 31, 1995 allowance, and an increase in the provision for uncollectible accounts receivable during the first quarter of 1997 to increase the allowance for bad debt and for an increase in non-performing accounts aging beyond 75 days at March 31, 1997. During the first quarter of 1997, the Company also lowered its provision for estimated outstanding medical insurance claims associated with its self-insured medical insurance program, which reduced general and administrative expenses by $50,000.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital was approximately $14,000 at March 31, 1997, compared to working capital of approximately $95,000 at December 31, 1996. The decrease in working capital of approximately $81,000 during the first quarter of 1997 was primarily due to an increase in the Company's current liabilities, including borrowings of $85,000 on an equipment line of credit for the purchase of computer equipment and other fixed assets to build its back office to support the growth in sales.

     Cash flow provided by operating activities of approximately $171,000 resulted primarily from the profitable operations of the Company during the first quarter of 1997. The Company made capital expenditures of approximately $286,000 during the first quarter of 1997, primarily to improve its computer systems, data base operations, and back office operations. As mentioned above, the Company borrowed approximately $85,000 on a line of credit to purchase computer equipment to support its back office operations, and increased its factored accounts receivable borrowings by $125,000 to fund its operations during the first quarter of 1997.

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

  Not Applicable.

ITEM 5.  OTHER INFORMATION

  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS

         10.1* Diversified Corporate Resources, Inc. Amended and Restated 1996 Nonqualified Stock Option Plan (incorporated by reference from
                Exhibit 4.3 to the Registrant's Form S-8 (Reg. No. 333-27867))

             *  Management Compensation Plan

         11.1 Statement Regarding Computation of Per Share Earnings included herein

     b.  REPORTS ON FORM 8-K

     On April 25, 1997, the Company filed a Form 8-K announcing the termination of Weaver & Tidwell L.L.P. as the Company's independent accounting firm as of April 18, 1997, and the engagement of Coopers & Lybrand L.L.P. as the Company's independent accounting firm as of April 22, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DIVERSIFIED CORPORATE RESOURCES, INC.
                                       Registrant



DATE: June 18, 1997                    By:  /s/  J. Michael Moore
                                          -----------------------------------
                                            J. Michael Moore,
                                            CHIEF EXECUTIVE OFFICER





DATE: June 18, 1997                    By:  /s/  M. Ted Dillard
                                          -----------------------------------
                                            M. Ted Dillard
                                            PRESIDENT AND SECRETARY