Form 10-K/A
period 1996-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-07-14
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                  FORM 10-K/A-3
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO _______________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         This Annual Report on Form 10-K/A-3 is intended to amend and restate in its entirety the Index to Exhibits of the Company's Annual Report on Form 10-K, as amended.

CORPDAL:67770.3 28722-00003

                                INDEX TO EXHIBITS


EXHIBIT

2(a)              Agreement and Plan of Merger. (1)

3(a)              Articles of Incorporation of the Registrant as amended. (1)

3(b)              Amended and Restated By-laws of the Registrant. (1)

10(a) Agreement dated December 14, 1992 between the Registrant and Veritas, Inc., a Texas corporation. (2)

10(b) Agreement dated March 11, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and First In Temporaries, Inc., a Florida corporation. (2)

10(c) Agreement dated March 12, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Nesco Service Company, a Delaware general partnership. (2)

10(d) Agreement dated as of April 5, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Shear Healthcare Resources, Inc., a Florida corporation. (2)

10(e) Agreement dated April 1, 1993 between TNI, Inc., a wholly owned subsidiary of the Registrant, and Management Alliance Group Corp., a Texas corporation. (2)

10(f) Foreclosure Agreement dated May 3, 1993 between the Company, Power Placement Corporation, a Texas corporation, P&E Group, Inc., a Texas corporation, and Cary Tobolka, an individual.(2)

10(g) Employment Contract Agreement executed April 21, 1994 between Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)(11)

10(h) Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp, wholly-owned Texas subsidiaries of the Registrant, and Billie J. Tapp, Dallas, Texas, an employee. (6)(11)

10(i) Interim Employment Contract Agreement effective December 1, 1993 between Management Alliance Corporation and Information Systems Consulting Corp., wholly-owned Texas subsidiaries of the Registrant, and Gary K. Steeds, Dallas, Texas, an employee. (6)(11)

10(j)             Item not used.

10(k) Settlement Agreement by and between the Registrant and Bailey/ Appel/DH Group. (3)

10(l) Option Agreement by and between the Registrant and Bailey/ Appel/DH Group. (3)

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


CORPDAL:67770.3 28722-00003
                                                         1

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


CORPDAL:67770.3 28722-00003
                                                         2

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

10(z)(iii)        Employment Contract Agreement entered into June 9, 1995,
                  between Management Alliance Corporation, a wholly-owned subsidiary of the Registrant, and Anthony J. Bruno, Chicago,
                  Illinois, an employee. (7)(11)

10(z)(iv)         Stock Option Agreement by and between Diversified Corporate
                  Resources, Inc. and J. Michael Moore, executed December 1,
                  1995. (8)(11)

10(z)(v) Stock Option Agreement by and between Diversified Corporate Resources, Inc. and M. Ted Dillard, executed December 1, 1995.
                  (8)(11)

10(z)(vi)         Stock Option Agreement by and between Diversified Corporate
                  Resources, Inc. and Donald A. Bailey, executed December 1,
                  1995. (8)(11)

10(z)(vii)        Loan Agreement by and between Information Systems Consulting
                  Corp. (a wholly-owned subsidiary of the Company) and Concord
                  Growth Corp. executed August 26, 1996. (9)

10(z)(viii)       Amendment to Loan Agreement by and between Information Systems
                  Consulting Corp. and Concord Growth Corp. (9)

10(z)(ix)         General Continuing Guaranty of Preferred Funding Corporation
                  in favor of Concord Growth Corporation. (9)

10(z)(x) General Continuing Guaranty of the Company in favor of Concord Growth Corporation. (9)

10(z)(xi)         General Continuing Guaranty of Management Alliance Corporation
                  in favor of Concord Growth Corporation. (9)

10(z)(xii)        The Registrant's 1996 Amended and Restated Nonqualified Stock
                  Option Plan, effective as of December 27, 1996. (10)(11)

10(z)(xiii)       Amended and Restated Stock Option Agreement by and between
                  Diversified Corporate Resources, Inc. and J. Michael Moore, executed May 15, 1997. (10)(11)

10(z)(xiv)        Amended and Restated Stock Option Agreement by and between
                  Diversified Corporate Resources, Inc. and M. Ted Dillard, executed May 15, 1997. (10)(11)

10(z)(xv)         Amended and Restated Stock Option Agreement by and between
                  Diversified Corporate Resources, Inc. and Donald A. Bailey, executed May 15, 1997. (10)(11)

10(z)(xvi)        Amended and Restated Stock Option Agreement by and between
                  Diversified Corporate Resources, Inc. and Samuel E. Hunter, executed May 15, 1997. (10)(11)

10(z)(xvii)       Employment Contract by and between Diversified Corporate
                  Resources, Inc. and J. Michael Moore, executed April 10, 1997.
                  (9)(11)

10(z)(xviii)      Employment Contract by and between Diversified Corporate
                  Resources, Inc. and M. Ted Dillard, executed April 10, 1997.
                  (9)(11)


CORPDAL:67770.3 28722-00003
                                                         3

11.1              Statement Re Computation of Per Share Earnings. (12)

17(a) Resignation of Director-Employment Termination Agreement by and between Registrant and D. Joy Perkins, dated December 4, 1990. (3)

21                List of Subsidiaries. (9)

23                Consent of Coopers & Lybrand, L.L.P., independent accountants.
                  (13)
--------------------------------------------
(1) Filed as an exhibit of corresponding number to Registration Statement No. 33-760 FW on Form S-18 and incorporated herein by reference.

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

(12) Filed as an exhibit of corresponding number on Form 10-K/A-2 for the year ended December 31, 1996 and incorporated herein by reference.

(13)      Filed herewith.

CORPDAL:67770.3 28722-00003
                                                         4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-3 to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIVERSIFIED CORPORATE RESOURCES, INC.



Date: July 11, 1997               By:  /s/J. Michael Moore
                                       -------------------------------
                                       J. Michael Moore, Chief Executive Officer




Date: July 11, 1997               By:   /s/M. Ted Dillard
                                        ------------------------------
                                        M. Ted Dillard, President and
                                        Principal Financial Officer

CORPDAL:67770.3 28722-00003
                                                         5