Form 10-Q/A
period 1997-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-07-23
CIK 779226

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-Q/A-2

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
                                    Yes    X   No
                                        ------    ------

 Number of shares of common stock of the registrant outstanding on May 30, 1997, was 1,785,312

                                                      Total Number of pages for
                                                      this 10-Q/A-2 filing:  11



CORPDAL:68368.1 28722-00003
                                        1

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,          December 31,
CURRENT ASSETS:                                    1997                 1996
                                               -------------      --------------

    Cash and cash equivalents.............     $  489,430           $  612,512
    Trade accounts receivable, less
     allowances of approximately
     $486,000 and $494,000, respectively..      3,643,828            3,387,138
    Notes receivable-related party........          9,645                9,326
    Prepaid expenses and other current
     assets...............................        110,695               34,443
                                               -------------     ---------------
         TOTAL CURRENT ASSETS.............      4,253,598            4,043,419

EQUIPMENT, FURNITURE AND LEASEHOLD
    IMPROVEMENTS, NET.....................      1,032,178              807,997

OTHER ASSETS:
    Investment in and advances to joint
      venture.............................        210,305              152,905
    Notes receivable-related party........         19,210               21,690
    Other.................................        210,232              177,879
                                               -------------     ---------------
                                               $5,725,523           $5,203,890
                                               =============     ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Trade accounts payable and accrued
      expenses............................     $3,514,318           $3,329,616
    Book overdraft........................              -               98,158
    Borrowing under factoring and loan
      agreements..........................        526,056              400,682
    Other short-term debt.................        182,459               97,652
    Current maturities of long-term debt .         16,880               21,834
                                              --------------     ---------------
          TOTAL CURRENT LIABILITIES.......      4,239,713            3,947,942

DEFERRED LEASE RENTS......................         12,064                    -

LONG-TERM DEBT............................         67,669               68,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value;
      1,000,000 shares authorized, none
      issued..............................              -                    -
    Common stock, $.10 par value;
      10,000,000 shares authorized,
      1,881,161 shares issued.............        188,116              188,116
    Additional paid-in capital............      3,615,151            3,615,151
    Accumulated deficit...................     (2,067,153)          (2,301,108)
    Common stock held in treasury
      (245,849 shares at cost)............       (185,175)            (185,175)
    Receivables from related party........       (144,862)            (129,193)

      TOTAL STOCKHOLDERS' EQUITY..........      1,406,077            1,187,791
                                              --------------     ---------------
                                               $5,725,523           $5,203,890
                                              ==============     ===============
                 See notes to consolidated financial statements.

CORPDAL:68368.1 28722-00003
                                        2


             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended
                                                        March 31,
                                               ------------------------------
                                                   1997              1996
                                               -------------   --------------
NET SERVICE REVENUES:
   Permanent placement....................      $3,680,408        $2,777,261
   Specialty services.....................       1,875,772         1,557,402
   Contract placement.....................       1,722,418         1,879,336
                                               -------------   --------------
                                                 7,278,598         6,213,999

COST OF SERVICES..........................       5,194,671         4,449,656
                                               -------------   --------------

GROSS MARGIN..............................       2,083,927         1,764,343

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES.................................      (1,886,757)       (1,283,041)

OTHER INCOME (EXPENSES):
   Loss from joint venture operations.....         (11,212)          (34,368)
   Interest expense, net..................         (70,525)          (69,017)
   Other, net.............................          32,758            10,179
                                               -------------   --------------
                                                   (48,979)          (93,206)
                                               -------------   --------------

INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM...................         148,191           388,096

INCOME TAXES-current benefit (provision)..          42,681           (50,021)
                                               -------------   --------------
INCOME BEFORE EXTRAORDINARY ITEM..........         190,872           338,075

EXTRAORDINARY ITEM - gain on debt
     restructuring........................          43,083                 -
                                               -------------   -------------

NET INCOME................................      $  233,955        $  338,075
                                               =============   =============
PRIMARY EARNINGS PER SHARE:
   Income before extraordinary item.......           $ .11             $ .19
   Extraordinary item.....................             .02                 -
                                               -------------   --------------

       Total..............................           $ .13             $ .19
                                               =============   ==============
Weighted average common and common
     equivalent shares outstanding........       1,844,741         1,758,211
                                               =============   ==============

FULLY DILUTED EARNINGS PER SHARE:
   Income before extraordinary item.......           $ .11             $ .19
   Extraordinary item.....................             .02                 -
                                               -------------   --------------
      Total...............................           $ .13             $ .19
                                               =============   ==============
Weighted average common and common
     equivalent shares outstanding........       1,850,800         1,758,211
                                               =============   ==============

                 See notes to consolidated financial statements.

CORPDAL:68368.1 28722-00003
                                        3


             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the three months ended
                                                        March 31,
                                               ------------------------------
                                                  1997                  1996
                                               -------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income............................        $233,955        $  338,075
    Adjustments to reconcile net income
        to cash provided by operating
        activities:
      Extraordinary item..................         (43,083)                -
      Depreciation and amortization.......          61,911            44,652
      Provision for allowances............          (7,849)          (64,410)
      Equity in loss of joint venture.....          11,212            34,368
      Write-down of long-lived assets.....               -            37,462
      Deferred lease rents................          12,064           (15,759)
    Changes in operating assets and
        liabilities:
      Accounts receivable.................        (248,841)         (683,211)
      Prepaid expenses and other current
        assets............................         (76,252)           (5,357)
      Other assets........................               -            11,273
      Trade accounts payable and accrued
        expenses..........................         227,785           416,412
                                               -------------    --------------
        Cash provided by operating
          activities......................         170,902           113,505

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..................        (286,092)         (102,281)
    Deposits..............................             500            (7,004)
    Loans and advances to related parties.         (15,669)          (25,000)
    Repayment from related parties........           2,161             9,942
    Net advances to joint venture.........         (68,612)            2,198
                                               -------------   --------------

        Cash used in investing activities.        (367,712)         (122,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under other short-term debt.          84,807                 -
    Increase in borrowings under
     factoring and loan arrangements......         125,374            87,816
    Principal payments under long-term
     debt obligations.....................          (5,442)          (10,346)
    Book overdraft........................         (98,158)          (73,069)
    Other.................................         (32,853)                -
                                               -------------   --------------
        Cash provided by financing
          activities......................          73,728             4,401
                                               -------------   --------------

           Decrease in cash and cash
               equivalents................        (123,082)           (4,239)
           Cash and cash equivalents at
               beginning of year..........         612,512             6,239
                                               -------------   --------------
           Cash and cash equivalents at
               end of period..............      $  489,430           $ 2,000
                                               =============   ==============

                 See notes to consolidated financial statements.

CORPDAL:68368.1 28722-00003
                                        4

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

2.   Equipment, Furniture and Leasehold Improvements


     Equipment, furniture and leasehold improvements consist of:


                                              March 31,             December 31,
                                                1997                    1996
                                             -----------           ------------
     Computer equipment.................      $ 881,343             $  673,699
     Office equipment and furniture.....        761,529                697,947
     Leasehold improvements.............        117,651                102,785
                                             -----------           ------------
                                              1,760,523              1,474,431

     Less accumulated depreciation and
         amortization...................       (728,345)              (666,434)
                                             ------------          ------------
                                             $1,032,178               $807,997
                                             ============          ============

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


CORPDAL:68368.1 28722-00003
                                        5

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.   Income Taxes

     The income tax (provision) benefit and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                           For the three months ended March 31,
                                           ------------------------------------
                                                 1997                  1996
                                           -----------------    ---------------

 Tax provision (at statutory rate)....         ($79,545)          ($ 114,946)
 Utilization of net operating loss
     carryforwards....................           79,545              114,946
 Alternative minimum tax   ...........                -                    -
 State income tax (expense) benefit...           42,681              (50,021)
                                           -----------------    ---------------
     Total............................          $42,681          ($   50,021)
                                           =================    ===============

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

CORPDAL:68368.1 28722-00003
                                        6

Comparison of Three Months Ended March 31, 1997 and 1996

     Net Service Revenues. Net service revenues increased approximately $1.1 million or 17.1% to $7.3 million in the first quarter of 1997, compared to $6.2 million for the comparable 1996 quarter. Permanent placement revenues increased approximately $903,000 or 32.5% to $3.7 million for the quarter ended March 31, 1997, compared to $2.8 million for the comparable 1996 quarter. Speciality service revenues increased approximately $318,000 or 20.4% to $1.9 million for the first quarter of 1997, compared to $1.6 million for the comparable 1996 quarter. The increases in permanent placement and speciality services were primarily attributable to the Company's continued focus on high-end niche employment markets such as the information technology and engineering technical disciplines. Contract placement revenues decreased approximately $157,000 or 8.3% to $1.7 million in the first quarter of 1997, compared to $1.9 million for the comparable 1996 quarter. Contract placement revenues declined as a result of a lower number of people on job assignments, which was primarily attributable to certain contracts coming to an end, the Company not replacing these contracts until late in the quarter, certain personnel being converted to permanent positions and unusually high recruiter turnover at the end of 1996.

     Gross Margin. Gross margin increased approximately $320,000 or 18.1% to $2.1 million in the first quarter of 1997, compared to $1.8 million for the comparable 1996 quarter. Gross margin as a percentage of net service revenues increased to 28.6% in the first quarter of 1997 compared to 28.4% in the comparable period in 1996, primarily due to an increase in permanent placement revenues.

     Sales, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $604,000 or 47.1% to $1.9 million in the first quarter of 1997, compared to $1.3 million for the comparable 1996 quarter. Selling, general and administrative expenses as a percentage of net service revenues increased to 25.9% in the first quarter of 1997 from 20.6% in the comparable 1996 quarter. The increase was primarily the result of increased marketing and recruiting expenses, increased expenditures on the Company's back office to support the growth in sales, litigation expenses and an increase in the provision for uncollectible accounts. Included in these increases were increases in litigation expenses of approximately $109,000, provision for uncollectible accounts of approximately $199,000 and approximately $35,000 for the establishment of the Company's training facilities over amounts for the comparable 1996 period.

     Other Expenses. Other expenses declined approximately $44,000 to $49,000 in the first quarter of 1997, compared to approximately $93,000 in the comparable 1996 quarter. The decrease in expenses was the result of a decrease in the loss from joint venture operations and the collection of a receivable, previously written off, associated with a prior year sale of assets.

     Income Taxes. The income tax benefit was approximately $43,000 for the first quarter of 1997, compared to an income tax expense of approximately $50,000 for the comparable 1996 quarter. This decrease of approximately $93,000 resulted primarily from a first quarter 1997 credit of approximately $68,000 relating to an estimated prior year provision taken by the Company for state income tax expense.

     Extraordinary Items. The extraordinary item-gain on debt restructuring, net of income taxes, of approximately $43,000 during the first quarter of 1997 resulted form the Company settling certain prior year delinquent accounts payable on a discounted basis.

CORPDAL:68368.1 28722-00003
                                        7

     Net Income. Net income decreased approximately $104,000 or 30.8% to approximately $234,000 in the first quarter of 1997 as compared to $338,000 in 1996.

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

     Cash flow provided by operating activities of approximately $171,000 resulted primarily from the profitable operations of the Company during the first quarter of 1997. The Company made capital expenditures of approximately $286,000 in the first quarter of 1997, primarily to improve its computer systems, data base operations, and back office operations. As mentioned above, the Company borrowed approximately $85,000 on a line of credit to purchase computer equipment and other fixed assets to support its back office operations, and increased its factored accounts receivable borrowings by $125,000 to fund its operations during the first quarter of 1997.

     The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of factored receivables, based on the number of days the receivable is outstanding. The proceeds from factored accounts receivable were used to fund the operations of the Company's business during 1996, 1995 and 1994. In addition, in 1996 a subsidiary of the Company entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements. The term of the credit agreement is for one year but may be renewed if the subsidiary and lender so agree. Fees and interest are based on the monthly average outstanding balance under the line of credit. The amount available under the line of credit is based upon eligible accounts receivable up to a maximum aggregate amount not to exceed the lesser of 85% of the aggregate amount of eligible receivables or $1.0 million. The subsidiary had approximately $881,000 in accounts receivable at March 31, 1997. All eligible receivables are pledged as collateral. Interest is payable monthly at prime plus 2.5% (10.75% at March 31, 1997) plus an administrative fee of 0.6% on the average daily outstanding balance during the preceding month. The loan requires that the monthly interest and administrative fees be at least $7,500. At March 31, 1997, borrowings under the line of credit amounted to approximately $454,000. The loan agreement requires such subsidiary to maintain positive cash flow (as defined) and net income of no less than $50,000 per quarter and restricts dividend payments and certain transactions of such subsidiary with its affiliates.

     In August 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% (10.75% at March 31, 1997) and the fixed assets financed are pledged as collateral. The line of credit will convert into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%. In addition, the Company has pledged as collateral on this line of credit $450,000 of one of its subsidiary company's accounts receivable. The outstanding balance of approximately $182,000 under this line of credit is reflected in other short-term debt in the Consolidated Balance Sheet at March 31, 1997.

     Inflation has not had a significant effect on the Company's operating results.

CORPDAL:68368.1 28722-00003
                                        8

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

CORPDAL:68368.1 28722-00003
                                        9

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DIVERSIFIED CORPORATE RESOURCES, INC.
                                       Registrant



DATE: July 21, 1997                     By:      /s/ J. Michael Moore
                                                 --------------------------
                                                 J. Michael Moore,
                                                 Chief Executive Officer





DATE: July 21, 1997                     By:      /s/ M. Ted Dillard
                                                 ------------------------
                                                 M. Ted Dillard
                                                 President and Secretary


CORPDAL:68368.1 28722-00003