Form 10-Q
period 1997-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-08-14
CIK 779226

-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                            OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____








                            COMMISSION FILE NUMBER 0-13984






                        DIVERSIFIED CORPORATE RESOURCES, INC.
                (Exact name of registrant as specified in its charter)







            TEXAS                                    75-1565578
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



                            12801 NORTH CENTRAL EXPRESSWAY
                                      SUITE 350
                                 DALLAS, TEXAS  75243
                       (Address of principal executive offices)



         Registrant's telephone number, including area code:  (972) 458-8500


Former name, former address and former fiscal year if changed since last report:




Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                         ---        ---


Number of shares of common stock of the registrant outstanding on June 30, 1997, was 1,785,312.

                                                      Total Number of pages for
                                                      this 10-Q filing:   16

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                        ASSETS

                                                     JUNE 30,    DECEMBER 31,
CURRENT ASSETS:                                        1997          1996
                                                    ----------   ------------
     Cash and cash equivalents                      $  271,753    $  612,512
     Trade accounts receivable, less allowance
       for doubtful accounts of approximately
       $452,000 and $494,000, respectively           4,362,695     3,387,138
     Notes receivable-related party                      9,886         9,326
     Prepaid expenses and other current assets          95,281        34,443
                                                    ----------    -----------
      TOTAL CURRENT ASSETS                           4,739,615     4,043,419
EQUIPMENT, FURNITURE AND LEASEHOLD
      IMPROVEMENTS, NET                              1,173,216       807,997
OTHER ASSETS:
     Investment in and advances to joint venture       216,774       152,905
     Notes receivable-related party                     16,666        21,690
     Other                                             416,656       177,879
                                                    ----------    -----------
                                                    $6,562,927    $5,203,890
                                                    ----------    -----------
                                                    ----------    -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable and accrued expenses    $3,804,608    $3,329,616
     Book overdraft                                     28,801        98,158
     Borrowings under factoring and loan agreements    360,841       400,682
     Other short-term debt                             241,901        97,652
     Current maturities of long-term debt                6,928        21,834
                                                    ----------    -----------
       TOTAL CURRENT LIABILITIES                     4,443,079     3,947,942

DEFERRED LEASE RENTS                                    24,946          -

LONG TERM DEBT                                          67,172        68,157




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued                               -             -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 2,031,161 and 1,881,161 shares
       issued, respectively                            203,116       188,116
     Additional paid-in capital                      3,675,151     3,615,151
     Accumulated deficit                            (1,424,229)   (2,301,108)
     Common stock held in treasury (245,849
       shares at cost)                                (185,175)     (185,175)
     Receivables from related party                   (241,133)     (129,193)
                                                    ----------    -----------
TOTAL STOCKHOLDERS' EQUITY                           2,027,730     1,187,791
                                                    ----------    -----------
                                                    $6,562,927    $5,203,890
                                                    ----------    -----------
                                                    ----------    -----------

                   See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                           --------------------------     ------------------------
                                               1997           1996           1997          1996
                                           -----------     ----------     ----------    ----------
NET SERVICE REVENUES
    Permanent placement                     $4,300,835     $3,184,203     $7,981,243    $5,961,464
    Specialty services                       1,994,926      1,807,098      3,870,698     3,364,500
    Contract placement                       2,078,175      1,822,149      3,800,593     3,701,485
                                           -----------     ----------     ----------    ----------
                                             8,373,936      6,813,450     15,652,534    13,027,449

COST OF SERVICES                             5,773,844      4,800,511     10,968,514     9,250,167
                                           -----------     ----------     ----------    ----------

GROSS MARGIN                                 2,600,092      2,012,939      4,684,020     3,777,282

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                    (1,790,511)    (1,423,634)    (3,717,190)   (2,706,675)

OTHER INCOME (EXPENSES):
    Loss from joint venture operations          (8,277)       (25,717)       (19,488)      (60,085)
    Interest expense, net                      (43,528)       (62,672)       (74,131)     (131,689)
    Other, net                                  21,187         12,196         53,943        22,375
                                           -----------     ----------     ----------    ----------
                                               (30,618)       (76,193)       (39,676)     (169,399)
                                           -----------     ----------     ----------    ----------
INCOME  BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                     778,963        513,112        927,154       901,208

INCOME TAXES, current provision                136,039         61,861         93,358       111,882
                                           -----------     ----------     ----------    ----------

INCOME  BEFORE EXTRAORDINARY ITEM              642,924        451,251        833,796       789,326

EXTRAORDINARY ITEM, gain on debt
 restructuring, net                                  -              -         43,083             -
                                           -----------     ----------     ----------    ----------

      NET INCOME                            $  642,924     $  451,251     $  876,879    $  789,326
                                           -----------     ----------     ----------    ----------
                                           -----------     ----------     ----------    ----------
PRIMARY EARNINGS  PER SHARE:
    Income  before extraordinary item           $  .35         $  .24         $  .46        $  .43
    Extraordinary item                               -              -            .02             -
                                           -----------     ----------     ----------    ----------

TOTAL                                           $  .35         $  .24         $  .48        $  .43
                                           -----------     ----------     ----------    ----------
                                           -----------     ----------     ----------    ----------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               1,817,049      1,853,064      1,828,141     1,853,064
                                           -----------     ----------     ----------    ----------
                                           -----------     ----------     ----------    ----------
FULLY DILUTED EARNINGS PER SHARE:
    Income  before extraordinary item           $  .34         $  .24         $  .45        $  .43
    Extraordinary item                               -              -            .02             -
                                           -----------     ----------     ----------    ----------
TOTAL                                           $  .34         $  .24         $  .47        $  .43
                                           -----------     ----------     ----------    ----------
                                           -----------     ----------     ----------    ----------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               1,883,354      1,853,064      1,879,336     1,853,064
                                           -----------     ----------     ----------    ----------
                                           -----------     ----------     ----------    ----------

                   See Notes to Consolidated Financial Statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                     ------------------------
                                                       1997           1996
                                                    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $  876,879     $  789,326
    Adjustments to reconcile net income to cash
        provided by operating activities:
        Extraordinary item                             (43,083)         -
        Depreciation and amortization                  136,960         93,838
        Other                                            6,882          -
        Provision for allowances                       (41,834)       (18,814)
        Equity in loss of joint venture                 19,488         60,085
        Write-down of long-lived assets                                37,462
        Deferred lease rents                            24,946        (31,519)
    Changes in operating assets and liabilities:
        Accounts receivable                           (933,723)    (1,135,913)
        Prepaid expenses and other current assets      (60,838)       (75,012)
        Other assets                                      (696)         3,330
        Trade accounts payable and accrued expenses    518,075        761,414
                                                    ----------     -----------

            Cash provided by operating activities      503,056        484,197

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                              (509,061)      (210,633)
    Deposits                                               500         (2,540)
    Loans and advances to related parties             (111,940)       (25,000)
    Repayment from related parties                       4,464          9,029
    Net advances to joint venture                      (83,357)       (18,435)
                                                    ----------     -----------

            Cash used in investing activities         (699,394)      (247,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock under option agreements           75,000          -
    Proceeds from other short-term debt                144,249          -
    (Decrease) increase in borrowings under
      factoring and loan arrangements                  (39,841)       102,808
    Principal payments under long-term debt
     obligations                                       (15,891)       (15,810)
    Book overdraft                                     (69,357)      (129,235)
    Deferred offering costs                           (238,581)         -
                                                    ----------     -----------
            Cash used in financing activities         (144,421)       (42,237)
                                                    ----------     -----------

               (Decrease) increase in cash and
                cash equivalents                      (340,759)       194,381
               Cash and cash equivalents at
                beginning of year                      612,512          6,239
                                                    ----------     -----------

               Cash and cash equivalents at
                end of period                       $  271,753     $  200,620
                                                    ----------     -----------
                                                    ----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                           $  87,094     $  136,365
                                                    ----------     -----------
                                                    ----------     -----------

                   See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

      The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and six months ended June 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K as amended ("Form 10-K"). Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

  RECLASSIFICATIONS

  Certain amounts in the June 30, 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.


2.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

  Equipment, furniture and leasehold improvements consist of:

                                             JUNE 30,    DECEMBER 31,
                                               1997          1996
                                            ----------    ----------

    Computer equipment                      $1,040,909    $  673,699
    Office equipment and furniture             580,476       697,947
    Leasehold improvements                     126,133       102,785
                                            ----------    ----------
                                             1,747,518     1,474,431

    Less accumulated depreciation and
           amortization                       (574,302)     (666,434)
                                            ----------    ----------
                                            $1,173,216    $  807,997
                                            ----------    ----------
                                            ----------    ----------


3.  ACCOUNTS RECEIVABLE FROM RELATED PARTY

 During the three and six months ended June 30, 1997, the Company paid various expenses on behalf of J. Michael Moore or various entities which he controls amounting to approximately $96,000 and $112,000, respectively. Mr. Moore is the Chairman of the Board and Chief Executive Officer of the Company. These amounts are included in receivables from related party shown in the Stockholders' Equity section of the Consolidated Balance Sheet. Of these amounts, approximately $90,000 and $100,000, respectively, is related to the litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See
Part 1, Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.)

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.  INCOME TAXES

 The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                         FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                         --------------------------  ------------------------
                             1997         1996           1997        1996
                         -----------   ----------     ----------  ----------
Tax provision (at
 statutory rate)          ($272,637)   ($174,458)     ($324,504)   ($306,411)
Utilization of net
 operating loss
 carryforwards              272,637      174,458        324,504      306,411
Alternative minimum tax     (10,850)     (18,655)       (10,850)     (18,655)
State income tax expense   (125,189)     (43,206)       (82,508)     (93,227)
                         -----------   ----------     ----------  ----------
      Total               ($136,039)   ($ 61,861)      ($93,358)   ($111,882)
                         -----------   ----------     ----------  ----------
                         -----------   ----------     ----------  ----------

5.  OTHER SHORT-TERM DEBT

  On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% and the fixed assets financed and certain subsidiary accounts receivable are pledged as collateral. The line of credit of approximately $242,000 at June 30, 1997, will convert into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%.

6.  CONTINGENCIES

  The Company is named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expenses, alleging that plaintiffs interfered with Company business transactions and proposed financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company as well as other damages for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. With respect to all the aforementioned matters, management believes they are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

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


 During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

  NET SERVICE REVENUES. Net service revenues increased approximately $1.6 million or 22.9% to $8.4 million in the second quarter of 1997, compared to $6.8 million for the comparable 1996 quarter. Permanent placement revenues increased approximately $1.1 million or 35.1% to $4.3 million for the quarter ended June 30, 1997, compared to $3.2 million for the comparable 1996 quarter. Specialty service revenues increased approximately $188,000 or 10.4% to $2.0 million for the second quarter of 1997, compared to $1.8 million for the comparable 1996 quarter. Contract placement revenues increased approximately $256,000 or 14.1% to $2.1 million in the second quarter of 1997, compared to $1.8 million for the comparable 1996 quarter. The increases in net service revenues were primarily attributable to the Company's continued focus on high-end niche employment markets such as the information technology and engineering/technical disciplines.

 GROSS MARGIN. Gross margin increased approximately $587,000 or 29.2% to $2.6 million in the second quarter of 1997, compared to $2.0 million for the comparable 1996 quarter. Gross margin as a percentage of net service revenues increased to approximately 31.0% in the second quarter of 1997 compared to approximately 29.5% in the comparable period in 1996. The increase in gross margin was primarily due to an increase in permanent placement revenues.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $367,000 or 25.8% to $1.8 million in the second quarter of 1997, compared to $1.4 million for the comparable 1996 quarter. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 21.4% in the second quarter of 1997 from approximately 20.9% in the comparable 1996 quarter. The increase was primarily the result of increased expenses on the Company's back office to support the growth in sales and an increase in litigation expenses. Included in these increases were increases in litigation expenses of approximately $116,000 and approximately $41,000 for the establishment of the Company's training facilities.

 OTHER EXPENSES. Other expenses declined approximately $46,000 to $31,000 in the second quarter of 1997, compared to approximately $76,000 in the comparable 1996 quarter. The decrease in expenses was the result of a decrease in the loss from joint venture operations and a decrease in interest expense as a result of the lower cost of funds.

 INCOME TAXES. Income tax expense increased approximately $74,000 to $136,000 for the second quarter of 1997, compared to approximately $62,000 for the comparable 1996 quarter.

 NET INCOME. Net income increased approximately $192,000 or 42.5% to approximately $643,000 in the second quarter of 1997 as compared to approximately $451,000 in 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  NET SERVICE REVENUES. Net service revenues increased approximately $2.6 million or 20.2% to $15.7 million in the first six months of 1997, compared to $13.0 million for the comparable 1996 period. Permanent placement revenues increased approximately $2.0 million or 33.9% to $8.0 million for the six months ended June 30, 1997, compared to $6.0 million for the comparable 1996 period. Specialty service revenues increased approximately $506,000 or 15.0% to $3.9 million for the first six months of 1997, compared to $3.4 million for the comparable 1996 period. Contract

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


placement revenues increased approximately $99,000 or 2.7% to $3.8 million in the first six months of 1997, compared to $3.7 million for the comparable 1996 period. The increase in net service revenues were primarily attributable to the Company's continued focus on high margin, high-end niche employment markets, such as the information technology and engineering technical disciplines.


 GROSS MARGIN. Gross margin increased approximately $907,000 or 24.0% to $4.7 million in the first six months of 1997, compared to $3.8 million for the comparable 1996 period. Gross margin as a percentage of net service revenues increased to approximately 29.9% in the first six months of 1997 compared to approximately 29.0% in the comparable period in 1996, primarily due to an increase in permanent placement revenues.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.0 million or 37.3% to $3.7 million in the first six months of 1997, compared to $2.7 million for the comparable 1996 period. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 23.7% in the first six months of 1997 from approximately 20.8% in the comparable 1996 period. The increase was primarily the result of increased expenses on the Company's back office to support the growth in sales, litigation expenses and an increase in the provision for uncollectible accounts. Included in these increases were increases in litigation expenses of approximately $225,000, provision for uncollectible accounts of approximately $185,000 and approximately $76,000 for the establishment of the Company's training facilities.

 OTHER EXPENSES. Other expenses declined approximately $130,000 to $40,000 in the first six months of 1997, compared to approximately $170,000 in the comparable 1996 period. The decrease in expenses was the result of a decrease in the loss from joint venture operations, a decrease in interest expense as a result of the lower cost of funds and the collection of a receivable, previously written off, associated with a prior year sale of assets.

 INCOME TAXES. Income tax expense decreased approximately $19,000 to $93,000 in the first six months of 1997, compared to approximately $112,000 for the comparable 1996 period. This decrease resulted primarily from a first quarter 1997 credit of approximately $68,000 relating to an estimated prior year provision taken by the Company for state income tax expense.

 EXTRAORDINARY ITEMS. The extraordinary item-gain on debt restructuring, net of income taxes, of approximately $43,000 during the first six months of 1997 resulted from the Company settling certain prior year delinquent accounts payable on a discounted basis.

 NET INCOME. Net income increased approximately $88,000 or 11.1% to approximately $877,000 in the first six months of 1997, compared to approximately $789,000 in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

 Working capital was approximately $297,000 at June 30, 1997, compared to working capital of approximately $95,000 at December 31, 1996. The increase in working capital of approximately $202,000 during the first six months of 1997 was primarily due to the profitable operations of the Company.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


 Cash flow provided by operating activities of approximately $503,000 resulted primarily from the profitable operations of the Company during the first six months of 1997. The Company made capital expenditures of approximately $509,000 during the first six months of 1997, of which $144,000 was financed on a line of credit, primarily to improve its computer systems, data base operations, and back office operations. The Company decreased its factored accounts receivable borrowings by $40,000 during the first six months of 1997.

 The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of factored receivables, based on the number of days the receivable is outstanding. The proceeds from factored accounts receivable were used to fund the operations of the Company's business during the first six months of 1997, and during 1996, 1995 and 1994. In addition, in 1996 a subsidiary of the Company entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements. The term of the credit agreement is for one year but may be renewed if the subsidiary and lender so agree. Fees and interest are based on the monthly average outstanding balance under the line of credit. The amount available under the line of credit is based upon eligible accounts receivable up to a maximum aggregate amount not to exceed the lesser of 85% of the aggregate amount of eligible receivables or $1.0 million. The subsidiary had approximately $1.1 million in accounts receivable at June 30, 1997. All eligible receivables are pledged as collateral. Interest is payable monthly at prime plus 2.5% (11% at June 30, 1997) plus an administrative fee of 0.6% on the average daily outstanding balance during the preceding month. The loan requires that the monthly interest and administrative fees be at least $7,500. At June 30, 1997, borrowings under the line of credit amounted to approximately $226,000. The loan agreement requires such subsidiary to maintain positive cash flow (as defined) and net income of no less than $50,000 per quarter and restricts dividend payments and certain transactions of such subsidiary with its affiliates.

 In August 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% (11% at June 30, 1997) and the fixed assets financed are pledged as collateral. The line of credit will convert into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt will have a five year term and bear interest monthly at prime plus 2.5%. In addition, the Company has pledged as collateral on this line of credit $450,000 of one of its subsidiary company's accounts receivable. The outstanding balance of approximately $242,000 under this line of credit is reflected in other short-term debt in the Consolidated Balance Sheet at June 30, 1997.

 The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that cash flow from operations will provide adequate liquidity to fund its operations for at least the next 12 months.

 Inflation has not had a significant effect on the Company's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

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

 During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

 Statements in this Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; and other factors that affect businesses generally.

                              PART II  OTHER INFORMATION
                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

    In September, 1996, a lawsuit (the "Suit") was filed by Ditto Properties Company ("Ditto Properties"), whose manager is a business associate of J. Michael Moore, against the USFG-DHRG L.P. No. 2, Inc. (the "Controlling Shareholder"), J. Michael Moore individually and USFG-DHRG #1 Ltd. (collectively, the "Defendants").

    The Suit alleges, among other things, that the Defendants fraudulently induced Ditto Properties to sell 899,200 shares (the "Shares") of Common Stock to the Controlling Shareholder and failed to perform under the related Stock Purchase Agreement dated March 26, 1993 (the "Stock Purchase Agreement"). The Suit asks for injunctive relief and damages but also had sought to rescind the Stock Purchase Agreement. However, summary judgment on the issue of rescission was granted in favor of the Controlling Shareholder and Ditto Properties' rescission claim was dismissed on June 2, 1997.

    Because the Company believes that the Suit has interfered with certain of the Company's business activities, the Company filed a separate lawsuit against Ditto Properties on October 7, 1996. This lawsuit seeks in excess of $100 million in damages and the reimbursement of certain expenses.

    The Company has incurred legal expenses on its own behalf and on behalf of the Defendants in an effort to prevent potential adverse impact of the Suit on the Company. The Controlling Shareholder and Mr. Moore have entered into an agreement with the Company pursuant to which Mr. Moore has agreed to reimburse any legal fees and expenses deemed personal in nature by the Board of Directors. The Board of Directors determined that approximately 50% of such legal fees paid through October 24, 1996, should be reimbursed by the Controlling Shareholder and that all of such fees after that date should be reimbursed to the Company.

    Pursuant to the terms of an agreed order entered by the court in the Suit, the Controlling Shareholder has deposited $1.5 million with the special master appointed by the court. The funds for such deposit were obtained pursuant to a loan made by Imperial Bank to the Controlling Shareholder.

    In September, 1996, a lawsuit was filed in Texas State Court, in Dallas County, by Billie Jean Tapp ("Ms. Tapp"), since joined by Gary K. Steeds ("Mr. Steeds") against the Company, two of the Company's subsidiaries, Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISCC") and three of the Company's officers and directors (J. Michael Moore, M. Ted Dillard and Donald A. Bailey).

    In their lawsuit, Ms. Tapp and Mr. Steeds (former employees of the Company) each allege that the Company breached an agreement purporting to convey up to 20% of the issued and outstanding shares of MAC and ISCC to each of Ms. Tapp and Mr. Steeds pursuant to a vesting schedule set forth in such agreement, and certain other alleged agreements. They allege damages for the fair market value of such shares in which they were vested and other damages for breach of contract, conspiracy and tortious conduct, as well as mismanagement, misappropriation of corporate assets and self-dealing by Company officers and directors. The Company denies the existence of any such contractual relationship, believes that Ms. Tapp's and Mr. Steeds' claims are without merit, has filed an answer and counterclaim against Ms. Tapp and a third party petition against Mr. Steeds and is vigorously defending the lawsuit. In addition, the

                              PART II  OTHER INFORMATION
          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED


Company believes that even if any such contractual relationship existed, based upon the vesting schedule set forth in such agreements, any potential damages of Ms. Tapp and Mr. Steeds would not have a material adverse effect on the Company. The Company has moved to dismiss certain of Ms. Tapp's and Mr. Steeds' claims on summary judgment.

ITEM 2.  CHANGES IN SECURITIES

    Not Applicable.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Subsequent to June 30, 1997, the annual meeting of shareholders (the "Annual Meeting") was held on August 12, 1997. At the meeting the shareholders voted to elect J. Michael Moore, M. Ted Dillard, Donald A. Bailey and Samuel E. Hunter to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. The results of the vote were as follows:

              FOR                    AGAINST                 ABSTAIN


           1,036,162                   -0-                    1,652

    The shareholders voted to adopt and ratify the Board's adoption of the Company's Amended and Restated 1996 Nonqualified Stock Option Plan. The results of the vote were as follows:

              FOR                    AGAINST                 ABSTAIN

            991,026                    5,658                 41,130

    The shareholders voted to ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the 1997 fiscal year. The results of the vote were as follows:

              FOR                    AGAINST                 ABSTAIN

          1,037,814                     -0-                     -0-

    Prior to the Annual Meeting, the Company's Board of Directors determined, in consultation with its investment bankers, that it was in the best interests of the Company to withdraw the proposal discussed in the Company's Proxy Statement to amend the Company's Articles of Incorporation to effect a forward stock-split of the Company's common stock. It was therefore withdrawn prior to the Annual Meeting.

                              PART II  OTHER INFORMATION
          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED


ITEM 5.  OTHER INFORMATION

    Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

    11.1 Statement Regarding Computation of Per Share Earnings included herein.

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

                        DIVERSIFIED CORPORATE RESOURCES, INC.
                        Registrant



DATE: August 14, 1997             By:  /s/ J. Michael Moore
                                       ------------------------------
                                       J. Michael Moore
                                       CHIEF EXECUTIVE OFFICER



DATE: August 14, 1997             By:  /s/ M. Ted Dillard
                                       ------------------------------
                                       M. Ted Dillard
                                       PRESIDENT AND SECRETARY




DATE: August 14, 1997             By:  /s/ Douglas G. Furra
                                       ------------------------------
                                       Douglas G. Furra
                                       CHIEF FINANCIAL OFFICER