Form 10-Q
period 1997-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1997-11-14
CIK 779226

-------------------------------------------------------------------------------
              SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Number of shares of common stock of the registrant outstanding on September 30, 1997, was 1,790,312.

PART I.  Financial Information

Item 1.  Financial Statements

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                      SEPTEMBER 30, DECEMBER 31,
CURRENT ASSETS:                                           1997          1996
                                                       ----------    ----------
  Cash and cash equivalents..........................  $  145,774    $  612,512
  Trade accounts receivable, less allowance
   for doubtful accounts of approximately
   $519,000 and $494,000, respectively...............   4,697,971     3,387,138
  Notes receivable-related party.....................      10,133         9,326
  Receivables from related party.....................     279,098           -
  Prepaid expenses and other current assets..........     159,192        34,443
                                                       ----------    ----------
    TOTAL CURRENT ASSETS.............................   5,292,168     4,043,419

EQUIPMENT, FURNITURE AND LEASEHOLD
 IMPROVEMENTS, NET...................................   1,298,041       807,997

OTHER ASSETS:
  Investment in and advances to joint venture........     262,320       152,905
  Notes receivable-related party.....................      14,059        21,690
  Other..............................................   1,234,726       177,879
                                                       ----------    ----------
                                                       $8,101,314    $5,203,890
                                                       ----------    ----------
                                                       ----------    ----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Trade accounts payable and accrued expenses........  $4,389,107    $3,329,616
  Book overdraft.....................................           -        98,158
  Borrowings under factoring and loan agreements.....     539,298       400,682
  Other short-term debt..............................     283,951        97,652
  Current maturities of long-term debt...............       6,976        21,834
                                                       ----------    ----------
    TOTAL CURRENT LIABILITIES........................   5,219,332     3,947,942

DEFERRED LEASE RENTS.................................      34,892           -

LONG-TERM DEBT.......................................      66,660        68,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000
   shares Authorized, none issued....................           -             -
  Common stock, $.10 par value; 10,000,000 shares
   Authorized, 2,036,161 and 1,881,161 shares
    issued, respectively.............................     203,616       188,116
  Additional paid-in capital.........................   3,689,651     3,615,151
  Accumulated deficit................................    (927,662)   (2,301,108)
  Common stock held in treasury (245,849 shares
   at cost)..........................................    (185,175)     (185,175)
  Receivables from related party.....................           -      (129,193)
                                                       ----------    ----------
TOTAL STOCKHOLDERS' EQUITY...........................   2,780,430     1,187,791
                                                       ----------    ----------
                                                       $8,101,314    $5,203,890
                                                       ----------    ----------
                                                       ----------    ----------

                   See notes to consolidated financial statements.

                          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ---------------------------    --------------------------
                                                      1997            1996           1997           1996
                                                  -----------     -----------    -----------    -----------
NET SERVICE REVENUES
   Permanent placement . . . . . . . . . . . . .  $ 4,754,278     $ 3,291,353    $12,735,521    $ 9,252,817
   Specialty services. . . . . . . . . . . . . .    1,959,330       2,022,069      5,830,028      5,386,569
   Contract placement. . . . . . . . . . . . . .    2,392,110       1,914,430      6,192,703      5,615,915
                                                  -----------     -----------    -----------    -----------
                                                    9,105,718       7,227,852     24,758,252     20,255,301

COST OF SERVICES . . . . . . . . . . . . . . . .    6,288,400       5,075,057     17,256,914     14,325,224
                                                  -----------     -----------    -----------    -----------

GROSS MARGIN . . . . . . . . . . . . . . . . . .    2,817,318       2,152,795      7,501,338      5,930,077

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES . . . . . . . . . . . . . . . . . . . .   (1,975,252)     (1,676,245)    (5,692,442)    (4,382,920)

OTHER INCOME (EXPENSES):
   Income (loss) from joint venture operations .          986         (14,171)       (18,502)       (74,256)
   Interest expense, net . . . . . . . . . . . .      (40,162)        (58,937)      (114,293)      (190,626)
   Other, net. . . . . . . . . . . . . . . . . .       (2,295)             24         51,648         22,399
                                                  -----------     -----------    -----------    -----------
                                                      (41,471)        (73,084)       (81,147)      (242,483)
                                                  -----------     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM. . . . . . . . . . . .      800,595         403,466      1,727,749      1,304,674

INCOME TAXES, current provision. . . . . . . . .     (304,028)        (66,885)      (397,386)      (178,767)
                                                  -----------     -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM . . . . . . . .      496,567         336,581      1,330,363      1,125,907

EXTRAORDINARY ITEM, gain on debt
     restructuring, net. . . . . . . . . . . . .          -               -           43,083            -
                                                  -----------     -----------    -----------    -----------

      NET INCOME . . . . . . . . . . . . . . . .  $   496,567     $   336,581    $ 1,373,446    $ 1,125,907
                                                  -----------     -----------    -----------    -----------
                                                  -----------     -----------    -----------    -----------
PRIMARY EARNINGS PER SHARE:
   Income  before extraordinary item . . . . . .  $       .26     $       .18    $       .71    $       .60
   Extraordinary item. . . . . . . . . . . . . .            -             -              .02            -
                                                  -----------     -----------    -----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . .       $  .26     $       .18    $       .73    $       .60
                                                  -----------     -----------    -----------    -----------
                                                  -----------     -----------    -----------    -----------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING . . . . . . . . .    1,941,343       1,877,723      1,880,229      1,875,743
                                                  -----------     -----------    -----------    -----------
                                                  -----------     -----------    -----------    -----------
FULLY DILUTED EARNINGS PER SHARE:
   Income before extraordinary item. . . . . . .       $  .25     $       .18    $       .67    $       .60
   Extraordinary item. . . . . . . . . . . . . .            -             -              .02            -
                                                  -----------     -----------    -----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . .       $  .25     $       .18    $       .69    $       .60
                                                  -----------     -----------    -----------    -----------
                                                  -----------     -----------    -----------    -----------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                      1,976,137       1,877,723      1,979,062      1,875,743
                                                  -----------     -----------    -----------    -----------
                                                  -----------     -----------    -----------    -----------



                             See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ----------------------------
                                                               1997            1996
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . $ 1,373,446     $ 1,125,907
  Adjustments to reconcile net income to cash
    Provided by operating activities:
    Extraordinary item. . . . . . . . . . . . . . . . . . .     (43,083)              -
    Depreciation and amortization . . . . . . . . . . . . .     217,681         141,251
    Other . . . . . . . . . . . . . . . . . . . . . . . . .       5,103               -
    Provision for allowances. . . . . . . . . . . . . . . .      25,312         (30,864)
    Equity in loss of joint venture . . . . . . . . . . . .      18,502          74,256
    Write-down of long-lived assets . . . . . . . . . . . .           -          37,462
    Deferred lease rents. . . . . . . . . . . . . . . . . .      34,892         (47,278)
  Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . .  (1,336,145)     (1,137,648)
    Prepaid expenses and other current assets . . . . . . .    (124,749)       (109,590)
    Other assets. . . . . . . . . . . . . . . . . . . . . .        (199)          3,330
    Trade accounts payable and accrued expenses . . . . . .     732,574       1,298,706
                                                            -----------     -----------
      Cash provided by operating activities . . . . . . . .     903,334       1,355,532

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures. . . . . . . . . . . . . . . . . .    (712,828)       (309,713)
    Deposits. . . . . . . . . . . . . . . . . . . . . . . .      (5,647)        (20,667)
    Loans and advances to related parties . . . . . . . . .    (149,905)        (25,000)
    Repayment from related parties. . . . . . . . . . . . .       6,824          17,982
    Net advances to joint venture . . . . . . . . . . . . .    (127,917)        (82,324)
                                                            -----------     -----------
      Cash used in investing activities . . . . . . . . . .    (989,473)       (419,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock under option agreements . . . . . . .      90,000               -
    Proceeds from other short-term debt . . . . . . . . . .     186,299               -
    (Decrease) increase in borrowings under factoring
      and loan arrangements . . . . . . . . . . . . . . . .     138,616        (124,808)
    Principal payments under long-term debt obligations . .     (16,355)        (16,230)
    Book overdraft. . . . . . . . . . . . . . . . . . . . .     (98,158)       (129,235)
    Deferred offering costs . . . . . . . . . . . . . . . .    (681,001)              -
                                                            -----------     -----------
      Cash used in financing activities . . . . . . . . . .    (380,599)       (270,273)
                                                            -----------     -----------
        (Decrease) increase in cash and cash equivalents. .    (466,738)        665,537
        Cash and cash equivalents at beginning of year. . .     612,512           6,239
                                                            -----------     -----------
        Cash and cash equivalents at end of period. . . . . $   145,774     $   671,776
                                                            -----------     -----------
                                                            -----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest. . . . . . . . . . . . . . . . . $   133,438     $   196,473
                                                            -----------     -----------
                                                            -----------     -----------
    Cash paid for income taxes. . . . . . . . . . . . . . . $   378,951     $    13,071
                                                            -----------     -----------
                                                            -----------     -----------
    Deferred offering costs in accounts payable . . . . . . $   370,000     $         -
                                                            -----------     -----------
                                                            -----------     -----------


                   See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and nine months ended September 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K as amended ("Form 10-K"). Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

   RECLASSIFICATIONS

   Certain amounts in the September 30, 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

2. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

   Equipment, furniture and leasehold improvements consist of:


                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1997              1996
                                              -------------     ------------
        Computer equipment                     $1,157,051       $  673,699
        Office equipment and furniture            488,746          697,947
        Leasehold improvements                    150,460          102,785
                                               ----------       ----------
                                                1,796,257        1,474,431

        Less accumulated depreciation and
                amortization                     (498,216)        (666,434)
                                               ----------       ----------
                                               $1,298,041       $  807,997
                                               ----------       ----------
                                               ----------       ----------

3. ACCOUNTS RECEIVABLE FROM RELATED PARTY

   During the three and nine months ended September 30, 1997, the Company paid various expenses on behalf of J. Michael Moore or various entities which he controls amounting to approximately $38,000 and $141,000, respectively. Mr. Moore is the Chairman of the Board and Chief Executive Officer of the Company. These amounts are included in receivables from related party in the consolidated balance sheet. Of these amounts, approximately $33,000 and $132,000, respectively, is related to the litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. (See Part 1, Item 3, Legal Proceedings, in the Company's Form 10-K for the year ended December 31, 1996.) These amounts were paid in full subsequent to September 30, 1997.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4. INCOME TAXES

   The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------------     -------------------------
                                                     1997            1996           1997            1996
                                                  ----------      ----------     ----------     ----------
Tax provision (at statutory rate)                 ($281,334)      ($137,178)     ($605,838)     ($443,589)
Tax benefits derived from the utilization of
    net operating loss carryforwards                    -           137,178        338,727        443,589
Alternative minimum tax                                 -            (2,027)                      (20,682)
State income tax expense                            (22,694)        (64,858)      (130,275)      (158,085)
                                                  ----------      ----------     ----------     ----------
    Total                                         ($304,028)       ($66,885)     ($397,386)     ($178,767)
                                                  ----------      ----------     ----------     ----------
                                                  ----------      ----------     ----------     ----------

  The utilization of the net operating loss carryforward during the nine months ended September 30, 1997, was limited to $338,727 because of limitations under Internal Revenue Code Section 382.

5. OTHER SHORT-TERM DEBT

   On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% and the fixed assets financed and certain subsidiary accounts receivable are pledged as collateral. Borrowings under the line of credit were approximately $284,000 at September 30, 1997, and can be converted into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt would have a five year term and bear interest monthly at prime plus 2.5%.

6. CONTINGENCIES

   The Company was named as a garnishee in a lawsuit against the majority shareholder, which the Company believes is without merit. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expenses, alleging that plaintiffs interfered with Company business transactions and financings resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company as well as other damages for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. With respect to all the aforementioned matters, management believes they are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which is effective for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and (iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128.

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

8. SUBSEQUENT EVENT-COMMON STOCK OFFERING

   On October 3, 1997, the Company completed a public offering (the "Offering") of 825,900 shares of its common stock at $10.00 per share. An additional 314,100 shares were sold by certain selling shareholders in the offering. After deducting the underwriting discounts and non-accountable expense allowance, the net proceeds to the Company were approximately $7.4 million. The net increase to stockholders' equity was approximately $6.3 million after netting approximately $1.1 million in deferred offering costs.

   The underwriters have a 45 day option to purchase up to an additional 123,885 shares solely to cover over-allotments. The underwriters have exercised this option and the additional net proceeds to the Company will be approximately $1.1 million. The Company has issued to the underwriters warrants to purchase up to 82,590 shares at $13.50 per share. These warrants are exercisable for a period of four years, beginning in October 1998.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   NET SERVICE REVENUES. Net service revenues increased approximately $1.9 million or 26.0% to $9.1 million in the third quarter of 1997, compared to $7.2 million for the comparable 1996 quarter. Permanent placement revenues increased approximately $1.5 million or 44.4% to $4.8 million for the quarter ended September 30, 1997, compared to $3.3 million for the comparable 1996 quarter. Specialty service revenues decreased approximately $63,000 or 3.1% to $1.9 million for the third quarter of 1997, compared to $2.0 million for the comparable 1996 quarter. Contract placement revenues increased approximately $478,000 or 25.0% to $2.4 million in the third quarter of 1997, compared to $1.9 million for the comparable 1996 quarter. The increase in net service revenues was primarily attributable to the Company's continued focus on high-end niche employment markets such as the information technology and engineering/technical disciplines.

   GROSS MARGIN. Gross margin increased approximately $665,000 or 30.9% to $2.8 million in the third quarter of 1997, compared to $2.2 million for the comparable 1996 quarter. Gross margin as a percentage of net service revenues increased to approximately 30.9% in the third quarter of 1997 compared to approximately 29.8% in the comparable period in 1996. The increase in gross margin was primarily due to an increase in permanent placement revenues.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $299,000 or 17.8% to $2.0 million in the third quarter of 1997, compared to $1.7 million for the comparable 1996 quarter. Selling, general and administrative expenses as a percentage of net service revenues decreased to approximately 21.7% in the third quarter of 1997 from approximately 23.2% in the comparable 1996 quarter. The increase in selling, general and administrative expenses was primarily the result of increased expenses on the Company's back office to support the growth in sales. Included in this increase was approximately $126,000 for the establishment and development of the Company's training facilities and other development projects.

   OTHER EXPENSES. Other expenses declined approximately $32,000 to $41,000 in the third quarter of 1997, compared to approximately $73,000 in the comparable 1996 quarter. The decrease in expenses was the result of the joint venture operations being profitable during the third quarter of 1997, and a decrease in interest expense as a result of the lower cost of funds.

   INCOME TAXES. Income tax expense increased approximately $237,000 to $304,000 for the third quarter of 1997, compared to approximately $67,000 for the comparable 1996 quarter. The increase was primarily due to the limitation on utilization of net operating losses pursuant to Section 382 of the Internal Revenue Code.

   NET INCOME. Net income increased approximately $160,000 or 47.5% to approximately $497,000 in the third quarter of 1997 as compared to approximately $337,000 in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   NET SERVICE REVENUES. Net service revenues increased approximately $4.5 million or 22.2% to $24.7 million in the first nine months of 1997, compared to $20.3 million for the comparable 1996 period. Permanent placement revenues increased approximately $3.5 million or 37.6% to $12.7 million for the nine months ended September 30, 1997, compared to $9.3 million for the comparable 1996 period. Specialty service revenues increased approximately $444,000 or 8.2%

                   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

to $5.8 million for the first nine months of 1997, compared to $5.4 million for the comparable 1996 period. Contract placement revenues increased approximately $577,000 or 10.3% to $6.2 million in the first nine months of 1997, compared to $5.6 million for the comparable 1996 period. The increase in net service revenues was primarily attributable to the Company's continued focus on high margin, high-end niche employment markets, such as the information technology and engineering/technical disciplines.

   GROSS MARGIN. Gross margin increased approximately $1.6 million or 26.5% to $7.5 million in the first nine months of 1997, compared to $5.9 million for the comparable 1996 period. Gross margin as a percentage of net service revenues increased to approximately 30.3% in the first nine months of 1997 compared to approximately 29.3% in the comparable period in 1996, primarily due to an increase in permanent placement revenues.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.3 million or 29.9% to $5.7 million in the first nine months of 1997, compared to $4.4 million for the comparable 1996 period. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 23.0% in the first nine months of 1997 from approximately 21.6% in the comparable 1996 period. The increase was primarily the result of increased expenses on the Company's back office to support the growth in sales, legal expenses and an increase in the provision for uncollectible accounts. Included in this increase were increases in legal expenses of approximately $208,000, provision for uncollectible accounts of approximately $184,000 and approximately $220,000 for the establishment and development of the Company's training facilities and other development projects.

   OTHER EXPENSES. Other expenses declined approximately $161,000 to $81,000 in the first nine months of 1997, compared to approximately $242,000 in the comparable 1996 period. The decrease in expenses was the result of a decrease in the loss from joint venture operations, a decrease in interest expense as a result of the lower cost of funds and the collection of a receivable, previously written off, associated with a prior year sale of assets.

   INCOME TAXES. Income tax expense increased approximately $218,000 to $397,000 in the first nine months of 1997, compared to approximately $179,000 for the comparable 1996 period. This increase was primarily due to the limitation on utilization of net operating losses pursuant to Section 382 of the Internal Revenue Code.

   EXTRAORDINARY ITEMS. The extraordinary item-gain on debt restructuring, net of income taxes, of approximately $43,000 during the first nine months of 1997 resulted from the Company settling certain prior year accounts payable on a discounted basis.

   NET INCOME. Net income increased approximately $248,000 or 22.0% to approximately $1.4 million in the first nine months of 1997, compared to approximately $1.1 million in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital was approximately $73,000 at September 30, 1997, compared to working capital of approximately $95,000 at December 31, 1996. The decrease in working capital of approximately $22,000 during the first nine months of 1997 was primarily the result of expenditures associated with the Company's stock offering offset by the profitable operations of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


   Cash flow provided by operating activities of approximately $903,000 resulted primarily from the profitable operations of the Company during the first nine months of 1997. The Company made capital expenditures of approximately $713,000 during the first nine months of 1997, of which approximately $186,000 was financed on a line of credit, primarily to improve its computer systems, database operations, and back office operations. The Company increased its factored accounts receivable borrowings by $139,000 during the first nine months of 1997.

   The Company has entered into factoring arrangements involving advances on its outstanding accounts receivable for fees ranging from 2% to 7% of factored receivables, based on the number of days the receivable is outstanding. The proceeds from factored accounts receivable were used to fund the operations of the Company's business during the first nine months of 1997. In addition, in 1996 a subsidiary of the Company entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements. The term of the credit agreement was for one year but was extended and may be renewed if the subsidiary and lender so agree. Fees and interest are based on the monthly average outstanding balance under the line of credit. The amount available under the line of credit is based upon eligible accounts receivable up to a maximum aggregate amount not to exceed the lesser of 85% of the aggregate amount of eligible receivables or $1.0 million. The subsidiary had approximately $1.3 million in accounts receivable at September 30, 1997. All eligible receivables are pledged as collateral. Interest is payable monthly at prime plus 2.5% (11.0% at September 30, 1997) plus an administrative fee of 0.6% on the average daily outstanding balance during the preceding month. The loan requires that the monthly interest and administrative fees be at least $7,500. At September 30, 1997, borrowings under the line of credit amounted to approximately $370,000. The loan agreement requires such subsidiary to maintain positive cash flow (as defined) and net income of no less than $50,000 per quarter and restricts dividend payments and certain transactions of such subsidiary with its affiliates.

   In August 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest is payable monthly at prime plus 2.5% (11.0% at September 30, 1997) and the fixed assets financed are pledged as collateral. The line of credit can be converted into long-term debt upon $300,000 being advanced, depending on the Company's continued relationship with the lender. The long-term debt would have a five year term and bear interest monthly at prime plus 2.5%. In addition, the Company has pledged as collateral on this line of credit $450,000 of one of its subsidiary company's accounts receivable. The outstanding balance of approximately $284,000 under this line of credit is reflected in other short-term debt in the Consolidated Balance Sheet at September 30, 1997.

   On October 3, 1997, the Company completed a public offering of 825,900 shares of common stock. The net proceeds of approximately $6.3 million, after deducting the underwriting discount, the non-accountable expense allowance and approximately $1.1 million in deferred offering costs, will be utilized in developing the Company's database and training operations, as well as expanding its business by opening new profit centers in existing cities and new geographic locations and possible acquisitions. The net proceeds were invested in short-term investment grade securities. In addition, Mr. Moore and various entities which he controls paid the Company approximately $300,000 in October 1997 to settle outstanding receivables. Management of the Company anticipates that cash flow from operations, as well as the recent offering, will provide adequate liquidity to fund its operations for at least the next 12 months.

   Inflation has not had a significant effect on the Company's operating results.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"), which is effective for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and (iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128.

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

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

   Statements in this Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

                          PART II  OTHER INFORMATION
            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

    No changes.

ITEM 2.  CHANGES IN SECURITIES

    (a)  Not applicable.
    (b)  Not applicable.
    (c) On October 3, 1997, the Company completed a public offering (the "Offering") of 825,900 shares of its common stock (the "Common Stock") at $10.00 per share. In consideration of serving as managing underwriter of the Offering, Cruttenden Roth Incorporated (the "Representative") was granted by the Company warrants (the "Warrants") to purchase up to 82,950 shares of Common Stock at $13.50 (the "Exercise Price") per share. The Representative may also exercise the Warrants by a "net issuance" whereby the Representative would return to the Company those warrants representing shares, the aggregate market value of which would equal the aggregate exercise price of the Warrants at the Exercise Price. These Warrants are exercisable for a period of four years, beginning after September 30, 1998. In selling the Warrants, the Company relied upon exemption provided by Section 4(2) of the Securities Act of 1933 in that such sale was not a public offering. The Warrants contain certain registration rights.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    In addition to the shares sold by the Company in the Offering, an additional 314,100 shares were sold by certain selling shareholders in the offering, including 175,000 shares by the Company's Chairman of the Board and Chief Executive Officer, J. Michael Moore. After deducting the underwriting discounts and non-accountable expense allowance, the net proceeds to the Company were approximately $7.4 million. The net increase to stockholders' equity was approximately $6.3 million after netting approximately $1.1 million in deferred offering costs.

    In connection with the Offering, the Company has granted the Representative a 45 day option (expiring November 17, 1997) to purchase up to an additional 123,885 shares solely to cover over-allotments. The Representative has exercised this option and the additional net proceeds to the Company will be approximately $1.1 million. The Company has issued to the Representative the Warrants described in Item 2 above.

    The Company's application to have its Common Stock listed on the American Stock Exchange was approved and the stock began trading on September 30, 1997, under the symbol "HIR".

    Effective as of September 30, 1997, Donald A. Bailey resigned as a director of the Company. In his place, the Company's Board of Directors (the "Board") has appointed Deborah

                          PART II  OTHER INFORMATION
      DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED


A. Farrington, formerly the Chairman of the Board of Staffing Resources, Inc. as a new independent director, effective November 12, 1997. Ms. Farrington will be granted options to purchase up to 30,000 shares of the Company's Common Stock at $10.00 per share. These options will vest at the rate of 2,500 shares per quarter, for each calendar quarter served as a director, beginning October 1, 1997. These options will be granted under the Company's Amended and Restated 1996 Nonqualified Stock Option Plan.

    On October 9, 1997, the Compensation Committee formally approved the Company's executive bonus plan.

    On November 13, 1997, the Board of Directors approved an amendment to the Company's Amended and Restated 1996 Stock Option Plan (the "Plan") increasing the number of shares subject to the Plan from 450,000 shares to 550,000 shares. This amendment is subject to shareholder approval. On November 13, 1997, the Compensation Committee granted options to purchase an aggregate of 145,500 shares of the Company's Common Stock at $10.00 per share to certain executives, senior managers and other employees (none of whom are current option holders) of the Company and its subsidiaries. These options were granted under the Plan, as amended on November 13, 1997. A portion of the shares subject to each option represents shares that were added to the Plan by the Board of Directors. If shareholder approval is not obtained, that portion of the shares subject to these options will be cancelled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

    4. Warrant Agreement (incorporated by reference from Exhibit 1.2 to the Registrants' Amendment Number 1 to Form S-1 (Reg. No. 333-31825), filed on September 2, 1997.)

    10. Amended and Restated 1996 Nonqualified Stock Option Plan, effective as of December 27, 1996 (incorporated by reference from Exhibit 10(z)(xii) to the Registrant's Form 10-K for the year ended December 31, 1996).

    11.1 Statement Regarding Computation of Per Share Earnings included herein.

    27.  Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DIVERSIFIED CORPORATE RESOURCES, INC.
                                          Registrant



DATE: November 14, 1997                   By: /s/ J. MICHAEL MOORE
                                              ---------------------------------
                                              J. Michael Moore
                                              CHIEF EXECUTIVE OFFICER



DATE: November 14, 1997                   By: /s/ M. TED DILLARD
                                              ---------------------------------
                                              M. Ted Dillard
                                              PRESIDENT AND SECRETARY



DATE: November 14, 1997                   By: /s/ DOUGLAS G. FURRA
                                              ---------------------------------
                                              Douglas G. Furra
                                              CHIEF FINANCIAL OFFICER