Form 10-K
period 1997-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1998-03-30
CIK 779226

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO_______.

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

  Title of each class:          Name of Exchange on Which Registered:
COMMON STOCK, PAR VALUE                AMERICAN STOCK EXCHANGE
    $.10 PER SHARE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of 2,020,897 shares of the registrant's common stock held by nonaffilitates, based upon the closing price of the registrant's common stock as reported by the American Stock Exchange on March 27, 1998, was approximately $28.8 million. For purpose of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 27, 1998, 2,740,097 shares of the registrant's common stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrants' definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

PART I

ITEM 1.  BUSINESS

OVERVIEW

     Diversified Corporate Resources, Inc. is an employment services firm that provides professional and technical personnel on a permanent, temporary and contract placement basis to high-end niche employment markets with a primary emphasis on the information technology ("IT") market. While the majority of the Company's revenues are derived from providing IT staffing solutions, the Company also fills other high value-added employment positions in the engineering/technical, accounting/finance and professional/technical sales disciplines. The Company offers permanent placement, temporary and contract staffing services in this broad variety of disciplines in order to position itself as a single source provider of solutions that meets all the high-end staffing needs of its clients. In addition to maintaining this competitively balanced business model, the Company focuses on recruiting qualified applicants for placement and enhancing its training capabilities. The Company manages its operations as a group of profit centers, each of which is incentivized to share leads and draw from each other's information resources, as well as to achieve strong independent performance. The Company serves its clients, including several Fortune 500 companies, through its network of offices located in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois, Kansas City, Missouri and Raleigh, North Carolina.

INDUSTRY OVERVIEW

     The employment services industry has experienced significant growth. According to a May 16, 1997 Staffing Industry Report, 1995 and 1996 revenues for the U.S. staffing industry and its segments were estimated at $63.7 billion and $74.4 billion, respectively, a 17% increase, and 1997 revenues are estimated to be $86.6 billion, a 16% increase. Such growth reflects fundamental changes in the employer-employee relationship, which have caused employers to impose heightened hiring criteria for permanent employees and have increased the demand for project-oriented contract hiring. These employers require the ability to outsource their staffing needs and the use of permanent, temporary or contract personnel to help them keep personnel costs variable, achieve maximum flexibility and avoid the negative effects of layoffs. These trends have been compounded by the ever increasing rate at which companies must respond to, and take advantage of, advances in IT, particularly because these advances create a significant corresponding need for access to professionals with up-to-date IT skills.

     The IT services industry has undergone and continues to undergo rapid evolution and growth. "IT" is a term that now encompasses not only computer and communications systems hardware, but also the personnel who design, manage and maintain those systems. According to a May 16, 1997 Staffing Industry Report, 1995 and 1996 revenues for the IT services sector were estimated at $8.9 billion and $11.7 billion, respectively, a 31% increase, and 1997 revenues are projected to be $14.9 billion, a 27% increase.

     The growth of the IT services industry has been driven by: (i) businesses' increasing reliance on information technology as a strategic tool; (ii) the shift to distributed computing with the movement from mainframe to client/server environments; (iii) the fact that these computer networks are comprised of interdependent hardware and software products produced by a wide variety of independent vendors; and (iv) the integration of telecommunications and computers. As businesses struggle to integrate multiple processing platforms and software applications, which serve an increasing number of end-users, systems and applications development has become increasingly challenging. Furthermore, as businesses continue to focus on their core competencies, but at the same time strive to operate more efficiently with fewer people, managing and planning staffing requirements to meet IT needs becomes more difficult. To keep up with these changes, companies are increasingly seeking employment services firms like the Company to provide IT professionals who can manage the integration of computers, operating systems, networks and voice and data systems, as well as programming, hardware and software system design and development, LAN management, Internet Web site development and management or project staffing.

     IT and engineering/technical projects tend to be significantly longer and more rigorously defined and require longer-term, more highly-skilled personnel services than traditional temporary staffing placements. At the same time, these IT and engineering/technical services offer the opportunity for higher profitability than clerical and light industrial staffing because of the high value-added nature of IT and engineering/technical personnel, the expanding demand for such qualified personnel and the limited number of sufficiently skilled personnel to fill these positions. The recruiting and retention of qualified IT and engineering/technical professionals is, therefore, a challenge common to all companies in the IT and engineering/technical employment services industries. Competitive companies have increased advertising and recruiting efforts and are implementing strategies that utilize recruiting teams, the Internet, full employment benefits, referral bonuses and specialized training programs.

     As a result of the continued growth and acceptance of using contract personnel, including IT and engineering/technical personnel, management believes that clients will demand expanded services from their staffing providers. Management believes that a key characteristic of outsourcing is providing convenience, flexibility and efficiency to clients and, in that regard, clients will increasingly prefer to have their permanent, temporary and contract staffing needs all satisfied by the same provider.

BUSINESS STRATEGY

     The Company's objective is to become a nationally recognized leader in permanent and contract specific personnel solutions for high margin, high-end niche employment markets. The key elements of the Company's business strategy are:

     MAINTAIN HIGH MARGIN NICHE FOCUS. The Company serves its clients by delivering services across disciplines, such as: IT, engineering/technical, financial/accounting and professional/technical sales, which generally provide higher margins. The Company plans to continue to build on its existing strengths by focusing management time and resources on higher margin services in markets where the demand for the Company's services is strong. For example, in 1996, the Company opened an office in Austin, Texas which focuses exclusively on the IT and engineering/technical disciplines. Furthermore, to provide its clients with personnel with the most up-to-date technical skills possible, the Company has implemented its Train International program, which provides training to it applicants.

     SINGLE SOURCE PROVIDER STRATEGY. The Company has endeavored to offer services in many of the employment disciplines required by its clients. By responding to its clients' needs, the Company maintains strong client relationships and leverages its existing operating overhead to expand its service offerings to existing clients. The Company plans to continue to build and expand on its core disciplines of IT, engineering/technical, financial/accounting and professional/technical sales services by providing trained professionals in evolving areas within these disciplines. At the same time, the Company believes that offering the full range of contract, permanent and temporary professional personnel across all of its disciplines is as important as offering a variety of disciplines. The Company believes that this approach will position it as a single source provider of staffing services and will give the Company the ability to respond to changes in its market and, to a limited extent, fluctuations in the demand for staffing services.

     FOCUS ON RECRUITING MANAGEMENT AND RETENTION OF APPLICANTS. The recruiting, management and retention of skilled professionals in the IT, engineering/technical, financial/accounting and professional/technical sales disciplines are one of the main challenges for all companies in the employment service industry. The Company plans on meeting this challenge with an approach which includes: (i) aggressive direct marketing to targeted groups, such as professional associations and industry trade groups; (ii) building its SearchNet database system to enhance the Company's ability to track applicants and to internally share applicant information across the Company's profit centers; (iii) the use of the Internet to attract applicants; (iv) offering competitive wage and benefit packages; (v) developing a proprietary aptitude testing software program to better match applicants with job assignments; and (vi) improving and expanding its training programs.

     ENHANCEMENT OF TRAINING PROGRAMS. Clients are demanding better trained applicants to fill their staffing needs as well as continued training for their own employees in order to keep pace with technological change. The Company currently offers training programs at its corporate offices and plans to further fill these needs by offering training and certification courses at Company operated training centers in its other locations. Management believes that through the Company's Train International programs the Company can: (i) increase its ability to provide more qualified high margin applicants to meet its clients' needs; (ii) offer training to its clients' existing employees on developments in their respective fields of interest; and (iii) further enhance its recruiting and retention of professionals by offering programs that allow them to update their marketable skills.
Training is anticipated to encompass a full range of skill enhancements from basic orientations through formal certification processes.

     BROADEN GEOGRAPHIC COVERAGE.   Currently the Company serves its clients
in selected markets. While the Company continues to expand its service offerings in these markets, management believes that further growth can be achieved through expansion into certain additional markets. The Company opened an office in Reston, Virginia in the first quarter of 1998, and plans to open an office in Denver, Colorado in the second quarter and other additional offices throughout the year to grow its core permanent placement and contract placement business. This will complement the Company's 1996 opening of new offices in Austin, Texas and Raleigh, North Carolina and allow better servicing of those clients with geographically dispersed operations but which desire single source consistency in fulfilling their staffing requirements. As another part of this strategy, the Company will continue to examine opportunities to acquire complementary employment services businesses in certain other geographic markets.

CURRENT BUSINESS ACTIVITIES

     The Company operates along functional lines of permanent and contract placement of professional personnel. Specialty services, consisting of temporary placements, are offered to the Company's permanent placement clients as part of the Company's single source provider strategy. Specified search parameters and goals generally characterize the permanent placement of professional personnel. The contract placement of IT and engineering/technical personnel is generally a more project specific business, with IT and engineering/technical personnel of the Company undertaking well defined projects for time periods generally ranging from four weeks to a year or more. The Company believes that its focus on high margin, high-end niche employment markets, its single source provider strategy, its emphasis on recruiting and retention of qualified applicants and its plan to pursue improved and expanded training programs will provide it with certain competitive advantages.

     PERMANENT PLACEMENT SERVICES

     The Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois and Raleigh, North Carolina. The Company offers these services in the following selected core disciplines:

     - Information Technologies-Services include systems design, programming and network analysis, as well as consulting, conversions, software development and information systems disaster control.

     - Engineering/Technical-Services include process engineering, industrial engineering and manufacturing services, as well as software design and maintenance and related information technology services. Technical areas serviced include environmental, construction, plastics, chemical, telecommunications, computer hardware, food and metals.

     - Financial/Accounting-Services include recruitment and placement of financial managers.

     - Professional/Technical Sales-Services range from placement of technical sales/marketing personnel to recruitment and placement of management personnel.

     As part of the Company's strategy to be a single source provider of employment services to its clients, the Company recently began providing permanent clerical and administrative personnel to its existing clients, primarily to support professional staff and executive management of those clients.

     The Company usually enters into written contracts with clients specifying its fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees range from 15% to 35% of the newly placed employee's first year's annual salary. Although the employer usually pays these fees, in certain instances the newly placed employee pays such fees. The Company often offers its clients a 30-day guarantee of permanent professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If the Company is unable to replace the employee, it will generally refund the client's fee or a prorated portion thereof depending upon the circumstances.

     SPECIALTY SERVICES

     As part of its single source provider strategy, the Company also provides specialty services to its clients consisting of the placement of specialty contract and temporary personnel in all of the Company's disciplines. These services have grown out of demand from the Company's permanent placement clients to fill temporary employment needs without incurring the associated costs of hiring, training or providing employee benefits or to fill specialty contract and permanent employment needs with applicants only after having had that applicant work for the client prior to committing to a permanent hire. Personnel needs that can be filled by temporary or temporary-to-permanent employees are primarily caused by vacation, illness, resignation, increases in work volume, the need to staff special projects and desire for pre-screening of permanent hires.

     An order for the Company's specialty services is typically generated as a result of a referral from the Company's existing permanent placement clients or as a result of the Company's marketing efforts. The Company obtains from the client a description of the order and uses this information to select an appropriate individual from the Company's database of available temporary personnel. Clients request temporary personnel for periods generally ranging from one day to several weeks. The Company generally receives notice of the assignments from 20 minutes to three days in advance. The Company charges clients an hourly rate for temporary personnel.
Specialty contract job assignments are usually longer in duration and tend to be more project oriented. Substantially all specialty contract and temporary personnel assigned by the Company are Company employees and the Company pays all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. The Company generally offers clients a guaranteed period during which the Company will refund the client's payment if the client notifies the Company that it was dissatisfied with the employee's performance, and the Company is unable to replace the employee.

     CONTRACT PLACEMENT SERVICES

     Substantially all of the Company's contract placement services relate to IT. The Company provides these services primarily in the Dallas, Texas, Kansas City and St. Louis, Missouri and Denver, Colorado markets. The Company's IT personnel provide services in the following areas:

     -  project management
     -  systems analysis, development and design
     -  product implementation
     -  systems migration and conversions
     -  technical writing
     -  documentation support
     -  functional support
     -  company educational and project planning
     -  testing
     -  systems and network administration
     -  hardware, network and software evaluation services

     Contract engagements are generally project oriented and typically last from four weeks to one year or more. The Company usually enters into written contracts with clients after becoming an approved vendor. Services are then provided on a time and materials or purchase order basis. The Company provides individualized attention to each of its clients and develops and designs tailored service programs based on its clients' unique needs. All contract personnel assigned by the Company are Company employees. To assure that its recruits provide clients with the highest degree of value-add possible, the Company provides training programs to its applicants.

     CUSTOMERS

     The Company has provided personnel and human resource solutions to several Fortune 500 companies and many of the nation's largest companies, including: DSC Communications, Hitachi America, American Airlines, Compaq Computer Corp., Mobil Oil, Dr. Pepper/7-Up, Texas Instruments, MCI, Fidelity Investments, Blockbuster, DST Systems, MBNA, Informix and TU Electric.

     RECRUITING

     The Company recruits qualified applicants primarily through referrals from other applicants, through newspaper advertising, its applicant database, job fairs and various other media advertisements. The Company maintains extensive records on qualified applicants. In order to attract permanent, temporary and contract assignment candidates, the Company places emphasis upon its ability to provide attractive placement opportunities, competitive compensations, quality and varied assignments and scheduling flexibility.
The recruiting of skilled IT, engineering/technical, financial/accounting and professional/technical sales professionals is a central challenge for participants in the industry and management believes that it has positioned the Company to address this challenge in the future with an approach which includes: (i) aggressive direct marketing to targeted groups, such as professional associations and industry trade groups; (ii) building its SearchNet database system to enhance the Company's ability to track applicants and to internally share applicant information across the Company's profit centers; (iii) the use of the Internet to attract applicants; (iv) offering competitive wage and benefit packages; and (v) improving and expanding its training programs.

     The Company's professional personnel qualifying procedures include interviewing, testing and reference checking. These procedures also enable the Company to categorize its professional personnel by preference for job location, hours and work environment. In order to attract high quality professional employees, the Company grants paid vacations, holidays and other benefits for temporary professional employees who work a specified minimum number of hours for the Company.

     SOFTWARE DEVELOPMENT

     The Company is in the process of developing proprietary aptitude testing software, which it believes, will better enable it to match qualified applicants to job assignments. The Company plans to begin using the software in the second or third quarter of 1998.

     TRAINING

     The Company has begun to expand and improve its training of its applicant pool. Train International programs currently offered or contemplated to be offered in the near future include but are not limited to:

  - Training in Various Software Applications           - C++
  - Self-Paced Training for Support Personnel           - Visual Basic
  - Internet/Intranet Network Training Programs         - Word Processing
  - Manufacturing Processes and Systems Certification   - Certified Network Engineering
    and Training                                        - Certified Network Administrator
  - E-mail and GroupWare                                - Power Point Application
  - Database/SpreadSheet                                - Microsoft Programs
  - Graphics and Desk Top Publishing                    - Windows 95
  - Lotus Notes                                         - Cobol (Year 2000 Solutions)

     The Company offers these services to its clients' employees and the Company's applicant pool on a fee basis. Train International's first classroom facility was completed during the second quarter of 1997. Three additional classrooms are scheduled to be completed in the second quarter of 1998. Its classroom facilities feature state-of-the-art computer equipment. Eventually, the Company plans to have Train International training facilities in several locations.

     MARKETING

     The Company's marketing efforts are largely implemented at the local office level and are focused on high margin, high-end niche employment markets. Historically, the Company's permanent placement, temporary and contract services marketing efforts have relied primarily on telephone solicitation, referrals from other Company offices (each of which is incentivized to share leads and draw from each other's information resources) and, to a lesser extent, on direct mail, yellow pages and newspaper advertising. Increasingly, however, client visits have begun to play a more important role in the Company's permanent placement, temporary and contract services marketing efforts. The Company's contract placement marketing efforts have largely involved the Company's effort to become an approved vendor to prospective clients. This process generally involves a rigorous review of the Company's fitness to meet the staffing demands of prospective clients and, management believes, creates a marketing advantage for the Company.

COMPETITION

     The Company believes that the availability of qualified candidates, the quality of service, the scope of geographic service and the price of service are the principal elements of competition. The Company believes that availability of qualified applicants is an especially important facet of competition. Because many candidates pursue other employment opportunities on a regular basis, it is important that the Company respond to market conditions affecting applicants. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

     The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, system integrations, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, ranging from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include Robert Half International, Computer Horizons, Inc. and Alternative Resources Corporation. Other firms that the Company competes with include RCM Technologies, Professional Staff, Personnel Management, Joulet, ROMAC International, Inc., Source Services Corp., Data Processing Corp. and General Employment Enterprises. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitors. In addition, the Company competes with national clerical and light industrial staffing firms that also offer temporary staffing services. These companies include Interim Services, Inc., Norrell Corporation, AccuStaff Incorporated and Olsten Corp. In addition, national and regional accounting firms also offer certain employment staffing services. Finally, the Company also faces the risk that certain of its current and prospective clients will decide to provide similar services internally. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

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

EMPLOYEES

     In addition to the non-permanent and contract personnel from time to time employed by the Company for placement with clients, the Company had approximately 343 full-time employees as of December 31, 1997. Of these employees, approximately 306 were personnel consultants and office managers paid on a commission basis and approximately 37 were administrative and executive salaried employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company and its wholly-owned subsidiaries currently lease approximately 48,000 square feet in one building in Dallas, Texas; the terms of such leases and its amendments range from four years to seven years. The Company also leases approximately 17,000 square feet in Houston, Texas, 5,200 square feet in Austin, Texas, 2,000 square feet in Kansas City, Missouri, 9,200 square feet in Atlanta, Georgia, 4,000 square feet in Chicago, Illinois and 6,200 square feet in Raleigh, North Carolina. Such leases generally range from three to seven years. The current cost of all of the Company's office leases is approximately $1,355,000 per annum.

     The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

 ITEM 3. LEGAL PROCEEDINGS

     In September 1996 a lawsuit (the "Suit") was filed by Ditto Properties Company ("Ditto Properties"), whose manager was a business associate of J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company, against DCRI L.P. No. 2, Inc. ("No. 2"), which is an entity controlled by Mr. Moore, J. Michael Moore individually and USFG/DHRG L.P. No.1 (collectively, the "Defendants").

     The Suit alleges, among other things, that the Defendants fraudulently induced Ditto Properties to sell 899,200 shares (the "Shares") of Common Stock to No. 2 and failed to perform under the related Stock Purchase Agreement dated March 26, 1993 (the "Stock Purchase Agreement"). The Suit asks for injunctive relief and damages but also had sought to rescind the Stock Purchase Agreement. However, summary judgment on the issue of rescission was granted in favor of No. 2 and Ditto Properties' rescission claim was therefore dismissed on June 2, 1997.

     Because the Company believes that the Suit has interfered with certain of the Company's business activities, the Company filed a separate lawsuit against Ditto Properties on October 7, 1996. This lawsuit seeks in excess of $100,000,000 in damages and the reimbursement of certain expenses.

     The Company had incurred legal expenses on its own behalf and on behalf of the Defendants in an effort to prevent potential adverse impact of the Suit on the Company. No. 2 and Mr. Moore entered into an agreement with the Company pursuant to which Mr. Moore agreed to reimburse any legal fees and expenses deemed personal in nature by the Board of Directors. The Board of Directors determined that No. 2 should reimburse approximately 50% of such legal fees paid through October 24, 1996 and that all of such fees after that date should be reimbursed to the Company. These fees were reimbursed in October 1997. See "Notes to the Company's Consolidated Financial Statements.

     Pursuant to the terms of an agreed order entered by the court in the Suit, No. 2 has deposited $1.5 million with the special master appointed by the court.

     In September 1996, a lawsuit was filed in Texas State Court, in Dallas County, by Billie Jean Tapp ("Ms. Tapp"), since joined by her then husband Gary K. Steeds ("Mr. Steeds"), against the Company, two of the Company's subsidiaries, Management Alliance Corporation ("MAC") and Information Systems Consulting Corp. ("ISCC") and three of the Company's then officers and directors (J. Michael Moore, M. Ted Dillard and Donald A. Bailey).

     In their lawsuit, Ms. Tapp and Mr. Steeds (former employees of the Company) each allege that the Company breached an agreement purporting to convey up to 20% of the issued and outstanding shares of the MAC and ISCC subsidiaries to each of Ms. Tapp and Mr. Steeds, pursuant to a vesting schedule set forth in such agreement, and certain other alleged agreements. They allege damages for the fair market value of such shares in which they were vested and other damages for breach of contract, conspiracy and tortious conduct, as well as mismanagement, misappropriation of corporate assets and self-dealing by Company officers and directors. The Company has asserted that a final contract never existed and that an agreement was never reached, believes that Ms. Tapp's and Mr. Steed's claims are without merit, has filed an answer and counterclaim against Ms. Tapp and a third party petition against Mr. Steeds and is vigorously defending the lawsuit. In addition, the Company believes that even if such alleged agreements had been reached, based upon the proposed vesting schedule, any potential damages of Ms. Tapp and Mr. Steeds would not have a material adverse effect on the Company. The Company has currently moved to dismiss certain of Ms. Tapp's and Mr. Steed's claims on summary judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded on the American Stock Exchange under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in the pink sheets under the symbol "HIRE." The following table sets forth, for the fourth quarter of 1997, the range of high and low closing sales prices for the Common Stock as reported on the American Stock Exchange. For all other periods set forth below, the table reflects the quarterly high/low bid price for the Common Stock; and such inter-dealer quotations do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. Such prices are as follows:

            Period                                  High            Low
            ------                                  ----            ---
            1996
                  1st Quarter                      $  .62          $ .25
                  2nd Quarter                        1.75            .50
                  3rd Quarter                        3.75           2.00
                  4th Quarter                        4.00           3.00
            1997
                  1st Quarter                      $ 8.00          $2.50
                  2nd Quarter                        6.00           3.50
                  3rd Quarter                       11.50           4.50
                  4th Quarter                       10.50           7.38

     The Company had approximately 170 holders of record of Common Stock as of December 31, 1997. While the Company knows that a number of beneficial owners of its Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

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

     Except as described below, the Company has not sold any securities during 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As previously described by the Company in its Form 10-Q, filed with the Securities and Exchange Commission on November 14, 1997, in connection with the Company's public offering, the Company granted a total of 82,590 stock warrants (the "Warrants") with an initial exercise price of $13.50 to the managing underwriter for service rendered, subject to certain adjustments. The Warrants remain outstanding as of December 31, 1997, and are not exercisable until September 30, 1998. In selling the Warrants, the Company relied upon the exemption provided by Section 4(2) of the Securities Act in that such sale was not a public offering. The managing underwriter was granted certain registration rights in connection with the Warrants.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Effective July 31, 1991, the Company sold substantially all of its assets. In 1993, the Company repossessed certain of those assets. Because no audited financial statements with respect to such assets are available for 1993, and because such assets represented a substantial portion of the assets of the Company in 1993, no financial information for 1993 has been provided.

                                                               Year Ended December 31,
                                             ---------------------------------------------------
STATEMENT OF OPERATIONS DATA                  1997           1996           1995           1994
                                             ------         ------         ------         ------
                                                    (in Thousands, except per share data)
Net service revenues                         $33,812        $27,430        $19,358        $15,233
Gross margin                                  10,133          7,755          5,026          4,101
Income before income taxes and
      extraordinary item                       2,480          1,764            346             16
Income before extraordinary item               2,603          1,539            286             16
Net income                                     2,660          1,785            461            224
Basic earnings per share:
      Before extraordinary item                 1.33            .90            .16            .01
      Net income                                1.36           1.05            .26            .13
Diluted earnings per share:
      Before extraordinary item                 1.25            .87            .16            .01
      Net income                                1.28           1.01            .26            .13

                                                               As of December 31,
                                              ---------------------------------------------------
BALANCE SHEET DATA                            1997           1996           1995           1994
                                             ------         ------         ------         ------
                                                                (in Thousands)
Working capital                              $ 9,455        $    95        $(1,060)       $(1,142)
Total assets                                  15,162          5,204          3,007          2,563
Short-term debt and current maturities             2            520            669            102
Long-term debt                                    66             68             90            113
Stockholders' equity (capital deficiency)     11,553          1,188           (452)          (913)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

     Net service revenues increased 23.3% to $33.8 million in 1997, compared to $27.4 million in 1996. Permanent placement revenues increased approximately 39.9% to $17.6 million in 1997, compared to $12.6 million in 1996. Specialty service revenues increased approximately 2.1% to $7.6 million in 1997, compared to $7.4 million in 1996. Contract placement revenues increased approximately 16.3% to $8.6 million in 1997, compared to $7.4 million in 1996. The increases in revenues in 1997 were primarily attributable to the Company's continued focus on high margin, high-end niche employment markets such as the information technology and engineering/technical disciplines.

     Gross margin increased approximately 30.7% to $10.1 million in 1997, compared to $7.8 million in 1996. Gross margin as a percentage of net service revenues increased to 30.0% in 1997, from 28.3% in 1996. The increase in gross margin was primarily due to the increase in permanent placement revenues where the Company achieves higher gross margins.

     Selling, general and administrative expenses increased approximately 33.8% to $7.6 million in 1997, compared to $5.7 million in 1996; representing 22.6% of 1997 revenues. The increase in selling, general and administrative expenses were primarily the result of increased expenses on the Company's back office to support the growth in sales. Included in this increase were increases in provisions for uncollectible accounts of approximately $226,000, legal expenses of approximately $168,000, and approximately $218,000 for the establishment and development of the Company's training facilities.

     Other expenses decreased approximately $263,000 to $25,000 in 1997, compared to $288,000 in 1996. The reduction in other expenses was primarily the result of lower interest expense for the year, and interest income earned on the balance of the proceeds of the Company's public offering which was completed in the fourth quarter of 1997. Interest expense was lower due to paying off all short-term debt with proceeds from the Company's public offering.

     Provisions for income tax resulted in a benefit of approximately $123,000 in 1997, compared to an expense of $225,000 in 1996. The positive change in 1997 was the result of a reduction in the valuation allowance on deferred tax assets in the fourth quarter of 1997, primarily related to net operating loss carryforwards.

     For the year, net income increased approximately $875,000 to $2.7 million in 1997, compared to $1.8 million in 1996. Net income as a percentage of net service revenue increased to 7.9% in 1997, from 6.5% in 1996.

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

     Selling, general and administrative expenses increased approximately 26.8% to $5.7 million in 1996, compared to $4.5 million in 1995; representing 20.8% of 1996 revenues. The increase was primarily the result of increased marketing and recruiting expenses, increased expenditures on the Company's back office, including accounting, support staff and management information systems to support the Company's growth strategies, as well as the overall growth in the Company's business. Included in the increase in selling, general and administrative expenses was an increase in selling expenses of $261,000 in 1996 over the comparable period in 1995, an increase of $773,000 in general and administrative expenses primarily for back office administration to support the Company's growth and an increase of $172,000 primarily related to the litigation described in Item 3 - Legal Proceedings.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was approximately $9.5 million at December 31, 1997, compared to $95,000 at December 31, 1996. The increase in working capital of approximately $9.4 million was the result of the recent public offering of the Company's stock as well as the continued profitable operations of the Company.

     In the fourth quarter of 1997, the Company completed a public offering of 949,785 shares of its common stock at $10.00 per share. An additional 314,100 shares were sold by certain selling shareholders in the offering. After deducting the underwriting discounts and non-accountable expense allowance, the net proceeds to the Company were approximately $8.5 million.

     Cash flow provided by operating activities of approximately $822,000 resulted primarily from the profitable operations of the Company, which supported increases in trade account receivables resulting from continued revenue growth. The Company made capital expenditures of approximately $895,000 in 1997, primarily to continue to improve its computer systems, database and support its back office operations. The $8.5 million net proceeds from the offering, after deducting approximately $1.1 million in offering costs, were used to pay off certain factoring arrangements and other short-term debt as well as strengthen the Company's financial position.

     The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth and acquisitions. Management of the Company anticipates that funds from the recent offering and cash flow from operations will provide adequate liquidity to fund its internal 1998 growth plans and operations for the next twelve months. The Company's internal 1998 growth plans include the enhancement and expansion of its training operations, the expansion and improvement of its applicant database and back office, the expansion and opening of new profit centers in existing cities and the opening of new profit centers in new geographic locations.

     Inflation has not had a significant effect on the Company's operating results.

YEAR 2000 ISSUE

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     The Company has made a preliminary assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company's accounting software can be brought into compliance with the Year 2000 Issue through the purchase of an upgrade module from the software vendor. However, the Company is currently considering the purchase of new accounting and back office software. One of the requirements of any software purchase will be compliance with the Year 2000 Issue.
Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. The Company will also initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information." During February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and other Post Retirement Benefits." Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of developmental expenses; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     See Item 14(a).

QUARTERLY RESULTS

     The Company's quarterly operating results have varied in the past and can be expected to vary in the future. Fluctuations in operating results generally are caused by a number of factors, including changes in the Company's services mix, the degree to which the Company encounters competition in its existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new services introductions by the Company or its competitors and changes in prices for services offered by the Company or its competitors. In addition, the Company generally experiences a certain amount of adverse seasonality in its fourth and first quarters due to the number of holidays and vacations taken in those periods.

     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period. The quarterly information for the year ended December 31, 1996 has not been reviewed by the Company's independent accountants.

                                                                       Three Months Ended
                                      --------------------------------------------------------------------------------------
                                      March 31,  June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,  Sept. 30,  Dec. 31,
                                        1996       1996       1996        1996       1997        1997      1997       1997
                                      ---------  --------   ---------   --------   ---------   --------  ---------  --------
                                                              (In thousands except per share data)
Net services revenues                  $6,214     $6,813     $7,228      $7,175     $7,279      $8,374    $9,105     $9,053
Cost of services                        4,506      4,842      5,153       5,174      5,195       5,774     6,288      6,421
                                       ------     ------     ------      ------     ------      ------    ------     ------
   Gross margin                         1,708      1,971      2,075       2,001      2,084       2,600     2,817      2,632
Selling, general and administrative
    expenses                            1,227      1,382      1,604       1,490      1,926       1,791     1,975      1,936
Other income (expenses)                   (93)       (76)       (57)        (62)       (10)        (30)      (41)        56
                                       ------     ------     ------      ------     ------      ------    ------     ------
Income before income taxes and
     extraordinary item                   388        513        414         449        148         779       801        752
Income (taxes) benefit, net               (50)       (62)       (77)        (36)        43        (136)     (304)       520
                                       ------     ------     ------      ------     ------      ------    ------     ------
Income before extraordinary item          338        451        337         413        191         643       497      1,272
Extraordinary item                          -          -          -         246         43           -         -         14
                                       ------     ------     ------      ------     ------      ------    ------     ------
 Net Income                            $  338     $  451     $  337      $  659     $  234      $  643    $  497     $1,286
                                       ------     ------     ------      ------     ------      ------    ------     ------
                                       ------     ------     ------      ------     ------      ------    ------     ------
Basic earnings per share:
     Before extraordinary item         $ 0.19     $ 0.26     $ 0.20      $ 0.25     $ 0.12      $ 0.37    $ 0.28     $ 0.47
     Net income                          0.19       0.26       0.20        0.40       0.14        0.37      0.28       0.48
Diluted earnings per share:
     Before extraordinary item         $ 0.19     $ 0.25     $ 0.19      $ 0.24     $ 0.11      $ 0.35    $ 0.26     $ 0.45
     Net income                          0.19       0.25       0.19        0.38       0.13        0.35      0.26       0.46
Weighted average shares outstanding:
     Basic                              1,750      1,735      1,680       1,642      1,635       1,748     1,789      2,678
     Diluted                            1,750      1,789      1,761       1,752      1,789       1,826     1,885      2,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None Required.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the captions "Executive Compensations" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the caption "Principal Shareholder" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (i) and (ii) Financial Statements and Schedules.

     Reference is made to the listing on page 17 of all financial statements and schedules filed as a part of this report.

     All other schedules are omitted as they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          (iii) Exhibits

     Reference is made to the Index to Exhibits on pages 37 through 38 for a list of all exhibits filed as part of this report.

     (b)  Reports on Form 8-K.

     Not Applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Diversified Corporate Resources, Inc.


Date:     March 30, 1998           By: /s/ J. Michael Moore
                                      -----------------------------
                                   J. Michael Moore
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

 /s/ J. Michael Moore              Chairman of the Board, Chief Executive
-----------------------------      Officer and Director
   J. Michael Moore                (Principal Executive Officer)

 /s/ M. Ted Dillard                President, Secretary and Director
-----------------------------
   M. Ted Dillard

 /s/ Douglas G. Furra              Chief Financial Officer (Principal Financial
-----------------------------      Officer and Principal Accounting Officer)
   Douglas G. Furra

/s/ Deborah A. Farrington          Director
-----------------------------
  Deborah A. Farrington

/s/ Samuel E. Hunter               Director
-----------------------------
  Samuel E. Hunter

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES

                                                                        Page No.
Report of Independent Accountants
  Coopers & Lybrand L.L.P.                                                18
  Weaver and Tidwell, L.L.P.                                              19

Consolidated Balance Sheets - December 31, 1997, and 1996                 20

Consolidated Statements of Operations - Years Ended
  December 31, 1997, 1996, and 1995                                       21

Consolidated Statements of Stockholders' Equity (Capital Deficiency) -
  Years Ended December 31, 1997, 1996, and 1995                           22
Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
  1996, and 1995                                                          23

Notes to Consolidated Financial Statements                                24

Report of Independent Accountants
  Coopers & Lybrand L.L.P.                                                34
  Weaver and Tidwell, L.L.P.                                              35

Schedule II - Valuation and Qualifying Accounts - Years Ended
  December 31, 1997, 1996, and 1995                                       36

     All other schedules have been omitted because they are either not applicable or the information required by the schedule is included in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                       COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 23, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Diversified Corporate Resources, Inc.
Dallas, Texas

     We have audited the accompanying consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows of Diversified Corporate Resources, Inc. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diversified Corporate Resources, Inc. and subsidiaries for year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       WEAVER AND TIDWELL, L.L.P.


Dallas, Texas
April 9, 1996

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                        December 31,
                                                                --------------------------
CURRENT ASSETS:                                                     1997           1996
                                                                -----------    -----------
  Cash and cash equivalents                                     $ 7,500,188    $   612,512
  Trade accounts receivable, less allowances
    of approximately $536,000 and $494,000, respectively          4,882,788      3,387,138
  Notes receivable-related party                                     10,387          9,326
  Prepaid expenses and other current assets                         106,468         34,443
  Federal income taxes receivable                                   201,436              -
  Deferred income taxes                                             243,518              -
                                                                -----------    -----------
    TOTAL CURRENT ASSETS                                         12,944,785      4,043,419

PROPERTY AND EQUIPMENT, NET                                       1,389,761        807,997

OTHER ASSETS:
  Investment in and advances to joint venture                       226,638        152,905
  Notes receivable-related party                                     11,385         21,690
  Deferred income taxes                                             428,330              -
  Other                                                             160,657        177,879
                                                                -----------    -----------
                                                                $15,161,556    $ 5,203,890
                                                                -----------    -----------
                                                                -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses                   $ 3,487,470    $ 3,329,616
  Book overdraft                                                          -         98,158
  Borrowings under factoring and loan agreements                          -        400,682
  Other short-term debt                                                   -         97,652
  Current maturities of long-term debt                                2,026         21,834
                                                                -----------    -----------
    TOTAL CURRENT LIABILITIES                                     3,489,496      3,947,942

DEFERRED LEASE RENTS                                                 53,131              -

LONG-TERM DEBT                                                       66,134         68,157

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY :
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized, none issued                                               -              -
  Common stock, $.10 par value; 10,000,000 shares
    authorized, 2,985,946 and 1,881,161 shares issued
    in 1997 and 1996, respectively                                  298,595        188,116
  Additional paid-in capital                                     11,080,504      3,615,151
  Retained earnings (deficit)                                       358,871     (2,301,108)
  Common stock held in treasury (245,849 shares), at cost          (185,175)      (185,175)
  Receivables from related party                                          -       (129,193)
                                                                -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                   11,552,795      1,187,791
                                                                -----------    -----------
                                                                $15,161,556    $ 5,203,890
                                                                -----------    -----------
                                                                -----------    -----------

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                    1997           1996           1995
                                                 -----------    -----------    -----------
NET SERVICE REVENUES:
  Permanent placement                            $17,592,923    $12,573,995    $ 9,124,545
  Specialty services                               7,609,008      7,451,563      4,209,685
  Contract placement                               8,609,602      7,404,730      6,023,655
                                                 -----------    -----------    -----------
                                                  33,811,533     27,430,288     19,357,885

COST OF SERVICES                                  23,678,331     19,675,352     14,332,011
                                                 -----------    -----------    -----------

GROSS MARGIN                                      10,133,202      7,754,936      5,025,874

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        (7,628,234)    (5,702,992)    (4,497,097)
OTHER INCOME (EXPENSES):
  Loss from joint venture operations                 (21,072)       (90,313)       (47,826)
  Interest expense, net                              (35,468)      (235,327)      (237,111)
  Other, net                                          31,729         37,282        102,086
                                                 -----------    -----------    -----------
                                                     (24,811)      (288,358)      (182,851)
                                                 -----------    -----------    -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                           2,480,157      1,763,586        345,926
INCOME TAXES                                         123,195       (224,774)       (60,054)
                                                 -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                   2,603,352      1,538,812        285,872
EXTRAORDINARY ITEM - gain on debt
  restructuring, net of income tax                    56,627        246,125        174,811
                                                 -----------    -----------    -----------

NET INCOME                                       $ 2,659,979    $ 1,784,937    $   460,683
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

BASIC EARNINGS PER SHARE:
  Income before extraordinary item               $      1.33    $       .90    $       .16
  Extraordinary item                                     .03            .15            .10
                                                 -----------    -----------    -----------
    Total                                        $      1.36    $      1.05    $       .26
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Weighted average common shares outstanding         1,951,117      1,701,823      1,758,211
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item               $      1.25    $       .87    $       .16
  Extraordinary item                                     .03            .14            .10
                                                 -----------    -----------    -----------
    Total                                        $      1.28    $      1.01    $       .26
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Weighted average common and common equivalent
  shares outstanding                               2,071,223      1,763,069      1,758,211
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

               See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                          Additional      Retained                     Receivables
                                              Common        paid-in       Earnings       Treasury         from
                                               stock       capital       (deficit)        stock       Related party       Total
                                             --------    -----------    -----------     ---------     -------------    ----------
BALANCE, December  31, 1994                  $188,116    $ 3,615,151    $(4,546,728)    $(169,425)      $       -      $ (912,886)
  Net income                                        -              -        460,683             -               -         460,683
                                             --------    -----------    -----------     ---------       ---------      ----------
BALANCE, December 31, 1995                    188,116      3,615,151     (4,086,045)     (169,425)              -        (452,203)
  Net income                                        -              -      1,784,937             -               -       1,784,937
  Treasury stock purchase                           -              -              -       (15,750)              -         (15,750)
  Advances to a related party                       -              -              -             -        (129,193)       (129,193)
                                             --------    -----------    -----------     ---------       ---------      ----------
BALANCE, December 31, 1996                    188,116      3,615,151     (2,301,108)     (185,175)       (129,193)      1,187,791
  Advances to related party                         -              -              -             -        (170,807)       (170,807)
  Repayments from related party                     -              -              -             -         300,000         300,000
  Tax effect of stock options exercised             -         57,750              -             -               -          57,750
  Issuance of common stock                    110,479      7,407,603              -             -               -       7,518,082
  Net income                                        -              -      2,659,979             -               -       2,659,979
                                             --------    -----------    -----------     ---------       ---------      ----------

BALANCE, December 31, 1997                   $298,595    $11,080,504    $   358,871     $(185,175)      $       -     $11,552,795
                                             --------    -----------    -----------     ---------       ---------      ----------
                                             --------    -----------    -----------     ---------       ---------      ----------


                See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                ---------------------------------------
                                                                    1997           1996          1995
                                                                -----------    -----------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                    $ 2,659,979    $ 1,784,937    $ 460,683
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Extraordinary item                                            (87,118)      (246,125)    (174,811)
      Depreciation and amortization                                 307,652        188,760      132,183
      Other                                                           5,103              -            -
      Provision for allowances                                       42,663         81,434      207,363
      Equity in loss of joint venture                                21,072         90,313       47,336
      Write-down of long-lived assets                                     -         37,462            -
      Income tax effect of options exercised                         57,750              -            -
      Deferred lease rents                                           53,131        (52,531)     (65,067)
      Deferred income taxes                                        (671,848)             -            -
Changes in operating assets and liabilities:
      Accounts receivable                                        (1,538,313)    (1,327,949)    (473,232)
      Refundable federal income taxes                              (201,436)             -            -
      Prepaid expenses and other current assets                     (69,876)        62,363       60,573
      Other assets                                                   (1,381)         9,379       17,697
      Trade account payable and accrued expenses                    244,972      1,057,852      463,735
                                                                -----------    -----------    ---------
        Net cash provided by operating activities                   822,350      1,685,895      676,460
                                                                -----------    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (894,519)      (529,714)    (312,396)
      Deposits                                                      (11,397)       (45,567)     (35,606)
      Loans and advances to related parties                        (172,956)      (160,209)           -
      Repayment from related parties                                309,244         13,052       23,844
      Other obligations                                                   -              -      (20,634)
      Net advances to joint venture                                 (94,805)      (139,380)    (151,175)
                                                                -----------    -----------    ---------
        Net cash used in investing activities                      (864,433)      (861,818)    (495,967)
                                                                -----------    -----------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of common stock                                    8,668,065              -            -
      Public offering costs                                      (1,119,983)             -            -
         Increase (decrease) in borrowings under
           factoring and loan agreements                           (400,682)      (246,968)     110,637
      Net borrowing under short-term debt                           (97,652)        97,652      (64,500)
      Purchase of treasury stock                                          -        (15,750)           -
      Principal payments under long-term debt
        obligations                                                 (21,831)       (21,660)     (18,277)
      Book overdraft                                                (98,158)       (31,078)    (246,329)
                                                                -----------    -----------    ---------
        Net cash provided by (used in) financing activities       6,929,759       (217,804)    (218,469)
                                                                -----------    -----------    ---------
      Increase (decrease) in cash and cash equivalents            6,887,676        606,273      (37,976)
      Cash and cash equivalents at beginning of year                612,512          6,239       44,215
                                                                -----------    -----------    ---------
      Cash and cash equivalents at end of period                $ 7,500,188    $   612,512    $   6,239
                                                                -----------    -----------    ---------
                                                                -----------    -----------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest                    $   159,000    $   249,000    $ 264,000
      Cash paid during the year for income taxes                $   783,000    $    14,000    $       -

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

NATURE OF OPERATIONS AND CONCENTRATION OF CREDIT RISK

     The Company is a Texas corporation and is engaged, through its subsidiaries, in the permanent and specialty placement of personnel in various industries, and in contract placement services. The Company operates offices in Dallas, Houston and Austin, Texas; Atlanta, Georgia; Kansas City, Missouri; Chicago, Illinois; and Raleigh, North Carolina. The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive offices in Dallas, Texas provide centralized training, payroll, collections and certain accounting and administrative services for its offices. The Company maintains cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company also invests its excess cash in short-term highly liquid money market accounts. At December 31, 1997, approximately $7,000,000 was invested in a cash management fund which invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements in respect of these securities.

REVENUE RECOGNITION AND COST OF SERVICES

     Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period).
Revenue from specialty services and contract placements are recognized by the Company upon performance of services. Cost of services consists of expenses for the operation of the Company's offices, principally commissions, direct wages paid to non-permanent personnel, and payroll taxes. Accounts receivable at December 31, 1997 and 1996 include approximately $233,000 and $185,000, respectively, of unbilled receivables that were billed in 1998 and 1997, respectively.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1997, the Company's financial instruments consist of notes receivable from related party and long-term debt. The Company believes that the recorded values approximate fair value.

DEPRECIATION AND AMORTIZATION

     Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets (which range from three to seven years) or the related lease terms, if applicable, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resultant gains or losses are included in the consolidated statement of operations. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of each class of assets are as follows:

  Computer equipment                             5 years
  Office equipment and furniture               3-7 years
  Leaseheld improvements                       5-7 years

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, advertising expenses amounted to approximately $343,000, $341,000, and $410,000 respectively.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" ("Statement 128"), which is effective for periods ending after December 15, 1997. Statement 128 specifies the computations, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision, and (iii) revising the contingent share provision and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Primary and fully diluted EPS as reported in previous financial statements have been restated to reflect the implementation of Statement 128 in 1997.

     Basic EPS was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and diluted EPS included these shares plus common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are antidilutive).

     The following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted earnings per share.

                                                          1997         1996         1995
                                                       ---------    ---------    ---------
      Basic                                            1,951,117    1,701,823    1,758,211
      Net effect of dilutive stock options               120,106       61,246            -
                                                       ---------    ---------    ---------
      Diluted                                          2,071,223    1,763,069    1,758,211
                                                       ---------    ---------    ---------
                                                       ---------    ---------    ---------

      Total options and warrants outstanding             495,500      440,000      150,000
      Options and warrants not considered because
        effects of inclusion would be antidilutive       255,590      170,000      150,000

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

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. The Company adopted the statement in the first quarter of 1996. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Accordingly, the Company recognized a reduction in market value of a certain long-lived asset. This write down resulted in a charge to 1996 earnings of approximately $37,000.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK BASED COMPENSATION

     In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement requires the Company to choose between two different methods of accounting for employee stock options. The statement defines a fair-value-based method of accounting for employee stock options but allows an entity to continue to measure compensation cost for employee stock options using the accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price equal to or greater than the current market value of the stock. The Company will continue to use the intrinsic value method under APB 25 but is required by SFAS 123 to make pro forma disclosure of net income and earnings per share as if the fair value method had been applied in its 1997 and 1996 financial statements. See Note 6 to the consolidated financial statements for a more complete discussion of this matter.

NEW ACCOUNTING PRONOUNCEMENTS

     During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." During February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Post Retirement Benefits". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company's financial statements. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of:

                                                               December 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
     Computer equipment and software                     $1,281,305   $  673,699
     Office equipment and furniture                         536,518      697,947
     Leasehold improvements                                 160,124      102,785
     Less accumulated depreciation and amortization        (588,186)    (666,434)
                                                         ----------   ----------
                                                         $1,389,761   $  807,997
                                                         ----------   ----------
                                                         ----------   ----------

     Included in computer equipment and software are software development costs in progress of approximately $93,000 at December 31, 1997.

3.   TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Trade accounts payable and accrued expenses consist of:

                                                                December 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
     Trade accounts payable                              $  362,887   $  517,808
     Accrued expenses                                       533,415      712,421
     Accrued compensation                                 2,306,357    1,761,246
     Self-insured medical reserve                            49,621      159,233
     Accrued payroll expense                                230,540      136,194
     Other                                                    4,650       42,714
                                                         ----------   ----------
                                                         $3,487,470   $3,329,616
                                                         ----------   ----------
                                                         ----------   ----------

     Included in accrued compensation are accrued commissions, contractors payroll and management bonuses.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   BORROWINGS UNDER FACTORING AND LOAN AGREEMENT AND OTHER SHORT-TERM DEBT:

     During 1997 and 1996, wholly owned subsidiaries of the Company factored
certain trade accounts receivable pursuant to factoring agreements.   Funds
advanced on the receivables were reported as borrowings. Interest charged on the outstanding balance of the borrowings was based on the base-lending rate as defined by the agreement plus 3%. The interest rate and outstanding borrowing under the factoring agreement were 11.25% and approximately
$292,000 at December 31, 1996.   In addition, the factoring company charged a
fee of .6% on the amount of accounts receivable factored. The factoring agreement was paid in full in 1997.

     On August 26, 1996, one of the Company's wholly owned subsidiaries entered into an accounts receivable based revolving line of credit agreement with a finance company, which replaced one of the Company's factoring arrangements. Fees and interest were based on the monthly average outstanding balance under the line of credit. Interest was payable monthly at prime plus 2.5% (11% at December 31, 1996) plus an administrative fee of .6% on the average daily outstanding balance during the preceding month. At December 31,
1996, borrowings under the line amounted to approximately $108,000.   The
loan was paid in full in 1997.

     On August 26, 1996, the Company entered into a $300,000 line of credit agreement for the purchase of fixed assets. Interest was payable monthly at prime plus 2.5% (11% at December 31, 1996). The outstanding balance of approximately $98,000 under this line was reflected in other short-term debt in the Consolidated Balance Sheet at December 31, 1996. The loan was paid in full in 1997.

5.   LONG-TERM DEBT:

                                                              December 31,
                                                           -------------------
                                                             1997       1996
                                                           -------    --------
     Long-term debt consists of:

     Noninterest bearing note due to the Federal
       Deposit Insurance Corporation, quarterly
       installments of $5,000, paid in full                $     -    $ 20,000

     Adjustable rate (approximately 10% at
       December 31, 1997 and 1996), mortgage note
       due in monthly installments of $729 plus
       interest, due 2013                                   68,160      69,991
                                                           -------    --------
                                                            68,160      89,991
     Less current maturities of long-term debt              (2,026)    (21,834)
                                                           -------    --------
     Total long-term debt                                  $66,134    $ 68,157
                                                           -------    --------
                                                           -------    --------

     The Company's mortgage note payable is collateralized by a first lien on certain real estate included in other noncurrent assets.

     The aggregate maturities of long-term debt as of December 31, 1997, are as follows:

                  1998                      $ 2,026
                  1999                        2,238
                  2000                        2,473
                  2001                        2,732
                  2002                        3,018
                  2003 and thereafter        55,673
                                            -------
                                            $68,160
                                            -------
                                            -------

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   STOCKHOLDERS' EQUITY:

     In October 1995, options to purchase 150,000 shares of the Company's Common Stock at $0.50 per share were granted to certain officers and directors. In December 1996, the Board of Directors approved the immediate vesting of these options effective December 31, 1996.

     Under provisions of the Company's 1996 Amended and Restated Nonqualified Stock Option Plan (the "Plan"), options to purchase an aggregate of 450,000 shares of the Company's common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 1997 and 1996 vest in varying amounts over three to five years.

     On November 13, 1997, the Board of Directors approved an amendment to the Plan increasing the number of shares subject to the Plan from 450,000 shares to 550,000 shares. This amendment is subject to shareholder approval.
 On November 13, 1997, the Compensation Committee granted options to purchase an aggregate of 145,500 shares of the Company's Common Stock at $10.00 per share to certain executives, senior managers and other employees of the Company and its subsidiaries, none of which were current option holders. These options were granted under the Plan, as amended on November 13, 1997.
A portion of the shares subject to each option represents shares that were added to the Plan by the Board of Directors subject to shareholder approval. If shareholder approval is not obtained, that portion of the shares subject to these options will be cancelled.

     Subsequent to December 31, 1997, the Compensation Committee granted an option to purchase 7,500 shares of the Company's Common Stock at $8.00 per share to an executive (the Executive) of one of the Company's subsidiaries. These options were granted in exchange for options previously granted to the Executive to purchase up to 25% of the subsidiary. These options were granted under the Plan and represent shares that have been added to the plan by the Board of Directors subject to shareholder approval. If shareholder approval is not obtained, these options and this transaction will be cancelled.

     The following is a summary of the Company's stock options as of and for the year ended December 31, 1996.

                                                         Number of
                                           Weighted      Shares of         Range
                                            Average      Underlying          of
                                        exercise Price     Options    Exercise Prices
                                        --------------   ----------   ---------------
Outstanding at beginning of year            $  .50        150,000     $ .50 to $ .50
Granted at a premium                          4.04        290,000      2.50 to  8.00
                                                          -------
Outstanding at end of year                    2.84        440,000       .50 to  8.00
                                                          -------
                                                          -------
Exercisable at December 31, 1996              1.43        280,000       .50 to  2.50
                                                          -------
                                                          -------

     The following is a summary of the Company's stock options as of and for the year ended December 31, 1997.

                                                         Number of
                                           Weighted      Shares of         Range
                                            Average      Underlying          of
                                        exercise Price     Options    Exercise Prices
                                        --------------   ----------   ---------------
Outstanding at beginning of year            $ 2.84        440,000     $ .50 to $ 8.00
Granted at-the-money                          3.50         20,000      3.00 to   4.00
Granted at a premium                          9.30        215,500      4.00 to  10.00
Exercised                                      .58       (155,000)      .50 to   3.00
Forfeited                                     4.90        (25,000)     3.00 to  10.00
                                                         --------
Outstanding at end of year                    6.28        495,500      2.50 to  10.00
                                                         --------
                                                         --------
Exercisable at December 31, 1997              3.14        223,000      2.50 to  10.00
                                                         --------
                                                         --------

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 1997.

                             Options Outstanding               Options Exercisable
                    ------------------------------------   ----------------------------
                                    Weighted
                                       Ave.     Weighted
                                    Remaining     Ave.
Range of Exercise      Number     Contr. Life   Exercise      Number      Weighted Ave.
      Prices        Outstanding     in Years     Price     Exercisable   Exercise Price
-----------------   -----------   -----------   --------   -----------   --------------
 $2.50 to $5.00       250,500         4.02       $3.21       220,500         $ 3.06
 $8.00 to $10.00      245,000         4.69        9.41         2,500          10.00
                      -------                                -------
                      495,500         4.40       $6.28       223,000         $ 3.14
                      -------                                -------
                      -------                                -------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation cost for the Company's employee stock based compensation plans been determined consistent with SFAS 123, the Company's net income would approximate the amounts below:

                                                 1997                        1996                         1995
                                      -------------------------   -------------------------    ------------------------
                                      As Reported    Pro Forma    As Reported    Pro Forma     As Reported    Pro Forma
                                      -----------    ----------   -----------    ----------    -----------    ---------
  SFAS 123 compensation cost           $        -    $  273,145    $        -    $  254,863     $      -       $ 11,730
  APB 25 compensation cost             $        -    $        -    $        -    $        -     $      -       $      -
  Net Income                           $2,659,979    $2,386,834    $1,784,937    $1,530,074     $460,683       $448,953

  Basic earnings per share:
  Income before extraordinary item     $     1.33    $     1.19    $      .90    $      .75     $    .16       $    .16
  Extraordinary item                          .03           .03           .15           .15          .10            .10
  Basic earnings per share             $     1.36    $     1.22    $     1.05    $      .90     $    .26       $    .26

  Diluted earnings per share:
  Income before extraordinary item     $     1.25    $     1.12    $      .87    $      .73     $    .16       $    .16
  Extraordinary item                          .03           .03           .14           .14          .10            .10
  Diluted earnings per share           $     1.28    $     1.15    $     1.01    $      .87     $    .26       $    .26

     The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock based employee compensation plan.

     The fair value of each stock option granted in 1997, 1996, and 1995 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     ASSUMPTIONS:                          1997     1996       1995
                                          -----    ------     ------
     Expected term                         3.75      2.71       2.50
     Expected dividend yield               0.00%     0.00%      0.00%
     Expected volatility                  40.55%   184.11%    184.11%
     Risk-free interest rate               6.10%     5.93%      5.71%

     The weighted-average grant date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $3.17, $2.82 and $.20,
respectively.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition to the employee stock options described above, the Company granted a total of 82,590 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with the Company's public offering. These warrants are outstanding as of December 31, 1997, and are not exercisable until September 30, 1998. The fair value of these stock warrants granted in 1997 is estimated on the date of grant to be approximately $161,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2.5 years, an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.


     During the fourth quarter of 1997, the Company completed a public offering of 949,785 shares, including 123,885 shares from the underwriters exercise of its overallotment option, of its common stock at $10.00 per share. An additional, 314,100 shares were sold by certain selling shareholders in the offering. After deducting the underwriting discounts and non-accountable expense allowance, the net proceeds to the Company were approximately $8.5 million. The net increase to stockholders' equity was approximately $7.4 million after netting approximately $1.1 million in deferred offering costs. In addition to these shares, during 1997, 155,000 shares were issued in connection with the exercise of stock options.

7.   INCOME TAXES:

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                          December 31,
                                                           ----------------------------------------
                                                              1997            1996           1995
                                                           -----------     ----------     ---------
     Tax provision at statutory rate                       $   898,546     $  684,619     $ 156,632
     Utilization of net operating loss carryforwards          (163,312)      (589,200)     (156,632)
     Change in valuation allowance exclusive of
       utilization of net operating loss carryforward         (892,388)       (19,400)            -
     Other                                                      19,658         (7,834)            -
     Alternative minimum tax (credits)                         (39,889)        28,105             -
     State income taxes net of federal income
       tax benefit                                              84,681        132,359        60,054
                                                           -----------     ----------     ---------
         Total                                             $   (92,704)    $  228,649     $  60,054
                                                           -----------     ----------     ---------
                                                           -----------     ----------     ---------

     The allocation of income taxes (benefit) is:
                                                                           December 31,
                                                           ----------------------------------------
                                                               1997           1996           1995
                                                           -----------     ----------     ---------
           Operations                                      $  (123,195)    $  224,774     $  60,054
           Extraordinary item                                   30,491          3,875             -
                                                           -----------     ----------     ---------
             Total                                         $   (92,704)    $  228,649     $  60,054
                                                           -----------     ----------     ---------
                                                           -----------     ----------     ---------

           Current                                         $   579,144     $  228,649     $  60,054
           Deferred                                            173,747         19,400        35,700
           Realization of net operating loss
             carryforwards                                     210,105        589,200        76,300
           Change in valuation allowance                    (1,055,700)      (608,600)     (112,000)
                                                           -----------     ----------     ---------
             Total                                         $   (92,704)    $  228,649     $  60,054
                                                           -----------     ----------     ---------
                                                           -----------     ----------     ---------

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the tax laws. In the fourth quarter of 1997, the Company determined that it was more likely than not that it would realize its deferred tax assets and, accordingly, reduced the related valuation allowance $845,595. This change of estimate increased basic and diluted earnings per share $0.43 and $0.41, respectively.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                        1997                       1996
                                            -------------------------   ---------------------------
                                             Deferred    Deferred Tax    Deferred      Deferred
                                            Tax Assets   Liabilities    Tax Assets  Tax Liabilities
                                            ----------   ------------   ----------  ---------------
Current:
  Net operating loss carryforwards           $163,312      $     -      $ 158,646       $     -
  Reserves and accruals                        80,206            -        222,000             -
                                             --------      -------      ---------       -------
                                              243,518            -        380,646             -
  Less valuation allowance                          -            -       (380,646)            -
                                             --------      -------      ---------       -------
     Subtotal-current                         243,518            -              -             -
                                             --------      -------      ---------       -------
Non-current:
  Net operating loss carryforwards            475,883            -        690,654             -
  Other basis differences principally
   related to property and equipment                -       61,200              -        34,680
  Other                                        13,647            -         19,080             -
                                             --------      -------      ---------       -------
                                              489,530       61,200        709,734        34,680
Less valuation allowance                            -            -       (675,054)            -
                                             --------      -------      ---------       -------
  Subtotal-non-current                        489,530       61,200         34,680        34,680
                                             --------      -------      ---------       -------
  Total                                      $733,048      $61,200      $  34,680       $34,680
                                             --------      -------      ---------       -------
                                             --------      -------      ---------       -------
Net current asset                            $243,518                   $      -
                                             --------                   ---------
                                             --------                   ---------
Net non-current asset                        $428,330                   $      -
                                             --------                   ---------
                                             --------                   ---------

     The Company has a net operating loss carryforward of approximately $1,826,000 as of December 31, 1997, which, if unused, expires in 2006 through 2008. In addition, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use for the year ended December 31, 1997, was approximately $467,000. An additional $467,000 will become available annually through 2001.

8.   DEBT RESTRUCTURING:

     During the years ended December 31, 1997, 1996 and 1995, the Company settled certain obligations on a discounted basis as follows:

                                                                 December 31,
                                                       ---------------------------------
                                                         1997        1996         1995
                                                       --------    --------     --------

Gain on debt restructuring, net of income taxes        $56,627     $246,125     $174,811
                                                       --------    --------     --------
                                                       --------    --------     --------

9.   RELATED PARTY TRANSACTIONS:

     The Company leased approximately 2,000 square feet for approximately $2,000 per month from United States Funding Group, Inc. ("USFG") through January 1996, which was used as its principal offices. USFG is wholly owned by J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company. Rent expenses were approximately $1,300 and $19,900 in 1996 and 1995, respectively, on this lease.

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

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 1995, the Company advanced a total of $37,000 to former officers of its wholly owned subsidiary companies. During 1996, an additional advance of $4,000 was made. The balance of $41,000 was written off when the former officer left the Company 1996.

     During 1995, the Company repaid $14,500 on a loan from a related party.

     During January 1995, the Company entered into a joint venture agreement with CFS, Inc. for the purpose of providing personnel services to certain businesses requiring minority suppliers and to others. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, was a minority shareholder of CFS, Inc. until her interest was purchased by the majority shareholder of CFS, Inc. in 1996, which was made effective retroactive to January 1, 1995. (See Note 12 Joint Venture Operations, for more information.)

     The Company had approximately $7,000 and $41,000 payable to related parties, including certain former directors and officers, included in trade accounts payable and accrued expenses at December 31, 1997 and 1996, respectively.

     During 1997 and 1996, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $173,000 and $129,000, respectively. In October 1997, Mr. Moore repaid these amounts. The majority of these amounts are related to litigation defense associated with a lawsuit with Ditto Properties, Inc., in connection with the Company being named therein as garnishee. During, 1996, the Company advanced Mr. Moore $31,000 which was represented by notes bearing interest at 10%.
The unmatured balance of these notes (approximately $22,000 at December 31, 1997) is included in notes receivable related party in the Company's Consolidated Balance Sheet.

     Interest income from related parties amounted to approximately $5,100 in 1997, $5,500 in 1996, and $1,300 in 1995. Interest expense incurred on related parties borrowings amounted to approximately $10,700 in 1995.

10.  EMPLOYEE BENEFIT PLANS:

     During the year ended December 31, 1991, the Company adopted the Diversified Human Resources Group, Inc. Employees' Stock Ownership Plan ("ESOP"). Due to the financial difficulties incurred by the Company during the year ended December 31, 1991, an initial contribution was not made to the ESOP, and to date, no contributions have been made. Management currently has no plans to initiate the ESOP. In 1993, the Company implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 1997 totaled approximately $20,000. Beginning in January 1998, the Company began funding the employee match with Company stock.

11.  COMMITMENTS AND CONTINGENCIES:

     LEASES

     The Company rents office space under various operating leases. Certain of the leases have escalating rent payments. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1997, as follows:

           1998                                        $1,354,551
           1999                                         1,196,097
           2000                                         1,066,038
           2001                                         1,008,842
           2002                                         1,005,842
           2003 and thereafter                            212,204
                                                       ----------
           Future minimum lease payments               $5,843,574
                                                       ----------
                                                       ----------

     The aggregate amount of past due rental payments owed by the Company to one of its landlords was approximately $31,000 as of December 31, 1997, which is included in accrued expenses. The Company negotiated a settlement of this obligation subsequent

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to year-end. Such amount is reflected in the 1998 future minimum lease payments set forth in the table above. Rent expense was approximately $1,298,000, $1,027,000, and $894,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

     CONTINGENCIES

     The Company was named as a garnishee in a lawsuit against its largest shareholder, which the Company believes, is without merit. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expense, alleging that plaintiffs interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company as well as other damages for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. With respect to all the aforementioned matters, management believes they are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

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

          The following is summarized unaudited financial information on the joint venture:

                                            As of and for the year ended December 31,
                                            -----------------------------------------
                                                       1997          1996
                                                    ----------    ----------
            Current assets                          $  197,952    $  112,539
            Non-current assets                           2,729         3,315
            Current liabilities                         67,364        36,822
            Non-current liabilities                    377,275       290,554
            Net sales                                1,025,925       288,087
            Gross margin (loss)                        161,254       (23,617)
            Net loss                                   (32,418)     (138,943)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

     Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and Subsidiaries as of and for the years ended December 31, 1997 and 1996 is included on page 18 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1997 and 1996 listed in the index on page 17 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 23, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
 Diversified Corporate Resources, Inc.:
Dallas, Texas

     Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries for the year ended December 31, 1995 is included on page 19 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1995 listed in the index on page 17 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    WEAVER AND TIDWELL, L.L.P.


Dallas, Texas
April 9, 1996

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    Bad Debt
                                                   Provisions
                                       Balance at  Charged to   Provisions                Balance at
                                       Beginning    Costs &     Charged to                  End of
         Description                   of Period    Expenses     Revenues     Deductions    Period
------------------------------------   ---------    --------     --------     ----------    ------
For the Year Ended December 31,
    1995:
   Trade accounts receivable
        allowances                     $  205,000   $116,000    $1,028,000(1) $  937,000   $  412,000
   Valuation allowance for deferred
      tax assets                       $1,776,140   $      -    $        -    $  111,840   $1,664,300

For the year Ended December 31,
     1996:
   Trade accounts receivable
        allowances                     $  412,000   $165,000    $1,256,000(1) $1,339,000   $  494,000
 Valuation allowance for deferred
       tax assets                      $1,664,300   $      -    $        -    $  608,600   $1,055,700

For the Year Ended December 31,
      1997:
   Trade accounts receivable
        allowances                     $  494,000   $391,000    $1,881,000(1) $2,230,000   $  536,000
   Valuation allowance for deferred
      tax assets                       $1,055,700   $      -    $        -    $1,055,700   $        -

FOOTNOTES

     (1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES



                               INDEX TO EXHIBITS

EXHIBITS

3.1 Articles of Incorporation of the Company as amended (incorporated by reference from Exhibit 3(a) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.1 Bylaws of the Company (incorporated by reference from Exhibit 3(b) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

10.1 Employment Contract Agreement entered into June 9, 1995, between Management Alliance Corporation, a wholly owned subsidiary of the Company and Anthony J. Bruno, Chicago, Illinois, an employee (incorporated by reference from Exhibit 10(z)(iii) to the Company's Form 10-K for the year ended December 31, 1994)

10.2   Form of Underwriting Agreement (incorporated by reference from Exhibit
       1.1 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

10.3 Form of Common Stock Warrant (incorporated by reference from Exhibit 1.2 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

10.4 Loan Agreement by and between Information Systems Consulting Corp. (a wholly-owned subsidiary of the Company) and Concord Growth Corp. executed August 26, 1996 (incorporated by reference from Exhibit 10(z)(vii) to the Company's Form 10-K for the year ended December 31,
       1996)

10.5 Amendment to Loan Agreement by and between Information Systems Consulting Corp. and Concord growth Corp. (incorporated by reference from Exhibit 10(z)(viii) to the Company's Form 10-K for the year ended December 31, 1996)

10.6 General Continuing Guaranty of Preferred Funding Corporation in favor of Concord Growth Corporation (incorporated by reference from Exhibit 10(z)(ix) to the Company's Form 10-K for the year ended December 31,
       1996)

10.7 General Continuing Guaranty of the Company in favor of Concord Growth Corporation (incorporated by reference from Exhibit 10(z)(x) to the Company's Form 10-K for the year ended December 31, 1996)

10.8 General Continuing Guaranty of Management Alliance Corporation in favor of Concord Growth Corporation (incorporated by reference from Exhibit 10(z)(xi) to the Company's Form 10-K for the year ended December 31,
       1996)

10.9 The Company's Amended and Restated 1996 Nonqualified Stock Option Plan, effective as of December 27, 1996 (incorporated by reference from Exhibit 10(z)(xii) to the Company's Form 10-K for the year ended December 31, 1996)

10.10 Stock Option Agreement by and between Diversified Corporate Resources, Inc. and J. Michael Moore, executed May 15, 1997 (incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)

10.11 Stock Option Agreement by and between Diversified Corporate Resources, Inc. and M. Ted Dillard, executed May 15, 1997 (incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)

10.12 Stock Option Agreement by and between Diversified Corporate Resources, Inc. and Donald A. Bailey, executed May 15, 1997 (incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS


10.13 Stock Option Agreement by and between Diversified Corporate Resources, Inc. and Samuel E. Hunter, executed May 15, 1997 (incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)

10.14 Employment Contract by and between Diversified Corporate Resources, Inc. and J. Michael Moore, executed April 10, 1997 (incorporated by reference from Exhibit 10(z)(xviii) to the Company's Form 10-K for the year ended December 31, 1996)

10.15 Employment Contract by and between Diversified Corporate Resources, Inc. and M. Ted Dillard, executed April 10, 1997 (incorporated by reference from Exhibit 10(z)(xviii) to the Company's Form 10-K for the year ended December 31, 1996)

10.16 Standard Form Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated February 26, 1993 (incorporated by reference from Exhibit 10.17 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

10.17 First Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated February 20, 1995 (incorporated by reference from Exhibit 10.18 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1(Reg. No.333-31825))

10.18 Second Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated February 22, 1995 (incorporated by reference from Exhibit 10.19 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1(Reg. No.333-31825))

10.19 Third Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated November 3, 1995 (incorporated by reference from Exhibit 10.20 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1(Reg. No.333-31825))

10.20 Fourth Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated October 24, 1996 (incorporated by reference from Exhibit 10.21 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1(Reg. No.333-31825))

10.21 Fifth Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and Lafarge Corporation dated January 7, 1997 (incorporated by reference from Exhibit 10.22 to the Company's Amendment No.1 to the Company's Registration Statement on Form S-1 (Reg. No.333-31825))

21     List of Subsidiaries *

23.1   Consent of Coopers & Lybrand, L.L.P. *

23.2   Consent of Weaver and Tidwell, L.L.P. *

27     Financial Data Schedule *

     (*Filed herewith)