Form 10-Q
period 1998-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1998-05-15
CIK 779226

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__     No _____

Number of shares of common stock of the registrant outstanding on March 31, 1998, was 2,747,597.

                                                  Total Number of pages for
                                                    this 10-Q filing:  12

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                    ASSETS

                                                                      MARCH 31,          DECEMBER 31,
                                                                        1998                 1997
                                                                     -----------         -----------
CURRENT ASSETS:
      Cash and cash equivalents. . . . . . . . . . . . . . . . .     $ 7,640,136         $ 7,500,188
      Trade accounts receivable, less allowance for
          doubtful accounts of approximately $488,000
          and $536,000, respectively.  . . . . . . . . . . . . .       5,220,878           4,882,788
      Notes receivable-related party . . . . . . . . . . . . . .          10,648              10,387
      Prepaid expenses and other current assets. . . . . . . . .         261,440             106,468
      Federal income taxes receivable. . . . . . . . . . . . . .         105,048             201,436
      Deferred income taxes. . . . . . . . . . . . . . . . . . .         256,294             243,518
                                                                     -----------         -----------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .      13,494,444          12,944,785

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . .       1,472,617           1,389,761

OTHER ASSETS:
      Investment in and advances to joint venture. . . . . . . .         244,560             226,638
      Notes receivable-related party . . . . . . . . . . . . . .           8,644              11,385
      Deferred income taxes. . . . . . . . . . . . . . . . . . .         379,575             428,330
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         164,373             160,657
                                                                     -----------         -----------
                                                                     $15,764,213         $15,161,556
                                                                     -----------         -----------
                                                                     -----------         -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Trade accounts payable and accrued expenses. . . . . . . .     $ 3,688,822         $ 3,487,470
      Current maturities of long-term debt . . . . . . . . . . .           2,077               2,026
                                                                     -----------         -----------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .       3,690,899           3,489,496

DEFERRED LEASE RENTS . . . . . . . . . . . . . . . . . . . . . .          26,799              53,131

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . .          65,592              66,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued. . . . . . . . . . . . . . . . .               -                   -
      Common stock, $.10 par value; 10,000,000 shares
        authorized, 2,993,446 and 2,985,946  shares
             issued, respectively. . . . . . . . . . . . . . . .         299,345             298,595
      Additional paid-in capital . . . . . . . . . . . . . . . .      11,131,128          11,080,504
      Retained earnings. . . . . . . . . . . . . . . . . . . . .         735,625             358,871
      Common stock held in treasury (245,849 shares at cost) . .        (185,175)           (185,175)
                                                                     -----------         -----------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .      11,980,923          11,552,795
                                                                     -----------         -----------
                                                                     $15,764,213         $15,161,556
                                                                     -----------         -----------
                                                                     -----------         -----------

               See notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                        1998                 1997
                                                                     -----------         -----------
NET SERVICE REVENUES:
     Permanent placement . . . . . . . . . . . . . . . . . . . .     $ 4,782,612         $ 3,680,408
     Specialty services. . . . . . . . . . . . . . . . . . . . .       1,642,175           1,875,772
     Contract placement. . . . . . . . . . . . . . . . . . . . .       2,488,008           1,722,418
     Training. . . . . . . . . . . . . . . . . . . . . . . . . .          54,439                   -
                                                                     -----------         -----------
                                                                       8,967,234           7,278,598
COST OF SERVICES . . . . . . . . . . . . . . . . . . . . . . . .       6,363,263           5,194,543
                                                                     -----------         -----------

GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . . . . . .       2,603,971           2,084,055

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,143,487)         (1,886,885)
OTHER INCOME (EXPENSES):
     Loss from joint venture operations. . . . . . . . . . . . .         (13,623)            (11,212)
     Interest income (expense), net. . . . . . . . . . . . . . .          97,737             (70,525)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .           6,000              32,758
                                                                     -----------         -----------
                                                                          90,114             (48,979)

INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . .         550,598             148,191

INCOME TAXES, current provision. . . . . . . . . . . . . . . . .        (173,844)             42,681
                                                                     -----------         -----------

INCOME BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . . .         376,754             190,872

EXTRAORDINARY ITEM, gain on debt restructuring, net of
     income tax. . . . . . . . . . . . . . . . . . . . . . . . .               -              43,083
                                                                     -----------         -----------

      NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .     $   376,754         $   233,955
                                                                     -----------         -----------
                                                                     -----------         -----------

BASIC EARNINGS PER SHARE:
     Income before extraordinary item. . . . . . . . . . . . . .     $       .14         $       .11
     Extraordinary item. . . . . . . . . . . . . . . . . . . . .             .00                 .03
                                                                     -----------         -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       .14         $       .14
                                                                     -----------         -----------
                                                                     -----------         -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .       2,740,339           1,635,312
                                                                     -----------         -----------
                                                                     -----------         -----------

DILUTED EARNINGS PER SHARE:
     Income before extraordinary item. . . . . . . . . . . . . .     $       .13         $       .11
     Extraordinary item. . . . . . . . . . . . . . . . . . . . .             .00                 .02
                                                                     -----------         -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       .13         $       .13
                                                                     -----------         -----------
                                                                     -----------         -----------

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING . . . . . . . . . . . . . . . . .       2,858,491           1,789,145
                                                                     -----------         -----------
                                                                     -----------         -----------

               See notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                      1998                1997
                                                                   ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income. . . . . . . . . . . . . . . . . . . . . . . .      $  376,754          $ 233,955
    Adjustments to reconcile net income to cash
        provided by operating activities:
     Extraordinary Item . . . . . . . . . . . . . . . . . . .               -            (43,083)
     Depreciation and amortization. . . . . . . . . . . . . .          93,250             61,911
     Provision for allowances . . . . . . . . . . . . . . . .         (48,786)            (7,849)
     Income tax effect of options exercised . . . . . . . . .          28,875                  -
     Equity in loss of joint venture. . . . . . . . . . . . .          13,623             11,212
     Deferred income taxes. . . . . . . . . . . . . . . . . .          35,979                  -
     Deferred lease rents . . . . . . . . . . . . . . . . . .         (26,332)            12,064
    Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . .        (289,304)          (248,841)
     Refundable federal income taxes. . . . . . . . . . . . .          96,388                  -
     Prepaid expenses and other assets. . . . . . . . . . . .        (130,724)           (76,252)
     Trade accounts payable and accrued expenses. . . . . . .         201,352            227,785
                                                                   ----------          ---------

       Cash provided by operating activities. . . . . . . . .         351,075            170,902

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . .        (176,106)          (286,092)
     Deposits . . . . . . . . . . . . . . . . . . . . . . . .          (3,716)               500
     Loans and advances to related parties. . . . . . . . . .           2,480            (15,669)
     Repayment from related parties . . . . . . . . . . . . .          (1,749)             2,161
     Net advances to joint venture. . . . . . . . . . . . . .         (31,545)           (68,612)
                                                                   ----------          ---------

       Cash used in investing activities. . . . . . . . . . .        (210,636)          (367,712)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under other short-term debt. . . . . . . . . .               -             84,807
     Increase in borrowings under factoring and loan
        arrangements. . . . . . . . . . . . . . . . . . . . .               -            125,374
     Principal payments under long-term debt obligations. . .            (491)            (5,442)
     Book overdraft . . . . . . . . . . . . . . . . . . . . .               -            (98,158)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . .               -            (32,853)
                                                                   ----------          ---------
       Cash provided by (used in) financing activities. . . .            (491)            73,728


     Increase (decrease) in cash and cash equivalents . . . .         139,948           (123,082)
     Cash and cash equivalents at beginning of year . . . . .       7,500,188            612,512
                                                                   ----------          ---------

     Cash and cash equivalents at end of period . . . . . . .      $7,640,136          $ 489,430
                                                                   ----------          ---------
                                                                   ----------          ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest . . . . . . . . . . . . . . . . .      $    2,153          $  76,718
                                                                   ----------          ---------
                                                                   ----------          ---------

     Cash paid for taxes. . . . . . . . . . . . . . . . . . .      $   32,489          $  55,513
                                                                   ----------          ---------
                                                                   ----------          ---------

NON-CASH FINANCING ACTIVITY:
     Receivable for exercise of stock options -
          collected in April, 1998. . . . . . . . . . . . . .      $   22,500          $       -
                                                                   ----------          ---------
                                                                   ----------          ---------

               See notes to Consolidated Financial Statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

   The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three months ended March 31, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.   PROPERTY AND EQUIPMENT

   Property and equipment consist of:

                                                MARCH 31,       DECEMBER 31,
                                                  1998              1997
                                               ----------        ----------
     Computer equipment and software . .       $1,430,088        $1,281,305
     Office equipment and furniture. . .          541,912           536,518
     Leasehold improvements. . . . . . .          178,832           160,124

                                               ----------        ----------
                                                2,150,832         1,977,947

     Less accumulated depreciation and
          amortization . . . . . . . . .         (678,215)         (588,186)
                                               ----------        ----------
                                               $1,472,617        $1,389,761
                                               ----------        ----------
                                               ----------        ----------

Included in computer equipment and software are software development costs in progress of approximately $143,000 and $93,000 at March 31, 1998 and December 31, 1997, respectively.

3.  INCOME TAXES

   The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------
                                                   1998                1997
                                                 --------            --------
Tax provision (at statutory rate). . . .         $192,709            $ 79,545
Utilization of net operating loss
    carryforwards. . . . . . . . . . . .                              (79,545)
Other, principally change of estimate. .          (31,467)                  -
State income tax (benefit) . . . . . . .           12,602             (42,681)
                                                 --------            --------
      Total. . . . . . . . . . . . . . .         $173,844            $(42,681)
                                                 --------            --------
                                                 --------            --------

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.  EARNINGS PER SHARE

        Basic EPS was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and diluted EPS included these shares plus common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are antidilutive).

        The following is reconciliation of the weighted average number of shares outstanding during the period for basic and diluted earnings per share.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                  1998                1997
                                                ---------           ---------
     Basic . . . . . . . . . . . . . . .        2,740,339           1,635,312
     Net effect of dilutive stock
       options . . . . . . . . . . . . .          118,152             153,833
                                                ---------           ---------
     Diluted . . . . . . . . . . . . . .        2,858,491           1,789,145
                                                ---------           ---------
                                                ---------           ---------

     Total options and warrants
          outstanding. . . . . . . . . .          589,590             470,000
     Options and warrants not
          considered because effects
          of inclusion would be
          antidilutive . . . . . . . . .          267,090              52,000

5.  CONTINGENCIES

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

6.  NEW ACCOUNTING PRONOUNCEMENTS

        During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." During February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Post Retirement Benefits". Preliminary analysis of these new standards by the Company indicates that they will not have a material effect on the Company's financial statements. The standards are effective for financial statements for fiscal years beginning after December 15,1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SERVICE REVENUES. Net service revenues increased approximately $1.7 million or 23.2% to $9.0 million in the first quarter of 1998, compared to $7.3 million for the comparable 1997 quarter. Permanent placement revenues increased approximately $1.1 million or 30.0% to $4.8 million for the quarter ended March 31, 1998, compared to $3.7 million for the comparable 1997 quarter. As a result of the increased demand for permanent placement personnel, specialty service revenues decreased approximately $234,000 or 12.5% to $1.6 million for the first quarter of 1998, compared to $1.9 million for the comparable 1997 quarter. Contract placement revenues increased approximately $766,000 or 44.5% to $2.5 million in the first quarter of 1998, compared to $1.7 million for the comparable 1997 quarter. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, high-end niche employment markets such as the information technology and engineering/technical disciplines.

GROSS MARGIN. Gross margin increased approximately $520,000 or 25.0% to $2.6 million in the first quarter of 1998, compared to $2.1 million for the comparable 1997 quarter. Gross margin as a percentage of net service revenues increased to approximately 29.0% in the first quarter of 1998 compared to approximately 28.6% in the comparable period in 1997. The increase in gross margin percentage was primarily due to an increase in permanent placement revenues, the Company's highest margin business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $257,000 or 13.6% to $2.1 million in the first quarter of 1998, compared to $1.9 million for the comparable 1997 quarter. Selling, general and administrative expenses as a percentage of net service revenues decreased to approximately 23.9% in the first quarter of 1998 from approximately 25.9% in the comparable 1997 quarter.

OTHER INCOME AND EXPENSES.   Other income was approximately $90,000 in the
first quarter of 1998 compared to expense of approximately $49,000 in the comparable 1997 quarter. This was primarily due to a decrease in interest expense resulting from the retirement of all short-term debt of the Company during the fourth quarter of 1997, as well as interest earnings during the first quarter of 1998 on the proceeds from the Company's Public Offering.

INCOME TAXES. Income tax expense increased approximately $217,000 to approximately $174,000 for the first quarter of 1998, compared to a benefit of approximately $43,000 for the comparable 1997 quarter. This increase was primarily due to the utilization of net operating losses in the 1997 quarter to offset taxable income and a first quarter 1997 credit of approximately $68,000 relating to an estimated prior year provision taken by the Company for state income tax expense.

NET INCOME. Net income increased approximately $143,000 or 61% to approximately $377,000 in the first quarter of 1998 as compared to approximately $234,000 in the comparable 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

 Working capital was approximately $9.8 million at March 31, 1998, compared to working capital of approximately $9.5 million at December 31, 1997. The increase in working capital of approximately $348,000 during the first quarter of 1997 was primarily due to the profitable operations of the Company.

Cash flow provided by operating activities of approximately $351,000 resulted primarily from the profitable operations of the Company during the first quarter of 1998. The Company made capital expenditures of approximately $176,000 during the first quarter of 1998.

 The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that funds from the fourth quarter 1997 public offering and cash flow from operations will provide adequate liquidity to fund its internal growth plans and operations for the next twelve months. The Company's internal 1998 growth plans include the enhancement and expansion of its training facilities, the expansion and improvement of its applicant database and back office, the expansion and opening of new profit centers in existing locations and the opening of new profit centers in new geographic locations.

 Inflation has not had a significant effect on the Company's operating results.

NEW ACCOUNTING PRONOUNCEMENTS

 During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." During February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Post Retirement Benefits". Preliminary analysis of these new standards by the Company indicates that they will not have a material effect on the Company's financial statements. The standards are effective for financial statements for fiscal years beginning after December 15,1997.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of developmental expenses; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

                          PART II OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

1.   SHAREHOLDER RIGHTS PLAN

   Effective May 1, 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Rights to purchase one one-thousandth (1/1000th) of a share of a new Series A Junior Participating Preferred Stock of the Company at a price of $70 per one one-thousandth of a Preferred Share was distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held of record on May 11, 1998. The value of each one one-thousandth of a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one (1) share of the Company's Common Stock.

   A description of the Rights Plan (and a copy of the Rights Agreement) is set forth in the Company's Form 8-K, which was filed with the Securities and Exchange Commission on May 8, 1998.

   The Rights contain provisions that are intended to protect shareholders from abusive takeover tactics that may be used by an acquiror that the Company's Board of Directors believes are not in the best interests of the shareholders. Examples of such transactions include a gradual accumulation of shares in the open market or a partial or two-tier tender offer that does not treat all shareholders equally and other acquisition attempts that may unfairly pressure shareholders by coercing them to relinquish their investment and depriving the Company's Board and shareholders of any real opportunity to determine the future of the Company and to realize the full value of the shareholders' investment in the Company. The Rights are not intended to prevent all takeovers of the Company and will not do so. The Rights Plan increases the Board's ability to effectively represent the interests of shareholders and other constituencies of the Company upon the occurrence of an unfair acquisition proposal. While the Board is not aware of any present effort to acquire control of the Company, it believes these Rights represent a sound and reasonable means of safeguarding the interests of its shareholders.

   A summary of the Rights Plan will be mailed to each shareholder of record as of the record date, May 11, 1998.

2.   ALLIANCE TRAINING CENTER ACQUISITION

   Effective April 16, 1998, the Company entered into a letter of intent (the "Letter of Intent") to acquire Alliance Training Center ("Alliance"), a privately-held training center operating in Richardson and Irving, Texas, both suburbs of Dallas, Texas. The Letter of Intent provides for a purchase price equal to the fair market value of Alliance's assets to be determined by the parties, plus an earn-out of eight percent (8%) of the annual after-tax net income of Train International, Inc. ("Train"), a subsidiary of the Company, in excess of certain base amounts through December 31, 2001, subject to certain annual minimum earn-out payments and an aggregate maximum earn-out. The Letter of Intent further provides that Ms. Christine Ploof will become Vice President of Sales and Marketing for Train pursuant to an employment agreement that provides, among other things, for an annual salary and an incentive bonus of two percent (2%) of Train's annual after-tax net income. The Letter of Intent also provides that prior to the termination of the Letter of Intent, Alliance and its officers, directors, employees, agents and stockholders will not solicit or encourage, directly or indirectly, in any manner any discussion with, or furnish or cause to be furnished any information to, any person other than the Company in connection with, or negotiate for or otherwise pursue, the sale of Alliance common stock, all or substantially all of the assets of Alliance or any portion or all of its business, or any business combination or merger of Alliance with any other party.

   The consummation of the acquisition of Alliance is subject to certain conditions, including the negotiation and execution of the definitive Asset Purchase Agreement and employment agreement.

   The acquisition, if consummated, will add two (2) new facilities with eight (8) classrooms to Train's existing facilities.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS

3.2 Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998)

3.3 Bylaws of the Company (incorporated from Exhibit 3(b) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.4       Amendment No. 1 to Bylaws of the Company*

4.1 Rights Agreement dated as of May 1, 1998 between Diversified Corporate Resources, Inc. and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998)

10.1 Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation, a wholly-owned subsidiary of the Company, and Anthony J. Bruno.*

10.2 Employment Agreement entered into as of June 1, 1997 between the Company and Douglas G. Furra.*

10.3 Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation and James Woo.*

10.4 The Company's Amended and Restated 1996 Nonqualified Stock Option Plan, effective as of December 27, 1996 (Incorporated by reference from Exhibit 10(2) to the Company's Form 10-K for the year ended December 31, 1996)

10.5 Amendment No. 1 to the Company's Amended and Restated 1996 Nonqualified Stock Option Plan*

10.6      Stock Option granted to Anthony J. Bruno, effective November 13,
          1997*

10.7      Stock Option granted to James Woo, effective November 13, 1997*

10.8      Stock Option granted to Scott Higby, effective January 14, 1998*

10.9      Stock Option granted to John Wilson, effective April 23, 1998*

10.10 Form of Stock Option granted to certain employees of the Company, effective November 13, 1997*

10.11 Stock Option Agreement by and between the Company and Douglas G. Furra, effective June 1, 1997*

10.12 Stock Option Agreement by and between the Company and Deborah A. Farrington, effective November 13, 1997.*

10.13 First Amendment to Stock Option Agreement by and between the Company and Samuel E. Hunter, effective March 20, 1998.*

10.14 The Company's 1998 Nonqualified Stock Option Plan, effective as of January 1, 1998*

27        Financial Data Schedule*

(*Filed herewith)


b.   REPORTS ON FORM 8-K

     On May 8, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K with respect to the Shareholder Rights Plan adopted by the Company, effective May 1, 1998. See "Item 5. Other Information" herein.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant



DATE:     May 15, 1998         By: /s/ J. Michael Moore
                                   ----------------------------
                                   J. Michael Moore
                                   CHIEF EXECUTIVE OFFICER





DATE:     May 15, 1998         By: /s/ M. Ted Dillard
                                   ----------------------------
                                   M. Ted Dillard
                                   PRESIDENT AND SECRETARY





DATE:     May 15, 1998         By: /s/ Douglas G. Furra
                                   ----------------------------
                                   Douglas G. Furra
                                   CHIEF FINANCIAL OFFICER

           DIVERSIFIED CORPORATION RESOURCES, INC. AND SUBSIDIARIES

                              INDEX TO EXHIBITS

EXHIBITS

3.2 Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998)

3.3 Bylaws of the Company (incorporated from Exhibit 3(b) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.4       Amendment No. 1 to Bylaws of the Company*

4.1 Rights Agreement dated as of May 1, 1998 between Diversified Corporate Resources, Inc. and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998)

10.1 Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation, a wholly-owned subsidiary of the Company, and Anthony J. Bruno.*

10.2 Employment Agreement entered into as of June 1, 1997 between the Company and Douglas G. Furra.*

10.3 Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation and James Woo.*

10.4 The Company's Amended and Restated 1996 Nonqualified Stock Option Plan, effective as of December 27, 1996 (Incorporated by reference from Exhibit 10(2) to the Company's Form 10-K for the year ended December 31, 1996)

10.5 Amendment No. 1 to the Company's Amended and Restated 1996 Nonqualified Stock Option Plan*

10.6      Stock Option granted to Anthony J. Bruno, effective November 13,
          1997*

10.7      Stock Option granted to James Woo, effective November 13, 1997*

10.8      Stock Option granted to Scott Higby, effective January 14, 1998*

10.9      Stock Option granted to John Wilson, effective April 23, 1998*

10.10 Form of Stock Option granted to certain employees of the Company, effective November 13, 1997*

10.11 Stock Option Agreement by and between the Company and Douglas G. Furra, effective June 1, 1997*

10.12 Stock Option Agreement by and between the Company and Deborah A. Farrington, effective November 13, 1997.*

10.13 First Amendment to Stock Option Agreement by and between the Company and Samuel E. Hunter, effective March 20, 1998.*

10.14 The Company's 1998 Nonqualified Stock Option Plan, effective as of January 1, 1998*

27        Financial Data Schedule*

(*Filed herewith)