Form 10-Q
period 1998-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1998-08-13
CIK 779226

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
Yes   X     No
    -----      -----
Number of shares of common stock of the registrant outstanding on June 30, 1998, was 2,747,597.
                                                  Total Number of pages for
                                                  this 10-Q filing:  15
                                                                    ----

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                             June 30,    DECEMBER 31,
                                                               1998          1997
                                                          ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $  6,836,345   $  7,500,188
  Trade accounts receivable, less allowance for
    doubtful accounts of approximately $582,000 and
    $536,000, respectively . . . . . . . . . . . . . . .     6,021,894      4,882,788
  Notes receivable-related party . . . . . . . . . . . .        30,922         10,387
  Prepaid expenses and other current assets. . . . . . .       228,983        106,468
  Federal income taxes receivable. . . . . . . . . . . .             -        201,436
  Deferred income taxes. . . . . . . . . . . . . . . . .       252,012        243,518
                                                          ------------   ------------
      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .    13,370,156     12,944,785

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . .     2,140,839      1,389,761

OTHER ASSETS:
  Investment in and advances to joint venture. . . . . .       308,234        226,638
  Notes receivable-related party . . . . . . . . . . . .         5,826         11,385
  Deferred income taxes. . . . . . . . . . . . . . . . .       352,354        428,330
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       339,463        160,657
                                                          ------------   ------------
                                                          $ 16,516,872   $ 15,161,556
                                                          ------------   ------------
                                                          ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses. . . . . .  $  3,524,861   $  3,487,470
  Current maturities of long-term debt . . . . . . . . .        14,241          2,026
  Current maturities of capital lease obligations. . . .        50,620              -
  Federal income taxes payable . . . . . . . . . . . . .       156,981              -
                                                          ------------   ------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .     3,746,703      3,489,496

DEFERRED LEASE RENTS . . . . . . . . . . . . . . . . . .        73,318         53,131

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . .       120,361         66,134

CAPITAL LEASE OBLIGATIONS. . . . . . . . . . . . . . . .        44,563              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized, none issued. . . . . . . . . . . . . . .             -              -
  Common stock, $.10 par value; 10,000,000 shares
    authorized, 2,993,446 and 2,985,946 shares
    issued, respectively . . . . . . . . . . . . . . . .       299,345        298,595
  Additional paid-in capital . . . . . . . . . . . . . .    11,131,128     11,080,504
  Retained earnings. . . . . . . . . . . . . . . . . . .     1,286,629        358,871
  Common stock held in treasury (245,849 shares at
    cost). . . . . . . . . . . . . . . . . . . . . . . .      (185,175)      (185,175)
                                                          ------------   ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .    12,531,927     11,552,795
                                                          ------------   ------------
                                                          $ 16,516,872   $ 15,161,556
                                                          ------------   ------------
                                                          ------------   ------------

                      See notes to Consolidated Financial Statements.

                       DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                ---------------------------   ---------------------------
                                                     1998           1997           1998           1997
                                                ------------   ------------   ------------   ------------
NET SERVICE REVENUES:
  Permanent placement. . . . . . . . . . . . .  $  5,751,129   $  4,300,835   $ 10,533,741   $  7,981,243
  Specialty services . . . . . . . . . . . . .     1,648,013      1,994,926      3,290,188      3,870,698
  Contract placement . . . . . . . . . . . . .     2,988,941      2,078,175      5,476,949      3,800,593
  Training . . . . . . . . . . . . . . . . . .       156,108              -        210,547              -
                                                ------------   ------------   ------------   ------------
      Total Revenues . . . . . . . . . . . . .    10,544,191      8,373,936     19,511,425     15,652,534

COST OF SERVICES . . . . . . . . . . . . . . .     7,269,208      5,773,844     13,632,471     10,968,514
                                                ------------   ------------   ------------   ------------
GROSS MARGIN . . . . . . . . . . . . . . . . .     3,274,983      2,600,092      5,878,954      4,684,020

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES . . . . . . . . . . . . . . . . . .    (2,471,738)    (1,790,511)    (4,615,225)    (3,717,190)

OTHER INCOME (EXPENSES):
  Loss from joint venture operations . . . . .       (12,586)        (8,277)       (26,209)       (19,488)
  Interest income (expense), net . . . . . . .        92,187        (43,528)       189,924        (74,131)
  Other, net . . . . . . . . . . . . . . . . .            19         21,187          6,019         53,943
                                                ------------   ------------   ------------   ------------
                                                      79,620        (30,618)       169,734        (39,676)
                                                ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM . . . . . . . . . . . . .       882,865        778,963      1,433,463        927,154

INCOME TAXES . . . . . . . . . . . . . . . . .       331,861        136,039        505,705         93,358
                                                ------------   ------------   ------------   ------------
  INCOME  BEFORE EXTRAORDINARY ITEM. . . . . .       551,004        642,924        927,758        833,796
EXTRAORDINARY ITEM, gain on debt
  restructuring, net of income tax . . . . . .             -              -              -         43,083
                                                ------------   ------------   ------------   ------------
  NET INCOME . . . . . . . . . . . . . . . . .  $    551,004   $    642,924   $    927,758   $    876,879
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
BASIC EARNINGS  PER SHARE:
  Income before extraordinary item . . . . . .  $       0.20   $       0.37   $       0.34   $       0.49
  Extraordinary item . . . . . . . . . . . . .             -              -              -           0.03
                                                ------------   ------------   ------------   ------------
TOTAL. . . . . . . . . . . . . . . . . . . . .  $       0.20   $       0.37   $       0.34   $       0.52
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . .     2,747,597      1,747,812      2,743,968      1,691,562
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item . . . . . .  $       0.19   $       0.35   $       0.32   $       0.46
  Extraordinary item . . . . . . . . . . . . .             -              -              -           0.03
                                                ------------   ------------   ------------   ------------
TOTAL. . . . . . . . . . . . . . . . . . . . .  $       0.19   $       0.35   $       0.32   $       0.49
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING. . . . . . . .     2,912,200      1,825,521      2,885,346      1,807,333
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

                                See notes to Consolidated Financial Statements.

                       DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . .   $    927,758    $    876,879
  Adjustments to reconcile net income to cash provided
      by operating activities: . . . . . . . . . . . . . .
    Extraordinary item . . . . . . . . . . . . . . . . . .              -         (43,083)
    Depreciation and amortization. . . . . . . . . . . . .        219,986         136,960
    Other. . . . . . . . . . . . . . . . . . . . . . . . .              -           6,882
    Provision for allowances . . . . . . . . . . . . . . .         45,719         (41,834)
    Income tax effect of options exercised . . . . . . . .         28,874               -
    Equity in loss of joint venture. . . . . . . . . . . .         26,209          19,488
    Deferred income taxes. . . . . . . . . . . . . . . . .         67,482               -
    Deferred lease rents . . . . . . . . . . . . . . . . .         20,187          24,946
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . .     (1,184,825)       (933,723)
    Federal income taxes receivable. . . . . . . . . . . .        201,436               -
    Prepaid expenses and other assets. . . . . . . . . . .       (143,153)        (61,534)
    Trade accounts payable and accrued expenses. . . . . .         37,391         518,075
    Federal income taxes payable . . . . . . . . . . . . .        156,981               -
                                                             ------------    ------------
        Cash provided by operating activities. . . . . . .        404,045         503,056

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . .       (869,163)       (509,061)
  Business acquisition costs . . . . . . . . . . . . . . .        (58,873)              -
  Deposits . . . . . . . . . . . . . . . . . . . . . . . .        (32,915)            500
  Loans and advances to related parties. . . . . . . . . .        (20,000)       (111,940)
  Repayment from related parties . . . . . . . . . . . . .          5,024           4,464
  Net advances to joint venture. . . . . . . . . . . . . .       (107,805)        (83,357)
                                                             ------------    ------------
        Cash used in investing activities. . . . . . . . .     (1,083,732)       (699,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock under option agreements. . . . . . . .         22,500          75,000
  Borrowing under other short-term debt. . . . . . . . . .              -         144,249
  Decrease in borrowings under factoring and
    loan arrangements. . . . . . . . . . . . . . . . . . .              -         (39,841)
  Principal payments under long-term debt and capital
    lease obligations. . . . . . . . . . . . . . . . . . .         (6,656)        (15,891)
  Book overdraft . . . . . . . . . . . . . . . . . . . . .              -         (69,357)
  Deferred offering costs. . . . . . . . . . . . . . . . .              -        (238,581)
                                                             ------------    ------------
        Cash provided by (used in) financing activities. .         15,844        (144,421)
                                                             ------------    ------------
  Decrease in cash and cash equivalents. . . . . . . . . .       (663,843)       (340,759)
  Cash and cash equivalents at beginning of year . . . . .      7,500,188         612,512
                                                             ------------    ------------
  Cash and cash equivalents at end of period . . . . . . .   $  6,836,345    $    271,753
                                                             ------------    ------------
                                                             ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest. . . . . . . . . . . . . . . .   $      3,915    $     87,094
                                                             ------------    ------------
                                                             ------------    ------------
     Cash paid for taxes . . . . . . . . . . . . . . . . .   $    148,826    $     87,830
                                                             ------------    ------------
                                                             ------------    ------------

NON-CASH INVESTING AND FINANCING ACTIVITY:
     In connection with the acquisition of certain assets of JCAP, Inc. (dba Alliance Training Centers) effective June 1, 1998, the Company incurred deferred payment obligations totaling $75,000, the present value of which were approximately $67,000. Additionally, the Company assumed certain capital lease obligations for the lease of computer equipment with a gross commitment of approximately $110,000, the present value of which were approximately $101,000.

                        See notes to Consolidated Financial Statements.

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and six months ended June 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                        JUNE 30,   DECEMBER 31,
                                                          1998        1997
                                                       ----------  -----------
     Computer equipment and software . . . . . . . . . $1,839,786   $1,281,305
     Office equipment and furniture. . . . . . . . . .    897,532      536,518
     Leasehold improvements. . . . . . . . . . . . . .    207,419      160,124
                                                       ----------   ----------
                                                        2,944,737    1,977,947

     Less accumulated depreciation and amortization. .   (803,898)    (588,186)
                                                       ----------   ----------
                                                       $2,140,839   $1,389,761
                                                       ----------   ----------
                                                       ----------   ----------

     Included in computer equipment and software are software development costs in progress of approximately $207,000 and $93,000 at June 30, 1998 and December 31, 1997, respectively.

3.   INCOME TAXES

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 --------------------------   ------------------------
                                                     1998          1997           1998          1997
                                                   --------     ---------       --------     ---------
     Tax provision (at statutory rate). . . . . .  $309,003     $ 272,637       $501,712     $ 324,504
     Utilization of net operating loss
        carryforwards . . . . . . . . . . . . . .         -      (272,637)             -      (324,504)
     Alternative minimum tax. . . . . . . . . . .         -        10,850              -        10,850
     Other, principally change of estimate. . . .         -             -        (31,467)            -
     State income tax, net of federal
         income tax benefit . . . . . . . . . . .    22,858       125,189         35,460        82,508
                                                   --------     ---------       --------     ---------
     Total. . . . . . . . . . . . . . . . . . . .  $331,861     $ 136,039       $505,705     $  93,358
                                                   --------     ---------       --------     ---------
                                                   --------     ---------       --------     ---------

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

                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                  ------------------------------------------------------
                                                     1998           1997           1998            1997
                                                   ---------     ---------      ---------      ---------
     Basic. . . . . . . . . . . . . . . . . . . .  2,747,597     1,747,812      2,743,968      1,691,562
     Net effect of dilutive stock options . . . .    164,603        77,709        141,378        115,771
                                                   ---------     ---------      ---------      ---------
     Diluted. . . . . . . . . . . . . . . . . . .  2,912,200     1,825,521      2,885,346      1,807,333
                                                   ---------     ---------      ---------      ---------
                                                   ---------     ---------      ---------      ---------
     Total options and warrants outstanding . . .    826,257       500,000        826,257        500,000
     Options and warrants not considered
        because effects of inclusion would be
        antidilutive. . . . . . . . . . . . . . .     82,590        92,000         82,590         72,000


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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of these new standards by the Company indicates that they will not have a material effect on the Company's financial statements. SFAS No. 131 and 132, are effective for financial statements for fiscal years beginning after December 15, 1997, and SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.   ALLIANCE TRAINING CENTER ACQUISITION

     Effective June 1, 1998, the Company acquired certain assets of JCAP, Inc., dba Alliance Training Centers ("Alliance"), a privately-held information technology-training center operating in Richardson and Irving, Texas, both suburbs of Dallas, Texas. The Company paid a purchase price equal to the fair value of all of Alliance's furniture, computer equipment and software and certain deposits and other assets, plus an earn-out (goodwill) of eight percent (8%) of the annual after-tax net income of Train International, Inc. ("Train"), a subsidiary of the Company, in excess of certain base amounts through December, 2001, subject to certain minimum annual earn-out payments aggregating $100,000 ($25,000 at closing and $75,000 deferred) and overall maximum earn-out payments of $250,000. Additionally, the Company assumed the real estate leases at the Richardson and Irving locations and certain computer equipment capital leases. The gross future commitment under these equipment leases was approximately $110,000 and the present value of the future minimum lease payments was approximately $101,000.

     Following is a summary of the acquisition cost:

     Costs:
            Furniture, computer equipment and software . . . . . . .  $192,898
            Deposits and other assets. . . . . . . . . . . . . . . .    20,935
            Goodwill . . . . . . . . . . . . . . . . . . . . . . . .   126,306
                                                                      --------
               Total . . . . . . . . . . . . . . . . . . . . . . . .  $340,139
                                                                      --------
                                                                      --------
     Source:
            Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $171,858
            Present value of minimum deferred earn-out . . . . . . .    67,433
            Present value of future minimum lease payments . . . . .   100,848
                                                                      --------
              Total. . . . . . . . . . . . . . . . . . . . . . . . .  $340,139
                                                                      --------
                                                                      --------

     The Alliance acquisition was accounted for under the purchase method. The results of the former Alliance operations are included in the Statement of Operations beginning June 1, 1998. Goodwill is being amortized over ten years utilizing the straight-line method. The contingent earn-out payments will be recorded as goodwill when earned. The unaudited revenues of Alliance for the year ended December 31, 1997, and the five months ended May 31, 1998 were approximately $850,000 and $427,000, respectively. Pro forma results of operations have not been presented because they are not material in relation to the consolidated operations of the Company.

8.   RELATED PARTY TRANSACTION

     During June 1998, $20,000 was advanced to J. Michael Moore, the Company's Chairman and Chief Executive Officer. The advance was towards a 1998 bonus and was evidenced by a note bearing interest at 8% and is due the earlier of when 1998 executive bonuses are paid or April 1999.

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9.   STOCKHOLDERS EQUITY

     On April 29, 1998, the Board of Directors approved the granting of options to purchase an aggregate of 236,667 shares at $12.75 to certain officers and directors of the Company. The options vest quarterly in varying amounts over a three-year period.

     On July 17, 1998, the Company's President, M. Ted Dillard (Dillard), exercised options to purchase 84,000 shares of the Company's Common Stock for an aggregate purchase price of $257,250. The purchase price was paid with 7,500 shares of Company common stock valued at $89,500 (based upon closing price on July 16, 1998, on the American Stock Exchange) and the remainder in cash. In connection with this transaction the Company loaned Dillard $148,600 to cover his income tax liability on the transaction. This loan was approved by the Compensation Committee of the Board of Directors and was ratified by the Board of Directors. The loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of the Company's Common Stock and is due on a pro-rata basis as Dillard sells the stock collateral, but with a maximum repayment term of five years. The Company will receive an income tax deduction related to this transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SERVICE REVENUES. Net service revenues increased approximately $2.2 million or 25.9% to $10.5 million in the second quarter of 1998, compared to $8.4 million for the comparable 1997 quarter. Permanent placement revenues increased approximately $1.5 million or 33.7% to $5.8 million for the quarter ended June 30, 1998, compared to $4.3 million for the comparable 1997 quarter. As part of its single-source provider strategy, the Company provides specialty services to its permanent placement clients. As a result of the increased demand for permanent placement personnel, specialty service revenues decreased approximately $347,000 or 17.4% to $1.6 million for the second quarter of 1998, compared to $2.0 million for the comparable 1997 quarter. Contract placement revenues increased approximately $911,000 or 43.8% to $3.0 million in the second quarter of 1998, compared to $2.1 million for the comparable 1997 quarter. Training revenues were approximately $156,000 for the quarter ended June 30, 1998. The Company reported no training revenues in the comparable 1997 quarter. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines.

GROSS MARGIN. Gross margin increased approximately $675,000 or 26.0% to $3.3 million in the second quarter of 1998, compared to $2.6 million for the comparable 1997 quarter. Gross margin as a percentage of net service revenues increased to approximately 31.1% in the second quarter of 1998 compared to approximately 31.0% in the comparable period in 1997. The increase in gross margin was consistent with the increase in net service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $681,000 or 38.0% to $2.5 million in the second quarter of 1998, compared to $1.8 million for the comparable 1997 quarter. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 23.4% in the second quarter of 1998 from approximately 21.4% in the comparable 1997 quarter. The increase was the result of increased expenses associated with opening new offices, the further development of the Company's training programs, the expansion of the Company's back office to support the growth in sales and increased professional fees associated with investor relations and public reporting.

OTHER INCOME AND EXPENSES.   Other income was approximately $80,000 in the
second quarter of 1998 compared to expense of approximately $31,000 in the comparable 1997 quarter. This was primarily due to interest earnings during the second quarter of 1998 on the proceeds from the Company's 1997 public offering, as well as a decrease in interest expense resulting from the retirement of all short-term debt of the Company during the fourth quarter of 1997.

INCOME TAXES. Income tax expense increased approximately $196,000 to $332,000 for the second quarter of 1998, compared to $136,000 for the comparable 1997 quarter. The Company's effective tax rate increased to 38% in the second quarter of 1998, compared to 17% in the comparable 1997 quarter. The second quarter 1997 lower effective tax rate was primarily due to the utilization of net operating losses to offset taxable income.

NET INCOME. Net income decreased approximately $92,000 or 14.3% to approximately $551,000 in the second quarter of 1998 as compared to approximately $643,000 in the comparable 1997 quarter. The decrease was primarily due to the increase in the Company's effective tax rate as described above. A more meaningful comparison is income before income tax and extraordinary item which increased approximately $104,000 or 13.3% to approximately $883,000 in the second quarter of 1998 as compared to approximately $779,000 in the comparable 1997 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SERVICE REVENUES. Net service revenues increased approximately $3.9 million or 24.7% to $19.5 million for the first six months of 1998, compared to $15.7 million for the comparable period in 1997. Permanent placement revenues increased approximately $2.6 million or 32.0% to $10.5 million for the first six months of 1998 compared to $8.0 million for the comparable period in 1997. The continued increased demand for permanent placement personnel has resulted in a decrease in specialty service revenues of approximately $581,000 or 15.0% to $3.3 million for the first six months of 1998, compared to $3.9 million for the comparable period in 1997. Contract placement revenues increased approximately $1.7 million or 44.1% to $5.5 million for the first six months of 1998, compared to $3.8 million for the comparable period in 1997. Training revenues were approximately $211,000 for the first six months of 1998. The Company reported no training revenues in the comparable 1997 period. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines.

GROSS MARGIN. Gross margin increased approximately $1.2 million or 25.5% to $5.9 million in the first six months of 1998, compared to $4.7 million for the comparable 1997 period. Gross margin as a percentage of net service revenues increased to approximately 30.1% in the first six months of 1998 compared to approximately 29.9% for the comparable 1997 period. The increase in gross margin was consistent with the increase in net service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $898,000 or 24.2% to $4.6 million for the first six months of 1998, compared to $3.7 million for the comparable 1997 period. The increase was the result of increased expenses associated with opening new offices, the further development of the Company's training programs, the expansion of the Company's back office to support the growth in sales and increased professional fees associated with investor relations and public reporting. Selling, general and administrative expenses as a percentage of net service revenues was unchanged at approximately 23.7% for the first six months of 1998 and 1997.

OTHER INCOME AND EXPENSES.   Other income was approximately $170,000 for the
first six months of 1998, compared to an expense of $40,000 for the comparable period in 1997. This was primarily due to interest earnings on the proceeds from the Company's 1997 public offering and a current year reduction of interest expense as a result of the retirement of all short-term debt during the fourth quarter of 1997.

INCOME TAXES. Income tax expense increased approximately $413,000 to $506,000 for the first six months of 1998, compared to $93,000 for the comparable period in 1997. The Company's effective tax rate increased to 35% in the first six months of 1998 compared to 10% in the comparable 1997 period. The increase was primarily due to the utilization of net operating losses in the 1997 period to offset taxable income.

NET INCOME. Net income increased approximately $51,000 or 5.8% to $928,000 for the first six months of 1998, compared to $877,000 for the comparable period in 1997. Because of the increase in the effective tax rate described above, a more meaningful comparison is income before income tax and extraordinary item which increased approximately $506,000 or 54.6% to approximately $1.4 million in the first six months of 1998 compared to approximately $927,000 in the comparable 1997 period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was approximately $9.6 million at June 30, 1998, compared to working capital of approximately $9.5 million at December 31, 1997. The increase in working capital of approximately $168,000 during the first six months of 1998 was primarily due to the profitable operations of the Company.

     Cash flow provided by operating activities of approximately $404,000 resulted primarily from the profitable operations of the Company during the first six months of 1998. The Company made capital expenditures of approximately $869,000 during the first six months of 1998 associated with opening new offices, developing its training programs and enhancing its back office to support its growth.

     The Company continues to evaluate various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that funds from the fourth quarter 1997 public offering and cash flow from operations will provide adequate liquidity to fund its internal growth plans and operations for the next twelve months. The Company's 1998 internal growth plans include the enhancement and expansion of its training facilities, the development and expansion of its applicant database and back office, the opening of new profit centers in existing locations and the opening of offices in new geographic locations. In addition, the Company continues to explore avenues for growth, including but not limited to, possible strategic acquisitions.

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

     The Company has made a preliminary assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company's accounting software can be brought into compliance with the Year 2000 Issue through the purchase of an upgrade module from the software vendor. However, the Company is currently considering the purchase of new accounting and back office software. One of the requirements of any software purchase will be compliance with the Year 2000 Issue. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. The Company will also initiate communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

                       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of these new standards by the Company indicates that they will not have a material effect on the Company's financial statements. SFAS No. 131 and 132, are effective for financial statements for fiscal years beginning after December 15, 1997, and SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

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

                              PART II OTHER INFORMATION
              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Effective May 1, 1998, the Company adopted a shareholder rights plan. See Item 5.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 10, 1998. At this meeting, the shareholders voted to elect the following to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

                                 FOR      AGAINST    ABSTAIN/     BROKER
                                                     WITHHELD    NON-VOTES
     J. Michael Moore         2,369,315      0        11,624         0
     M. Ted Dillard           2,369,315      0        11,624         0
     Samuel E. Hunter         2,369,315      0        11,624         0
     Deborah A. Farrington    2,369,315      0        11,624         0
     A. Clinton Allen         2,365,815      0        15,124         0

     The shareholders voted to approve certain amendments to the Company's Amended and Restated 1996 Nonqualified Stock Option Plan. The results of the vote were as follows:

                                 FOR      AGAINST    ABSTAIN/     BROKER
                                                     WITHHELD    NON-VOTES
                              1,357,383   169,026       0         854,530


     The shareholders voted to adopt and approve the Company's 1998 Nonqualified Stock Option Plan. The results of the vote were as follows:

                                 FOR      AGAINST    ABSTAIN/     BROKER
                                                     WITHHELD    NON-VOTES
                              1,334,677   186,226       0         860,036


ITEM 5.   OTHER INFORMATION

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

                             PART II OTHER INFORMATION
         DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED

     A description of the Rights Plan (and a copy of the Rights Agreement) is set forth in the Company's Form 8-K, which was filed with the Securities and Exchange Commission on May 8, 1998.

     The Rights contain provisions that are intended to protect shareholders from abusive takeover tactics that may be used by an acquirer that the Company's Board of Directors believes are not in the best interests of the shareholders. Examples of such transactions include a gradual accumulation of shares in the open market or a partial or two-tier tender offer that does not treat all shareholders equally and other acquisition attempts that may unfairly pressure shareholders by coercing them to relinquish their investment and depriving the Company's Board and shareholders of any real opportunity to determine the future of the Company and to realize the full value of the shareholders' investment in the Company. The Rights are not intended to prevent all takeovers of the Company and will not do so. The Rights Plan increases the Board's ability to effectively represent the interests of shareholders and other constituencies of the Company upon the occurrence of an unfair acquisition proposal. While the Board is not aware of any present effort to acquire control of the Company, it believes these Rights represent a sound and reasonable means of safeguarding the interests of its shareholders.

     A summary of the Rights Plan was mailed to each shareholder of record as of the record date, May 11, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS

3.2 Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value. (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998.)

4.1 Rights Agreement dated as of May 1, 1998, between Diversified Corporate Resources, Inc., and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998.)

10.1 Asset Purchase Agreement by and between Diversified Corporate Resources, Inc., and JCAP, Inc., effective June 1, 1998.*

10.2 Note Receivable dated June 22, 1998, by and between Diversified Corporate Resources, Inc., and J. Michael Moore.*

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



                                       DIVERSIFIED CORPORATE RESOURCES, INC.
                                       Registrant



DATE: August 13, 1998                  By: /s/ J. Michael Moore
                                          ----------------------------------
                                           J. Michael Moore
                                           CHIEF EXECUTIVE OFFICER



DATE: August 13, 1998                  By: /s/ M. Ted Dillard
                                          ----------------------------------
                                           M. Ted Dillard
                                           PRESIDENT AND SECRETARY



DATE: August 13, 1998                  By: /s/ Douglas G. Furra
                                          ----------------------------------
                                           Douglas G. Furra
                                           CHIEF FINANCIAL OFFICER