Form 10-Q
period 1998-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1998-11-17
CIK 779226

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Number of shares of Common Stock of the registrant outstanding on September 30, 1998, was 2,807,797.
                                                  Total Number of pages for
                                                  this 10-Q filing: 17
                                                                   ----

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                    ASSETS

                                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                                     1998                    1997
                                                                               -----------------       ----------------
CURRENT ASSETS:
  Cash and cash equivalents................................................       $  5,771,648           $  7,500,188
  Trade accounts receivable, less allowance for doubtful accounts of
    approximately $556,000 and $536,000, respectively......................          6,341,040              4,882,788
  Notes receivable-related party...........................................             31,188                 10,387
  Prepaid expenses and other current assets................................            279,228                106,468
  Federal income taxes receivable..........................................            254,477                201,436
  Deferred income taxes....................................................            260,101                243,518
                                                                                  ------------           ------------
    TOTAL CURRENT ASSETS...................................................         12,937,682             12,944,785

PROPERTY AND EQUIPMENT, NET................................................          2,739,823              1,389,761

OTHER ASSETS:
  Investment in and advances to joint venture..............................                  -                226,638
  Notes receivable-related party...........................................              2,953                 11,385
  Deferred income taxes....................................................            264,913                428,330
  Other....................................................................            533,782                160,657
                                                                                  ------------           ------------
                                                                                   $16,479,153            $15,161,556
                                                                                  ------------           ------------
                                                                                  ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses..............................        $ 3,338,251            $ 3,487,470
  Current maturities of long-term debt.....................................             14,294                  2,026
  Current maturities of capital lease obligations..........................             44,985                      -
                                                                                  ------------           ------------
    TOTAL CURRENT LIABILITIES..............................................          3,397,530              3,489,496

DEFERRED LEASE RENTS.......................................................             68,208                 53,131

LONG-TERM DEBT.............................................................            119,795                 66,134

CAPITAL LEASE OBLIGATIONS..................................................             36,149                      -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized, none issued................................................                  -                      -
  Common stock, $.10 par value; 10,000,000 shares
    authorized, 3,077,446 and 2,985,946 shares issued, respectively........            307,745                298,595
  Additional paid-in capital...............................................         11,511,229             11,080,504
  Retained earnings........................................................          1,600,325                358,871
  Common stock held in treasury (269,649 and 245,849 shares at cost,
    respectively)..........................................................           (413,247)              (185,175)
  Receivables from related party...........................................           (148,581)                    -
                                                                                  ------------           ------------
TOTAL STOCKHOLDERS' EQUITY ................................................         12,857,471             11,552,795
                                                                                  ------------           ------------
                                                                                   $16,479,153            $15,161,556
                                                                                  ------------           ------------
                                                                                  ------------           ------------

                See notes to Consolidated Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        --------------------------     ---------------------------
                                                            1998          1997            1998            1997
                                                        -----------    -----------     ----------      -----------

NET SERVICE REVENUES:
    Permanent placement ............................    $ 5,414,696    $ 4,754,278     $15,948,436     $12,735,521
    Specialty services .............................      1,433,193      1,959,330       4,723,381       5,830,028
    Contract placement .............................      3,619,285      2,392,110       9,096,234       6,192,703
    Training .......................................        242,456              -         453,003               -
                                                        -----------    -----------     -----------     -----------
       Total Revenues ..............................     10,709,630      9,105,718      30,221,054      24,758,252

COST OF SERVICES ...................................      7,491,827      6,288,400      21,124,298      17,256,914
                                                        -----------    -----------     -----------     -----------
GROSS MARGIN .......................................      3,217,803      2,817,318       9,096,756       7,501,338

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES .......................................     (2,801,326)    (1,975,252)     (7,416,551)     (5,692,442)

OTHER INCOME (EXPENSES):
    Income (Loss) from joint venture operations ....              -            986         (26,209)        (18,502)
    Interest income (expense), net .................         86,565        (40,162)        276,489        (114,293)
    Other, net .....................................          3,000         (2,295)          9,019          51,648
                                                        -----------    -----------     -----------     -----------
                                                             89,565        (41,471)        259,299         (81,147)
                                                        -----------    -----------     -----------     -----------
INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM  ............................        506,042        800,595       1,939,504       1,727,749

INCOME TAXES .......................................       (192,345)      (304,028)       (698,050)       (397,386)
                                                        -----------    -----------     -----------     -----------
    INCOME  BEFORE EXTRAORDINARY ITEM ..............        313,697        496,567       1,241,454       1,330,363

EXTRAORDINARY ITEM, gain on debt
    restructuring, net of income tax ...............              -              -               -          43,083
                                                        -----------    -----------     -----------     -----------
    NET INCOME .....................................    $   313,697    $   496,567     $ 1,241,454     $ 1,373,446
                                                        -----------    -----------     -----------     -----------
                                                        -----------    -----------     -----------     -----------
BASIC EARNINGS PER SHARE:
    Income  before extraordinary item ..............    $      0.11    $      0.28     $      0.45     $      0.77
    Extraordinary item .............................              -              -               -            0.03
                                                        -----------    -----------     -----------     -----------
TOTAL ..............................................    $      0.11    $      0.28     $      0.45     $      0.80
                                                        -----------    -----------     -----------     -----------
                                                        -----------    -----------     -----------     -----------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ....................................      2,808,896      1,789,062       2,765,611       1,724,062
                                                        -----------    -----------     -----------     -----------
                                                        -----------    -----------     -----------     -----------
DILUTED EARNINGS PER SHARE:
    Income  before extraordinary item ..............    $      0.11    $      0.26     $      0.43     $      0.73
    Extraordinary item .............................              -              -               -            0.02
                                                        -----------    -----------     -----------     -----------
TOTAL ..............................................    $      0.11    $      0.26     $      0.43     $      0.75
                                                        -----------    -----------     -----------     -----------
                                                        -----------    -----------     -----------     -----------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ..................      2,891,112      1,884,998       2,887,268       1,833,221
                                                        -----------    -----------     -----------     -----------
                                                        -----------    -----------     -----------     -----------

                 See notes to Consolidated Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ---------------------------------
                                                                            1998                  1997
                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................       $ 1,241,454           $ 1,373,446
  Adjustments to reconcile net income to cash provided
      by operating activities:
     Extraordinary item .........................................                 -               (43,083)
     Depreciation and amortization...............................           383,569               217,681
     Other.......................................................                 -                 5,103
     Provision for allowances....................................           (21,677)               25,312
     Income tax effect of options exercised......................           160,125                     -
     Equity in loss of joint venture.............................            26,209                18,502
     Deferred income taxes.......................................           146,834                     -
     Deferred lease rents........................................            15,077                34,892
  Changes in operating assets and liabilities
      (net of Joint Venture consolidation):
     Accounts receivable.........................................        (1,129,515)           (1,336,145)
     Federal income taxes receivable.............................           (53,041)                    -
     Prepaid expenses and other assets...........................          (165,301)             (124,948)
     Trade accounts payable and accrued expenses.................          (290,544)              732,574
                                                                        -----------           -----------
       Cash provided by operating activities.....................           313,190               903,334

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................        (1,534,878)             (712,828)
     Business acquisition costs..................................          (279,518)                    -
     Deposits....................................................           (27,621)               (5,647)
     Loans and advances to related parties.......................          (171,671)             (149,905)
     Repayment from related parties..............................             7,631                 6,824
     Net advances to joint venture...............................           (89,730)             (127,917)
                                                                        -----------           -----------
       Cash used in investing activities ........................        (2,095,787)             (989,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock under option agreements...................           190,219                90,000
     Purchase of treasury stock..................................          (114,944)                    -
     Borrowing under other short-term debt.......................                 -               186,299
     Decrease in borrowings under factoring and
       loan arrangements ........................................                 -               138,616
     Principal payments under long-term debt and capital
       lease obligations.........................................           (21,218)              (16,355)
     Book overdraft..............................................                 -               (98,158)
     Deferred offering costs.....................................                 -              (681,001)
                                                                        -----------           -----------
       Cash provided by (used in) financing activities...........            54,057              (380,599)
                                                                        -----------           -----------

     Decrease in cash and cash equivalents ......................        (1,728,540)             (466,738)
     Cash and cash equivalents at beginning of year..............         7,500,188               612,512
                                                                        -----------           -----------
     Cash and cash equivalents at end of period..................       $ 5,771,648           $   145,774
                                                                        -----------           -----------
                                                                        -----------           -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest......................................       $     6,588           $   133,438
                                                                        -----------           -----------
                                                                        -----------           -----------
     Cash paid for taxes.........................................       $   530,862           $   378,951
                                                                        -----------           -----------
                                                                        -----------           -----------

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

                See notes to Consolidated Financial Statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and nine months ended September 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                       1998          1997
                                                                  -------------  ------------
     Computer equipment and software............................    $2,280,200    $1,281,305
     Office equipment and furniture.............................     1,161,343       536,518
     Leasehold improvements.....................................       263,664       160,124
                                                                    ----------    ----------
                                                                     3,705,207     1,977,947

     Less accumulated depreciation and amortization.............      (965,384)     (588,186)
                                                                    ----------    ----------
                                                                    $2,739,823    $1,389,761
                                                                    ----------    ----------
                                                                    ----------    ----------

     Included in computer equipment and software are software development costs in progress of approximately $93,000 at December 31, 1997.

3.   INCOME TAXES

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                     FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                  -------------------------------    --------------------------------
                                                      1998              1997              1998              1997
                                                  ------------     --------------    -------------     --------------
     Tax provision (at statutory rate)....         $   177,115      $     281,334     $   678,826      $     605,838
     Utilization of net operating loss
        Carryforwards...................                     -                  -               -           (338,727)
     Other, principally change of
        estimate.........................                    -                  -         (31,467)                 -
     State income tax, net of
        federal income tax benefit........              15,230             22,694          50,691            130,275
                                                   -----------      -------------     -----------      -------------
        Total.............................         $   192,345      $     304,028     $   698,050      $     397,386
                                                   -----------      -------------     -----------      -------------
                                                   -----------      -------------     -----------      -------------

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

     The following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted earnings per share.

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   --------------------------    -----------------------------
                                                      1998           1997           1998             1997
                                                   -----------    -----------    -----------     -------------

     Basic.......................................   2,808,896      1,789,062      2,765,611         1,724,062

     Net effect of dilutive stock options........      82,216         95,936        121,657           109,159
                                                    ---------      ---------      ---------         ---------

     Diluted.....................................   2,891,112      1,884,998      2,887,268         1,833,221
                                                    ---------      ---------      ---------         ---------
                                                    ---------      ---------      ---------         ---------

     Total options and warrants outstanding......     729,757        322,500        729,757           322,500
     Options and warrants not considered
        because effects of inclusion would
        be antidilutive..........................     478,757         72,000         82,590            72,000

5.   CONTINGENCIES

     The Company was named as a garnishee in a lawsuit against its largest shareholder, which the Company believes, is without merit. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expense, alleging that plaintiffs interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages for the fair market value of certain shares of Common Stock of certain subsidiaries of the Company as well as other damages for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. The Company is also involved in certain other litigation and disputes not previously noted. To the extent any of the aforementioned matters involve claims against the Company, management believes such claims are without merit and has concluded that the ultimate resolution of such matters will not have a material effect on the Company's consolidated financial statements.

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

7.   BUSINESS ACQUISITIONS

     Alliance Training Center:

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

     Following is a summary of the acquisition cost:

     Costs:
             Furniture, computer equipment and software..........................      $     192,898
             Deposits and other assets...........................................             20,935
             Goodwill............................................................            126,306
                                                                                       --------------
                Total............................................................      $     340,139
                                                                                       --------------
                                                                                       --------------

     Source:
             Cash................................................................      $     171,858
             Present value of minimum deferred earn-out..........................             67,433
             Present value of future minimum lease payments......................            100,848
                                                                                       --------------
                Total............................................................      $     340,139
                                                                                       --------------
                                                                                       --------------

     The Alliance acquisition was accounted for under the purchase method. The results of the former Alliance operations are included in the Statement of Operations beginning June 1, 1998. Goodwill is being amortized over ten years utilizing the straight-line method. The contingent earn-out payments will be recorded as goodwill when earned. The unaudited revenues of Alliance for the year ended December 31, 1997, and the five months ended May 31, 1998, were approximately $850,000 and $427,000, respectively. Pro forma results of operations have not been presented because they are not material in relation to the consolidated operations of the Company.

     Geier Assessment and Performance Systems, Inc.:

     Effective August 1, 1998, the Company entered into an agreement with Geier & Associates, Inc., d/b/a Geier Learning Systems ("GLS") and John
     G. Geier, Ph. D. ("Geier") to form Geier Assessment and Performance Systems, Inc. ("GAPS"), a wholly owned subsidiary of the Company. The purpose of GAPS is primarily to develop certain software based upon written material initially developed by GLS and its agents and employees for use by the Company in testing and improving the work performance of its agents and employees or its clients' agents and employees. As part of the agreement, GLS contributed all rights to any software developed by the Company, GLS or GAPS, subject to the payment of a royalty to GLS, as well as a license to enhance and sell, subject to the payment of a royalty to GLS, the GLS written materials. For each year that GAPS is profitable, GLS will earn an option to purchase five percent, up to an aggregate of twenty five percent, of GAPS for $0.01 per share. Acquisition costs associated with this transaction through September 30, 1998 were $35,142.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Texcel, Inc. and Texcel Technical Services, Inc.:

     On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively
     "Texcel"). The purchase price consists of $1,800,000 in cash, 100,000 shares of the Company's Common Stock and three annual deferred payments of $880,000 beginning October 1, 1999. The deferred payments will be reduced up to $200,000 each if certain levels of profitability are not maintained. The Texcel companies are based in the Philadelphia area and are engaged in both permanent and temporary placements of technical and professional specialist primarily in Pennsylvania, Delaware and New Jersey. Texcel had revenues (unaudited) of approximately $8,000,000 for the twelve months ended June 30, 1998. In connection with services rendered to the Company with respect to negotiating and consummating the acquisition, the Company paid a fee of $89,000 ($54,000 subsequent to September 30, 1998) to Ms. Deborah Farrington, a non-employee Director of the Company, pursuant to her consulting agreement with the Company. Acquisition costs associated with this transaction through September 30, 1998 were $72,518.

8.   STOCKHOLDERS EQUITY

     On July 17, 1998, the Company's President, M. Ted Dillard (Dillard), exercised options to purchase 84,000 shares of the Company's Common Stock for an aggregate purchase price of $257,250. The purchase price was paid with 7,500 shares of Company Common Stock valued at $89,500 (based upon the closing price of Company Common Stock on July 16, 1998, on the American Stock Exchange) and the remainder was paid in cash obtained through a margin loan (the "Margin Loan") secured by shares of Company Common Stock held by Dillard. In connection with this transaction the Company loaned Dillard $148,600 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan was approved by the Compensation Committee of the Board of Directors and ratified by the Board of Directors. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of the Company's
     Common Stock and is due July 17, 2003. The Company will receive an income tax deduction related to this transaction. On October 1, 1998, the Company advanced Dillard $38,562 against his 1998 bonus to cover a margin call in connection with the Margin Loan. In addition, on October 12, 1998, the Board of Directors approved a loan to Dillard of $125,300 (the "Company Loan") to cover a second margin call in connection with the Margin Loan and to refinance the Margin Loan. The Company Loan bears interest at 8%, is payable quarterly, collateralized by 35,400 shares of the Company's Common Stock and is due October 12, 2001. The collateral securing the Company Loan will be increased if the market value of the Company's Common Stock declines to the point where the market value of all stock pledged is less than the stated amount of the Company Loan.

     On October 23, 1998, the Compensation Committee approved, and the Board of Directors ratified the repricing of options to purchase 298,167 shares of the Company's Common Stock, which are now held by employees of the Company. Such action reduces to $5 1/8 per share the exercise price on the options involved, representing the previous day's closing price of Company Common Stock. The options previously had exercise prices ranging from $8.00 per share to $12.75 per share. The Compensation Committee and the Board of Directors also has imposed a condition that no such options may be exercised prior to October 23, 1999.

     On September 1, 1998, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 100,000 shares of its Common Stock. On October 7, 1998, the Board of Directors authorized an additional 150,000 shares of its Common Stock.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     As of November 13, 1998, the Company has repurchased 220,700 of these shares at an average cost per share of $4.65.

9.   JOINT VENTURE OPERATIONS

     During January 1995, the Company entered into a joint venture agreement with CFS, Inc., for the purpose of primarily providing personnel services to certain businesses requiring minority suppliers. CFS, Inc. is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provides CFS, Inc. with substantially all of its personnel and contract labor on a subcontractor basis at cost. The Company has a 49% ownership interest in the joint venture and had been allocated 65% of the net income or loss resulting from the joint venture operations through June 30, 1998. In connection with an agreement to bring certain of the operations of the joint venture into the Company, the Company has effectively assumed the operations of the joint venture and effective July 1, 1998, the operations of the joint venture have been consolidated with those of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SERVICE REVENUES. Net service revenues increased approximately $1.6 million or 17.6% to $10.7 million in the third quarter of 1998, compared to $9.1 million for the comparable 1997 quarter. This slower than expected revenue growth is primarily the result of client imposed restrictions on the hiring of personnel resulting from economic conditions abroad where several of the Company's clients have extensive operations. It also reflects a general hiring slowdown in certain industries most affected by recent market conditions. Permanent placement revenues increased approximately $660,000 or 13.9% to $5.4 million for the quarter ended September 30, 1998, compared to $4.8 million for the comparable 1997 quarter. As part of its single-source provider strategy, the Company provides specialty services to its permanent placement clients. As a result of the demand for permanent placement personnel, specialty service revenues decreased approximately $526,000 or 26.9% to $1.4 million for the third quarter of 1998, compared to $2.0 million for the comparable 1997 quarter. Contract placement revenues increased approximately $1.2 million or 51.3% to $3.6 million in the third quarter of 1998, compared to $2.4 million for the comparable 1997 quarter. Training revenues were approximately $242,000 for the quarter ended September 30, 1998. The Company reported no training revenues in the comparable 1997 quarter. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines.

GROSS MARGIN. Gross margin increased approximately $400,000 or 14.2% to $3.2 million in the third quarter of 1998, compared to $2.8 million for the comparable 1997 quarter. Gross margin as a percentage of net service revenues decreased to approximately 30.0% in the third quarter of 1998 compared to approximately 30.9% in the comparable period in 1997. The decrease in gross margin as a percentage of net service revenues was the result of increased expenses associated with opening new offices in Denver and expanding training facilities in Dallas. During the third quarter of 1998 gross margin as a percentage of sales for the core staffing operations of the Company, without consideration of the new Denver office or the training operations, was 31.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $826,000 or 41.8% to $2.8 million in the third quarter of 1998, compared to $2.0 million for the comparable 1997 quarter. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 26.2% in the third quarter of 1998 from approximately 21.7% in the comparable 1997 quarter. The increase was primarily attributable to increased expenses associated with opening new offices, the further development of the Company's training operations and the expansion of the Company's back office to support the growth in sales. The new offices increased expenses by approximately $47,000 while the development of training operations increased expenses by approximately $276,000.

OTHER INCOME AND EXPENSES. Other income was approximately $90,000 in the third quarter of 1998 compared to expense of approximately $41,000 in the comparable 1997 quarter. This was primarily due to interest earnings during the third quarter of 1998 on the proceeds from the Company's 1997 public offering, as well as a decrease in interest expense resulting from the retirement of all short-term debt of the Company during the fourth quarter of 1997.

INCOME TAXES. Income tax expense decreased approximately $112,000 to $192,000 for the third quarter of 1998, compared to $304,000 for the comparable 1997 quarter.

NET INCOME. Net income decreased approximately $183,000 or 36.8% to approximately $314,000 in the third quarter of 1998 as compared to approximately $497,000 in the comparable 1997 quarter. The decrease was primarily attributable to losses in the Company's training operations (approximately $187,000) and start up of the new Denver operations (approximately $82,000).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SERVICE REVENUES. Net service revenues increased approximately $5.5 million or 22.1% to $30.2 million for the first nine months of 1998, compared to $24.8 million for the comparable period in 1997. This slower than expected revenue growth is primarily the result of client imposed restrictions on the hiring of personnel resulting from economic conditions abroad where several of the Company's clients have extensive operations. It also reflects a general hiring slowdown in certain industries most affected by recent market conditions. Permanent placement revenues increased approximately $3.2 million or 25.2% to $15.9 million for the first nine months of 1998 compared to $12.7 million for the comparable period in 1997. The demand for permanent placement personnel has resulted in a decrease in specialty service revenues of approximately $1.1 million or 19.0% to $4.7 million for the first nine months of 1998, compared to $5.8 million for the comparable period in 1997. Contract placement revenues increased approximately $2.9 million or 46.9% to $9.1 million for the first nine months of 1998, compared to $6.2 million for the comparable period in 1997. Training revenues were approximately $453,000 for the first nine months of 1998. The Company reported no training revenues in the comparable 1997 period. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines.

GROSS MARGIN. Gross margin increased approximately $1.6 million or 21.3% to $9.1 million in the first nine months of 1998, compared to $7.5 million for the comparable 1997 period. Gross margin as a percentage of net service revenues decreased slightly to approximately 30.1% in the first nine months of 1998 compared to approximately 30.3% for the comparable 1997 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.7 million or 30.3% to $7.4 million for the first nine months of 1998, compared to $5.7 million for the comparable 1997 period. The increase was primarily the result of increased expenses associated with opening new offices, the further development and expansion of the Company's training programs, the expansion of the Company's back office to support the growth in sales and increased professional fees associated with investor relations and public reporting. The new Denver offices increased expenses by approximately $62,000 while the expansion of the training operations increased expenses by approximately $546,000. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 24.5% in the first nine months of 1998 compared to approximately 23.0% for the comparable 1997 period.

OTHER INCOME AND EXPENSES. Other income was approximately $259,000 for the first nine months of 1998, compared to an expense of $81,000 for the comparable period in 1997. This was primarily due to interest earnings on the proceeds from the Company's 1997 public offering and a current year reduction of interest expense as a result of the retirement of all short-term debt during the fourth quarter of 1997.

INCOME TAXES. Income tax expense increased approximately $301,000 to $698,000 for the first nine months of 1998, compared to $397,000 for the comparable period in 1997. The Company's effective tax rate increased to 36% in the first nine months of 1998 compared to 23% in the comparable 1997 period. The increase was primarily due to the utilization of net operating losses in the 1997 period to offset taxable income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NET INCOME. Net income decreased approximately $132,000 or 9.6% to $1.2 million for the first nine months of 1998, compared to $1.4 million for the comparable period in 1997. Because of the increase in the effective tax rate described above, a more meaningful comparison is income before income tax and extraordinary item which increased approximately $212,000 or 12.3% to approximately $1.9 million in the first nine months of 1998 compared to approximately $1.7 in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased slightly to $9.6 million at September 30, 1998, compared to working capital of approximately $9.5 million at December 31, 1997. The increase was primarily the result of the profitable operations of the Company.

     Cash flow provided by operating activities of approximately $313,000 resulted primarily from the profitable operations of the Company during the first nine months of 1998. The Company made capital expenditures of approximately $1.5 million during the first nine months of 1998 associated with opening new offices, developing its training programs and enhancing its back office to support its growth.

     The Company continues to evaluate various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that funds from the fourth quarter 1997 public offering and cash flow from operations will provide adequate liquidity to fund its internal growth plans and operations for the next twelve months. The Company's 1998 internal growth plans include the enhancement and expansion of its training facilities, the development and expansion of its applicant database and back office, the opening of new profit centers in existing locations and the opening of offices in new geographic locations. In addition, the Company continues to explore avenues for growth, including but not limited to, possible strategic acquisitions. The Company will be required to obtain additional financing through either debt or equity, in order to consummate additional significant acquisitions.

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

     The Company has made a preliminary assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company has purchased new accounting and back office software, which is Year 2000 compliant. The cost of the software was approximately $150,000. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. The Company will also initiate communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

ACTUAL RESULTS MAY  DIFFER FROM FORWARD-LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of developmental expenses; the level of litigation expenses; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

                         PART II OTHER INFORMATION
          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

In connection with the acquisition of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"), the Company issued 100,000 shares of its Common Stock to the shareholders of Texcel.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

REPRICING OF OPTIONS

On October 23, 1998, the Board of Directors approved the repricing of options to purchase 298,167 shares of the Company's Common Stock which are now held by employees of the Company. Such action reduces to $5 1/8 per share the exercise price on the options involved, representing the previous day's closing price. The options previously had exercise prices ranging from $8.00 per share to $12.75 per share. The Board of Directors also has imposed a condition that no such options may be exercised prior to October 23, 1999. This action does not affect any of the options to purchase shares of the Company's Common Stock which are held by three members of the Board of Directors who are not employees of the Company, or options on 100,000 shares of Common Stock which were granted in April 1998 to J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company.

BUSINESS ACQUISITION

On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The Company paid a purchase price consisting of $1,800,000 in cash, 100,000 shares of the Company's Common Stock and three annual deferred payments of $880,000 beginning October 1, 1999. The deferred payments will be reduced up to $200,000 each if certain levels of profitability are not maintained. The Texcel companies are based in the Philadelphia area and are engaged in both permanent and temporary placements of technical and professional specialist primarily in Pennsylvania, Delaware and New Jersey. Texcel had revenues (unaudited) of approximately $8,000,000 for the twelve months ended June 30, 1998. In connection with services rendered to the Company with respect to negotiating and consummating the acquisition, the Company paid a fee of $89,000 to Ms. Deborah Farrington, a non-employee Director of the Company, pursuant to her consulting agreement with the Company.

ANNUAL MEETING

Pursuant to various rules promulgated by the Securities and Exchange Commission ("SEC"), a shareholder that seeks to include a proposal in the Company's proxy statement and form of proxy card for the Annual Meeting of the Shareholders of the Company to be held in 1999 must timely submit such proposal in accordance with SEC Rule 14a-8 to the Company, addressed to M. Ted Dillard, Secretary, 12801 North Central Expressway, Suite 350, Dallas, Texas 75243 no later than

                         PART II OTHER INFORMATION
    DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED

January 10, 1999. Further, a shareholder may not present a proposal for inclusion in the Company's proxy statement and form of proxy card related to the 1999 Annual Meeting and may not submit a matter for consideration at the 1999 Annual Meeting, regardless of whether presented for inclusion in the Company's proxy statement and form of proxy card, unless the shareholder shall have timely complied with Company's bylaw requirements which set a notice deadline after which a shareholder will not be permitted to present a proposal at the Company's shareholder meetings. The bylaws state that in order for business to be properly brought before an Annual Meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the preceding year's Annual Meeting. A shareholder's notice to the Secretary must set forth as to each matter the shareholder proposes to bring before the meeting a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, the name and address, as they appear on the Company's books, of the shareholder proposing such business and the name and address of the beneficial owner, if any, on whose behalf the proposal is made; the class and number of shares of the Company which are owned beneficially and of record by such shareholder of record and by the beneficial owner, if any on whose behalf the proposal is being made; and, any material interest of such shareholder of record and beneficial owner, if any, on whose behalf the proposal is made in such business. A notice given pursuant to this advance notice bylaw will not be timely with respect to the Company's 1999 Annual Meeting unless duly given by no earlier than March 12, 1999 and no later than April 11, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS

2.1 Asset Purchase Agreement, dated as of October 7, 1998, by and among Diversified Corporate Resources, Inc., DCRI Acquisition Corporation, Texcel, Inc., Texcel Technical Services, Inc., Thomas W. Rinaldi, Gary E. Kane, Paul J. Cornely and Deborah A. Janfrancisco. (The Schedules have been omitted pursuant to Regulation S-K 601(b)(2)). (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on October 21, 1998.)

3.1      Amendment to Bylaws of Diversified Corporate Resources, Inc.*

10.1 Employment Agreement effective as of October 1, 1998, by and between DCRI Acquisition Corporation, Thomas W. Rinaldi and Diversified Corporate Resources, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 21, 1998.)

10.2 Form of Stock Agreements, dated as of October 8, 1998, by and between Diversified Corporate Resources, Inc. and certain non-shareholder employees of DCRI Acquisition Corporation. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 21, 1998.)

10.3 Promissory Note, effective July 17, 1998, by and between Diversified Corporate Resources, Inc., and M. Ted Dillard.*

10.4 Promissory Note, effective October 12, 1998, by and between Diversified Corporate Resources, Inc., and M. Ted Dillard.*

10.5 Security Agreement, effective July 17, 1998, by and between Diversified Corporate Resources, Inc., and M. Ted Dillard.*

                          PART II OTHER INFORMATION
     DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES - CONTINUED

10.6 Security Agreement, effective October 12, 1998, by and between Diversified Corporate Resources, Inc., and M. Ted Dillard.*

10.7 Consulting Agreement, effective May 12, 1998, by and between Diversified Corporate Resources, Inc., and Deborah A. Farrington.*

27       Financial Data Schedule*

         (*Filed herewith)

b.   REPORTS ON FORM 8-K

On October 21, 1998, the Company filed with the Securities and Exchange Commission a report on Form 8-K with respect to the Texcel acquisition, dated October 7, 1998. "See Item 5. Other Information" herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant



DATE: November 16, 1998            By:      /s/ J. Michael Moore
                                      -----------------------------------
                                            J. Michael Moore
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)




DATE: November 16, 1998            By:      /s/ M. Ted Dillard
                                      ---------------------------------
                                            M. Ted Dillard
                                            PRESIDENT AND SECRETARY





DATE: November 16, 1998            By:      /s/ Douglas G. Furra
                                      -----------------------------------
                                            Douglas G. Furra
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)