Form 10-K
period 1998-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1999-03-30
CIK 779226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
         .

                         COMMISSION FILE NUMBER 0-13984
                            ------------------------

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

                    NONE
              (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  /X/

    The aggregate market value of 1,900,937 shares of the registrant's common stock held by nonaffiliates, based upon the closing price of the registrant's common stock as reported by the American Stock Exchange on March 26, 1999, was approximately $10.7 million. For purpose of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 18, 1999, 2,761,397 shares of the registrant's common stock, $.10 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrants' definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Diversified Corporate Resources, Inc. (such entity and its subsidiaries are collectively referred to herein as the "Company") is an employment services firm that provides professional and technical personnel on a permanent, temporary and contract placement basis to high-end niche employment markets with a primary emphasis on the information technology ("IT") market. While the majority of the Company's revenues are derived from providing IT staffing solutions, the Company also fills other high value-added employment positions in the engineering/technical, accounting/finance and professional/technical sales disciplines. The Company offers permanent placement, temporary and contract staffing services in this broad variety of disciplines in order to position itself as a single source provider of solutions that meets all the high-end staffing needs of its clients. In addition to maintaining this competitively balanced business model, the Company focuses on recruiting qualified applicants for placement and enhancing its training capabilities. The Company manages its operations as a group of profit centers, each of which is incentivized to share leads and draw from each other's information resources, as well as to achieve strong independent performance. The Company serves its clients, including several Fortune 500 companies, through its network of offices located in Dallas, Houston and Austin, Texas, Atlanta, Georgia, Chicago, Illinois, Philadelphia, Pennsylvania, Denver, Colorado, Reston, Virginia, Kansas City, Missouri and Raleigh, North Carolina.

INDUSTRY OVERVIEW

    The employment services industry has experienced significant growth. According to a May 12, 1998 Staffing Industry Report, 1996 and 1997 revenues for the U.S. staffing industry and its segments were estimated at $74.4 billion and $87.9 billion, respectively, an 18% increase, and 1998 revenues were estimated to be $103.8 billion, an 18% increase. Such growth reflects fundamental changes in the employer-employee relationship, which have caused employers to impose heightened hiring criteria for permanent employees and have increased the demand for project-oriented contract hiring. These employers require the ability to outsource their staffing needs and the use of permanent, temporary or contract personnel to help them keep personnel costs variable, achieve maximum flexibility and avoid the negative effects of layoffs. These trends have been compounded by the ever increasing rate at which companies must respond to, and take advantage of, advances in IT, particularly because these advances create a significant corresponding need for access to professionals with up-to-date IT skills.

    The IT services industry has undergone and continues to undergo rapid evolution and growth. "IT" is a term that now encompasses not only computer and communications systems hardware, but also the personnel who design, manage and maintain those systems. According to a May 12, 1998 Staffing Industry Report, 1996 and 1997 revenues for the IT services sector were estimated at $11.7 billion and $14.8 billion, respectively, a 26% increase, and 1998 revenues were projected to be $18.5 billion, a 25% increase.

    The growth of the IT services industry has been driven by: (i) businesses' increasing reliance on IT as a strategic tool; (ii) the shift to distributed computing with the movement from mainframe to client/server environments; (iii) the fact that these computer networks are comprised of interdependent hardware and software products produced by a wide variety of independent vendors; and
(iv) the integration of telecommunications and computers. As businesses struggle to integrate multiple processing platforms and software applications, which serve an increasing number of end-users, systems and applications development has become increasingly challenging. Furthermore, as businesses continue to focus on their core competencies, but at the same time strive to operate more efficiently with fewer people, managing and planning staffing requirements to meet IT needs becomes more difficult. To keep up with these changes, companies are increasingly seeking employment services firms like the Company to provide IT professionals who can manage the integration of computers, operating systems, networks and voice and data systems, as well as programming, hardware and software system design and development, LAN management, Internet Web site development and management or project staffing.

    IT and engineering/technical projects tend to be significantly longer and more rigorously defined and require longer-term, more highly-skilled personnel services than more traditional, temporary staffing placements. At the same time, these IT and engineering/technical services offer the opportunity for higher profitability than clerical and light industrial staffing because of the high value-added nature of IT and engineering/technical personnel, the expanding demand for such qualified personnel and the limited number of sufficiently skilled personnel to fill these positions. The recruiting and retention of qualified IT and engineering/technical professionals is, therefore, a challenge common to all companies in the IT and engineering/technical employment services industries. Competitive companies have increased advertising and recruiting efforts and are implementing strategies that utilize recruiting teams, the Internet, full employment benefits, referral bonuses and specialized training programs.

    As a result of the continued growth and acceptance of using contract personnel, including IT and engineering/ technical personnel, management believes that clients will demand expanded services from their staffing providers. Management believes that a key characteristic of outsourcing is providing convenience, flexibility and efficiency to clients and, in that regard, clients will increasingly prefer to have their permanent, temporary and contract staffing needs all satisfied by the same provider.

BUSINESS STRATEGY

    The Company's objective is to become a nationally recognized leader in permanent and contract specific personnel solutions for high margin, high-end niche employment markets. The key elements of the Company's business strategy are:

    MAINTAIN HIGH MARGIN NICHE FOCUS. The Company serves its clients by delivering services across disciplines which generally provide higher margins such as IT, engineering/technical, financial/accounting and professional/technical sales. The Company plans to continue to build on its existing strengths by focusing management time and resources on higher margin services in markets where the demand for the Company's services is strong. For example, the Company has implemented its Train International program, which provides training to its applicants to provide its clients with personnel with the most up-to-date technical skills possible.

    SINGLE SOURCE PROVIDER STRATEGY. The Company has endeavored to offer services in many of the employment disciplines required by its clients. By responding to its clients' needs, the Company maintains strong client relationships and leverages its existing operating overhead to expand its service offerings to existing clients. The Company plans to continue to build and expand on its core disciplines of IT, engineering/technical, financial/accounting and professional/technical sales services by providing trained professionals in evolving areas within these disciplines. At the same time, the Company believes that offering the full range of contract, permanent and temporary professional personnel across all of its disciplines is as important as offering a variety of disciplines. The Company believes that this approach will position it as a single source provider of staffing services and will give the Company the ability to respond to changes in its markets and, to a limited extent, fluctuations in the demand for staffing services.

    FOCUS ON RECRUITING, MANAGEMENT AND RETENTION OF APPLICANTS. The recruiting, management and retention of skilled professionals in the IT, engineering/technical, financial/accounting and professional/technical sales disciplines are one of the main challenges for all companies in the employment service industry. The Company plans on meeting this challenge with an approach which includes: (i) aggressive direct marketing to targeted groups, such as professional associations and industry trade groups; (ii) building its SearchNet database system to enhance the Company's ability to track applicants and to internally share applicant information across the Company's profit centers;
(iii) the use of the Internet to attract applicants; (iv) offering competitive wage and benefit packages; (v) use of a proprietary aptitude testing software program to better match applicants with job assignments; and (vi) improving and expanding its training programs.

    ENHANCEMENT OF TRAINING PROGRAMS. Clients are demanding better trained applicants to fill their staffing needs as well as continued training for their own employees in order to keep pace with technological change. The Company currently offers training programs and certification courses from twelve classrooms at its three Dallas area locations. Management believes that through the Company's Train International programs the Company can: (i) increase its ability to provide more qualified high margin applicants to meet its clients' needs; (ii) offer training to its clients' existing employees on developments in their respective fields of interest; and (iii) further enhance its recruiting and retention of professionals by offering programs that allow them to update their marketable skills. Training is anticipated to encompass a full range of skill enhancements from basic orientations through formal certification processes.

    BROADEN GEOGRAPHIC COVERAGE. Currently the Company serves its clients in selected markets. While the Company continues to expand its service offerings in these markets, management believes that further growth can be achieved through expansion into certain additional markets. The Company opened offices in Reston, Virginia in the first quarter of 1998, Denver, Colorado in the third quarter of 1998 and expanded into Philadelphia, Pennsylvania with the acquisition of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel") in the fourth quarter of 1998. The Texcel companies are engaged in both permanent and temporary placements of technical and professional specialist with a focus on IT and engineering. This expansion complements the Company's 1996 opening of new offices in Austin, Texas and Raleigh, North Carolina and allows better servicing of those clients with geographically dispersed operations but which desire single source consistency in fulfilling their staffing requirements. As another part of this strategy, the Company is actively pursuing opportunities to acquire complementary employment services businesses through a disciplined acquisition strategy in certain other geographic markets.

CURRENT BUSINESS ACTIVITIES

    The Company operates along functional lines of permanent and contract placement of professional personnel. Specialty services, consisting of temporary placements, are offered to the Company's permanent placement clients as part of the Company's single source provider strategy. Specified search parameters and goals generally characterize the permanent placement of professional personnel. The contract placement of IT and engineering/technical personnel is generally a more project specific business, with IT and engineering/technical personnel of the Company undertaking well defined projects for time periods generally ranging from four weeks to a year or more. The Company believes that its focus on high margin, high-end niche employment markets, its single source provider strategy, its emphasis on recruiting and retention of qualified applicants, and its plan to pursue improved and expanded training programs will provide competitive advantages to the Company.

    PERMANENT PLACEMENT SERVICES

    The Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; and Raleigh, North Carolina. The Company offers these services in the following selected core disciplines:

    - Information Technologies Services include systems design, programming and network analysis, as well as consulting, systems conversions, software development and information systems disaster control.

    - Engineering/Technical Services include process engineering, industrial engineering and manufacturing services, as well as software design and maintenance and related information technology services. Technical areas serviced include environmental, construction, plastics, chemical, telecommunications, computer hardware, food and metals.

    - Financial/Accounting Services include recruitment and placement of financial managers.

    - Professional/Technical Sales Services range from placement of technical sales/marketing personnel to recruitment and placement of management personnel.

    As part of the Company's strategy to be a single source provider of employment services to its clients, the Company provides permanent clerical and administrative personnel to its existing clients, primarily to support professional staff and executive management of those clients.

    The Company usually enters into written contracts with clients specifying its fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees range from 15% to 35% of the newly placed employee's first year's annual salary. Although the client usually pays these fees, in certain instances the newly placed employee pays such fees. The Company often offers its clients a 30-day guarantee of permanent professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If the Company is unable to replace the employee, it will generally refund the client's fee or a prorated portion thereof depending upon the circumstances.

    SPECIALTY SERVICES

    As part of its single source provider strategy, the Company also provides specialty services to its clients consisting of the placement of specialty contract and temporary personnel in all of the Company's disciplines. These services have grown out of demand from the Company's permanent placement clients to fill temporary employment needs without incurring the associated costs of hiring, training or providing employee benefits or to fill specialty contract and permanent employment needs with applicants only after having had that applicant work for the client prior to committing to a permanent hire. Personnel needs that can be filled by specialty contract and temporary or temporary-to-permanent employees are primarily caused by vacation, illness, resignation, increases in work volume, the need to staff special projects and desire for pre-screening of permanent hires.

    An order for the Company's specialty services is typically generated as a result of a referral from the Company's existing permanent placement clients or as a result of the Company's marketing efforts. The Company obtains from the client a description of the order and uses this information to select an appropriate individual from the Company's database of available temporary personnel. Clients request specialty contract and temporary personnel for periods generally ranging from one day to several weeks. The Company generally receives notice of the assignments ranging from minutes to three days in advance. The Company charges clients an hourly rate for temporary personnel. Substantially all temporary personnel assigned by the Company are Company employees and the Company pays all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. The Company generally offers clients a guaranteed period during which the Company will refund the client's fee if the client notifies the Company that it was dissatisfied with the employee's performance, and the Company is unable to replace the employee.

    CONTRACT PLACEMENT SERVICES

    Substantially all of the Company's contract placement services relate to IT. The Company provides these services primarily in the Dallas, Texas, Kansas City and St. Louis, Missouri, Reston, Virginia and Denver, Colorado markets. The Company's IT personnel provide services in the following areas:

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

    CUSTOMERS

    The Company has provided personnel and human resource solutions to several Fortune 500 companies and several of the nation's largest companies, including:
Alcatel, Hitachi America, American Airlines, Compaq Computer Corp., Mobil Oil, Dr. Pepper/7-Up, Texas Instruments, MCI Worldcom, Fidelity Investments, Blockbuster, DST Systems, MBNA, Informix, and TU Electric.

    RECRUITING

    The Company recruits qualified applicants primarily through referrals from other applicants, through newspaper advertising, its applicant database, the Internet, job fairs and various other media advertisements. The Company maintains extensive records on qualified applicants. In order to attract permanent, temporary and contract assignment candidates, the Company places emphasis upon its ability to provide attractive placement opportunities, competitive compensations, quality and varied assignments and scheduling flexibility. The recruiting of skilled IT, engineering/ technical, financial/accounting and professional/technical sales professionals is a central challenge for participants in the industry and management believes that it has positioned the Company to address this challenge in the future with an approach which includes: (i) aggressive direct marketing to targeted groups, such as professional associations and industry trade groups; (ii) building its SearchNet database system to enhance the Company's ability to track applicants and to internally share applicant information across the Company's profit centers;
(iii) the use of the Internet to attract applicants; (iv) offering competitive wage and benefit packages; and (v) improving and expanding its training programs.

    The Company's professional personnel qualifying procedures include interviewing, testing and reference checking. These procedures also enable the Company to categorize its professional personnel by preference for job location, hours and work environment. In order to attract high quality professional employees, the Company provides paid vacations, holidays and other benefits for temporary professional employees who work a specified minimum number of hours for the Company.

    SOFTWARE DEVELOPMENT

    In August 1998, the Company entered into an agreement with Geier & Associates, Inc., d/b/a/ Geier Learning Systems ("GLS") and John G. Geier, Ph.D. to form Geier Assessment and Performance Systems, Inc. ("GAPS"), a wholly owned subsidiary of the Company. GAPS is engaged in developing software based upon written material initially developed by GLS and its agents and employees for use by the Company in testing and improving the work performance of its agents and employees or its clients' agents and employees. The Company began using the software in the fourth quarter of 1998.

    TRAINING

    The Company has begun to expand and improve the training of its applicant pool. Train International programs currently offered or contemplated to be offered in the near future include but are not limited to:

    - Training in Various Software Applications

    - Self-Paced Training for Support Personnel

    - Internet/Intranet Network Training
        Programs

    - Manufacturing Processes and Systems Cer-tification and Training

    - E-mail and GroupWare

    - Database/Spreadsheet

    - Graphics and Desk Top Publishing

    - Lotus Notes

    - C++

    - Visual Basic

    - Word Processing

    - Certified Network Engineering

    - Certified Network Administrator

    - Power Point Application

    - Microsoft Programs

    - Windows 95/98

    - Cobol (Year 2000 Solutions)

    The Company offers these services to its clients' employees and the Company's applicant pool on a fee basis. Train International's first classroom facility was completed during the second quarter of 1997. Three additional classrooms were completed in the second quarter of 1998 and the Company tripled its training capacity by adding eight classrooms through the Alliance Training Center acquisition in the second quarter of 1998. Its classroom facilities feature state-of-the-art computer equipment.

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

    The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, system integrations, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, ranging from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include Robert Half International, Computer Horizons, Inc. and Alternative Resources Corporation. Other firms that the Company competes with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staff, PLC, Lamalie Associate, Inc., Comforce Corp., National Technical Systems, Inc., and National TechTeam, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitors. In addition, the Company competes with national clerical and light industrial staffing firms that also offer temporary staffing services. These companies include Interim Services, Inc., Norrell Corporation and Olsten Corp. In addition, national and regional accounting firms also offer certain employment staffing services. Finally, the Company also faces the risk that certain of its current and prospective clients will decide to provide similar services internally. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

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

EMPLOYEES

    In addition to the non-permanent and contract personnel from time to time employed by the Company for placement with clients, the Company had approximately 417 full-time employees as of December 31, 1998. Of these employees, approximately 341 were recruiters, personnel consultants and office managers paid on a commission basis and approximately 76 were administrative and executive salaried employees. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company currently leases approximately 73,000 square feet in Dallas, Texas, 21,000 square feet in Houston, Texas, 5,200 square feet in Austin, Texas, 3,600 square feet in Kansas City, Missouri, 9,200 square feet in Atlanta, Georgia, 5,200 square feet in Chicago, Illinois, 9,700 square feet in Philadelphia, Pennsylvania, 6,500 square feet in Denver Colorado and 4,200 square feet in Raleigh, North Carolina. Such leases generally range from three to seven years.

    The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is the plaintiff in a pending lawsuit in the District Court in Dallas County, Texas, against Ditto Properties Company ("Ditto Properties"). Such lawsuit involves claims that the Company was damaged by Ditto Properties in connection with its actions and relates to a lawsuit (the "Suit") filed in September 1996 by Ditto Properties against DCRI L.P. No. 2, Inc., a significant shareholder of the Company ("No. 2"), J. Michael Moore, Chairman and Chief Executive Officer of the Company and controlling shareholder of No. 2 ("Mr. Moore") individually and USFG/DHRG L.P. No. 1 (collectively, the "Defendants").

    The Suit alleges, among other things, that the Defendants fraudulently induced Ditto Properties to sell 899,200 shares (the "Shares") of common stock of the Company to No. 2 and failed to perform under the related Stock Purchase Agreement dated March 26, 1993 (the "Stock Purchase Agreement"). The Suit asks for injunctive relief and damages but also had sought to rescind the Stock Purchase Agreement. Pursuant to the terms of an agreed order entered by the court in the Suit, No. 2 has deposited $1.5 million with the special master appointed by the court; such payment allows No. 2 unrestricted rights with respect to the Shares. Summary judgment on the issue of rescission was granted in favor of No. 2 and Ditto Properties' rescission claim was therefore dismissed on June 2, 1997.

    Until February, 1999, the Company, two of its subsidiaries, Mr. Moore, and
M. Ted Dillard, President of the Company, (the "Company Defendants"), were defendants in a lawsuit in a District Court for Dallas County, Texas, initiated by Billie Jean Tapp ("Ms. Tapp"), and by Gary K. Steeds ("Mr. Steeds"). In February 1999, Ms. Tapp and Mr. Steeds (both of whom are former employees of the Company) dismissed, without prejudice, all claims made against the Company Defendants. Ms. Tapp and Mr. Steeds had alleged that, among other things, the Company breached an agreement involving the right of both individuals to earn up to 20% of the stock of two subsidiaries of the Company (Management Alliance Corporation and Information Systems Consulting Corporation), subject to a vesting schedule and the payment of certain obligations payable from such subsidiaries to the Company. The Company contends that the claims of Ms. Tapp and Mr. Steeds are without merit.

    Prior to Ms. Tapp and Mr. Steeds dismissing their claims in this case, the court involved had already dismissed several claims against the Company Defendants and all of the claims against Donald A. Bailey, a former director of the Company. Still pending in this lawsuit are the Company's claims for damages against Ms. Tapp and Mr. Steeds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock has been traded on the American Stock Exchange under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in pink sheets under the symbol "HIRE." The following table sets forth, for the periods indicated after September 29, 1997, the range of high and low sales prices for the common stock as reported on the American Stock Exchange. For the periods set forth below before September 30, 1997, the tables reflect the quarterly high/low bid price for the common stock. Such inter-dealer quotations do not necessarily represent actual transactions and do not include retail mark-ups, markdowns or commissions. Such prices are as follows:

PERIOD                                                                         HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
1997
1st Quarter................................................................  $    8.00  $    2.50
2nd Quarter................................................................       6.00       3.50
3rd Quarter................................................................      11.50       4.50
4th Quarter................................................................      10.50       7.38

1998
1st Quarter................................................................  $   14.69  $    7.50
2nd Quarter................................................................      14.75      11.25
3rd Quarter................................................................      12.31       6.81
4th Quarter................................................................       7.63       3.56

    The Company had approximately 194 holders of record of common stock as of December 31, 1998. While the Company knows that a number of beneficial owners of its common stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

    On October 8, 1998, the Company issued 100,000 shares of its common stock to the four shareholders of the Texcel entities in connection with the Company's acquisition of the assets of such entities; such shares were valued by the Company at $4.8125 per share under the terms of the purchase agreement involved. None of these shares were registered under the Securities Act of 1933, as amended (the "Act"). The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and Item 7--"Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
STATEMENT OF OPERATIONS DATA                                   1998       1997       1996       1995       1994
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net service revenues.......................................  $  42,233  $  33,812  $  27,430  $  19,358  $  15,233
Gross margin...............................................     12,726     10,133      7,755      5,026      4,101
Income before income taxes and extraordinary item..........      2,476      2,480      1,764        346         16
Income before extraordinary item...........................      1,578      2,603      1,539        286         16
Net income.................................................      1,578      2,660      1,785        461        224
Basic earnings per share:
  Before extraordinary item................................       0.57       1.33        .90        .16        .01
  Net income...............................................       0.57       1.36       1.05        .26        .13
Diluted earnings per share:
  Before extraordinary item................................       0.55       1.25        .87        .16        .01
  Net income...............................................       0.55       1.28       1.01        .26        .13


                                                                              AS OF DECEMBER 31,
                                                             -----------------------------------------------------
BALANCE SHEET DATA                                             1998       1997       1996       1995       1994
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Working capital (deficit)..................................  $   6,468  $   9,455  $      95  $  (1,060) $  (1,142)
Total assets...............................................     18,442     15,162      5,204      3,007      2,563
Short-term debt and current maturities.....................        709          2        520        669        102
Long-term debt.............................................      1,203         66         68         90        113
Stockholders' equity (capital deficiency)..................     12,617     11,553      1,188       (452)      (913)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

    Net service revenues increased approximately $8.4 million or 24.9% to $42.2 million in 1998, compared to $33.8 million in 1997. The increase in net service revenues was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines. Net service revenues for the staffing services segment of the business increased approximately $7.8 million or 22.9% to $41.6 million in 1998, compared to $33.8 million in 1997. Approximately $1.8 million or 5.2% of this increase was the result of the Company's October 1998 acquisition of the Texcel companies. This slower than expected revenue growth is primarily the result of client imposed restrictions on the hiring of personnel resulting in part from economic conditions abroad where several of the Company's clients have extensive operations. It also reflects a general hiring slowdown in certain industries most affected by recent market conditions. Permanent placement revenues increased approximately $4.9 million or 27.7% to $22.5 million in 1998 compared to $17.6 million in 1997. The demand for permanent placement personnel has resulted in a decrease in specialty service revenues of approximately $1.1 million or 14.9% to $6.5 million in 1998, compared to $7.6 million in 1997. Contract placement revenues increased approximately $4.0 million or 46.7% to $12.6 million in 1998, compared to $8.6 million in 1997. Training segment revenues were approximately $674,000 in 1998. The Company reported no training revenues in 1997. There were intersegment revenues (training to staffing services) of approximately $7,000 in 1998.

    Gross margin increased approximately $2.6 million or 25.6% to $12.7 million in 1998, compared to $10.1 million in 1997. Gross margin as a percentage of net service revenues increased slightly to approximately 30.1% in 1998 compared to approximately 30.0% in 1997. Gross margin for the staffing services segment of the business increased approximately $2.4 million or 23.8% to $12.5 million in 1998, compared to $10.1 million in 1997. Gross margin as a percentage of net service revenues for the staffing services segment increased slightly to approximately 30.2% in 1998 compared to approximately 30.0% in 1997. Gross margin for the training segment of the business was approximately $182,000 or approximately 27.1% of net service revenues for the training segment. The Company reported no training revenues in 1997.

    Selling, general and administrative expenses increased approximately $2.7 million or 35.3% to $10.3 million in 1998, compared to $7.6 million in 1997. The increase was primarily the result of increased expenses associated with opening new offices, the further development and expansion of the Company's training operations, the expansion of the Company's back office to support the growth in sales and increased professional fees associated with investor relations and public reporting. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 24.4% in 1998 compared to approximately 22.6% in 1997. Selling general and administrative expenses for the Staffing Services segment of the business increased approximately $1.8 million or 23.1% to $9.4 million in 1998, compared to $7.6 million in 1997. Selling, general and administrative expenses as a percentage of net service revenues for the staffing services segment was approximately 22.6% in 1998 and 1997. Selling, general and administrative expenses for the training segment of the business were approximately $938,000 or 139% of net service revenues for the training segment in 1998. The Company reported no training revenues in 1997.

    Other income was approximately $69,000 in 1998, compared to an expense of $25,000 in 1997. This was primarily due to interest earnings on the proceeds from the Company's 1997 public offering and a current year reduction of interest expense as a result of the retirement of all short-term debt during the fourth quarter of 1997 offset by increased losses from joint venture operation and interest expense on deferred payment obligations. The loss from joint venture operation increased approximately $202,000 to $223,000 in 1998 compared to $21,000 in 1997. The joint venture's initial concept of developing minority placement opportunities has diminished in importance with the industry focus now on the need for qualified applicants. As a result of the foregoing, the Company terminated the joint venture in January, 1999.

    Income before income tax and extraordinary item was approximately $2.5 million in 1998 and 1997. Income before income tax and extraordinary item for the staffing services segment of the business increased approximately $744,000 or 30.0% to $3.2 million in 1998 compared to $2.5 million in 1997. Income before income tax and extraordinary item for the training segment of the business resulted in a loss of approximately $748,000 in 1998. This loss was primarily the result of startup costs associated with the expansion of the Company's training operation, the integration of the Alliance Training Center acquisition and completion of the requisite certifications of the Company's training schools. The Company reported no training revenues in 1997.

    Income tax expense was approximately $898,000 in 1998, compared to benefit of approximately $123,000 in 1997. The benefit in 1997 resulted from a reduction in the valuation allowance on deferred tax assets in the fourth quarter of 1997, primarily related to net operating loss carryforwards. The Company's effective tax rate for 1998 was approximately 36%.

    Net income decreased approximately $1.1 million or 40.7% to $1.6 million in 1998, compared to $2.7 million in 1997 as a result of the increase in the effective tax rate described above.

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

    Gross margin increased approximately 30.7% to $10.1 million in 1997, compared to $7.8 million in 1996. Gross margin as a percentage of net service revenues increased to 30.0% in 1997 from 28.3% in 1996. The increase in gross margin was primarily due to an increase in permanent placement revenues.

    Selling, general and administrative expenses increased approximately 33.8% to $7.6 million in 1997 compared to $5.7 million in 1996; representing 22.6% of 1997 revenues. The increase in selling, general and administrative expenses were primarily the result of increased expenses on the Company's back office to support the growth in sales. Included in this increase were increases in provisions for uncollectible accounts of approximately $226,000, legal expenses of approximately $168,000, and approximately $218,000 for the establishment and development of the Company's training facilities.

    Other expenses decreased approximately $263,000 to $25,000 in 1997 compared to $288,000 in 1996. The reduction in other expenses was primarily the result of lower interest expense for the year, and interest income earned on the proceeds of the Company's public offering which was completed in the fourth quarter of 1997. Interest expense was lower due to paying off all short-term debt with proceeds from the Company's public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was approximately $6.5 million at December 31, 1998 compared to $9.5 million at December 31, 1997. The decrease in working capital of approximately $3.0 million was primarily attributable to the Texcel acquisition, the Company's capital expenditures, and the repurchase of 237,700 shares of its common stock.

    In October 1998, the Company completed an acquisition of the Texcel companies. The terms of the acquisition included the payment of $1.8 million at closing, the issuance of 100,000 shares of the Company's common stock, and maximum deferred payment obligations (subject to adjustment based upon the combined earnings of the Texcel companies) of $880,000 on October 1 of each of 1999, 2000 and 2001, the net present value of which is approximately $1.8 million.

    Cash flow provided by operating activities of approximately $1.6 million resulted primarily from the profitable operations of the Company. The Company made capital expenditures of approximately $1.8 million in 1998, primarily to continue to improve its computer systems, database and to support its back office operations. The Company repurchased 237,700 shares of its common stock for an aggregate purchase price of approximately $1.1 million in 1998.

    The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that funds from its 1997 public offering and cash flows from operations will provide adequate liquidity to fund its internal 1999 growth plans and operations for the foreseeable future. The Company's internal 1999 growth plans include the expansion and improvement of its applicant database and back office and the expansion and opening of new profit centers in existing cities. In addition, the Company continues to explore avenues for growth including but not limited to possible strategic acquisitions. The Company will be required to obtain additional financing through either debt or equity in order to consummate additional significant acquisitions.

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

    The Company has made an assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company has purchased new accounting and back office software, which is Year 2000 compliant. The cost of the software was approximately $150,000, and implementation costs are estimated to be an additional $60,000. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. The Company has also initiated communications with its significant suppliers, landlords and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. The standard will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

    Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of development expenses; the level of litigation expenses; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments. The cash equivalent short-term investments consist of government backed money market funds which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

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

                                                               THREE MONTHS ENDED (UNAUDITED)
                                  -----------------------------------------------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1997        1997       1997        1997       1998        1998       1998        1998
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net services revenues...........   $7,279      $8,374     $9,105      $9,053     $8,967     $ 10,544    $10,710    $ 12,012
Cost of services................    5,195       5,774      6,288       6,421      6,363        7,269      7,492       8,383
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
  Gross margin..................    2,084       2,600      2,817       2,632      2,604        3,275      3,218       3,629
Selling, general and
  administrative expenses.......    1,926       1,791      1,975       1,936      2,143        2,472      2,801       2,903
Other income (expenses).........      (10)        (30)       (41)         56         90           80         89        (190)
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income before income taxes and
  extraordinary item............      148         779        801         752        551          883        506         536
Income (taxes) benefit, net.....       43        (136)      (304)        520       (174)        (332)      (192)       (200)
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
Income before extraordinary
  item..........................      191         643        497       1,272        377          551        314         336
Extraordinary item..............       43          --         --          14         --           --         --          --
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
  Net Income....................   $  234      $  643     $  497      $1,286     $  377     $    551    $   314    $    336
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
Basic earnings per share:
  Before extraordinary item.....   $ 0.12      $ 0.37     $ 0.28      $ 0.47     $ 0.14     $   0.20    $  0.11    $   0.12
  Net income....................     0.14        0.37       0.28        0.48       0.14         0.20       0.11        0.12
Diluted earnings per share:
  Before extraordinary item.....   $ 0.11      $ 0.35     $ 0.26      $ 0.45     $ 0.13     $   0.19    $  0.11    $   0.12
  Net income....................     0.13        0.35       0.26        0.46       0.13         0.19       0.11        0.12
Weighted average shares
  outstanding:
  Basic.........................    1,635       1,748      1,789       2,678      2,740        2,748      2,809       2,712
  Diluted.......................    1,789       1,826      1,885       2,785      2,858        2,912      2,891       2,769

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (i) and (ii) Financial Statements and Financial Statement Schedule.

    Reference is made to the listing on page 16 of all financial statements and schedule filed as a part of this report.

    All other schedules are omitted as they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

       (iii) Exhibits

    Reference is made to the Index to Exhibits on pages 37 through 40 for a list of all exhibits filed as part of this report.

    (b) Reports on Form 8-K.

    On October 21, 1998, the Company filed with the Securities and Exchange Commission (the "SEC") a report on Form 8-K with respect to the Texcel acquisition, dated October 7, 1998. On December 22, 1998, the Company filed with the SEC an amendment to such Form 8-K to report certain historical and pro-forma financial information.

    On January 28, 1999, the Company filed with the SEC a report on Form 8-K with respect to a Note Purchase Agreement with Compass Bank and DCRI L.P. No. 2, Inc., which is principally owned by J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFIED CORPORATE RESOURCES, INC.

                                By:             /s/ J. MICHAEL MOORE
                                     -----------------------------------------
                                                  J. Michael Moore
Date: March 30, 1999                          CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/ J. MICHAEL MOORE       Chairman, Chief Executive
------------------------------    Officer and Principal
       J. Michael Moore           Executive Officer

      /s/ M. TED DILLARD
------------------------------  President, Secretary and
        M. Ted Dillard            Director

                                Chief Financial Officer,
     /s/ DOUGLAS G. FURRA         Principal Financial
------------------------------    Officer and Principal
       Douglas G. Furra           Accounting Officer

  /s/ DEBORAH A. FARRINGTON
------------------------------  Director
    Deborah A. Farrington

     /s/ SAMUEL E. HUNTER
------------------------------  Director
       Samuel E. Hunter

     /s/ A. CLINTON ALLEN
------------------------------  Director
       A. Clinton Allen

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                            PAGE NO.
                                                                                                          -------------

Report of Independent Accountants.......................................................................           17

Consolidated Balance Sheets--December 31, 1998, and 1997................................................           18

Consolidated Statements of Operations--Years Ended December 31, 1998, 1997, and 1996....................           19

Consolidated Statements of Stockholders' Equity (Capital Deficiency)--Years Ended December 31, 1998,
  1997, and 1996........................................................................................           20

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997, and 1996....................           21

Notes to Consolidated Financial Statements..............................................................           22

Report of Independent Accountants.......................................................................           39

Schedule II--Valuation and Qualifying Accounts--Years Ended December 31, 1998, 1997, and 1996...........           40

    All other schedules have been omitted because they are either not applicable or the information required by the schedule is included in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
March 18, 1999

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................................  $   3,472,990  $   7,500,188
  Trade accounts receivable, less allowances of approximately $734,000 and
    $536,000, respectively..........................................................      6,780,639      4,882,788
  Receivables from related parties..................................................         52,756         10,387
  Prepaid expenses and other current assets.........................................        302,004        106,468
  Federal income taxes receivable...................................................         48,094        201,436
  Deferred income taxes.............................................................        374,292        243,518
                                                                                      -------------  -------------
    TOTAL CURRENT ASSETS............................................................     11,030,775     12,944,785
PROPERTY AND EQUIPMENT, NET.........................................................      3,114,908      1,389,761
OTHER ASSETS:
  Intangibles, net..................................................................      3,646,925
  Investment in and advances to joint venture.......................................        377,127        226,638
  Notes receivable-related party....................................................                        11,385
  Deferred income taxes.............................................................        123,004        428,330
  Other.............................................................................        149,439        160,657
                                                                                      -------------  -------------
                                                                                      $  18,442,178  $  15,161,556
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses.......................................  $   3,853,681  $   3,487,470
  Current maturities of capital lease obligations...................................         43,824
  Current maturities of long-term debt..............................................        665,169          2,026
                                                                                      -------------  -------------
    TOTAL CURRENT LIABILITIES.......................................................      4,562,674      3,489,496
DEFERRED LEASE RENTS................................................................         59,522         53,131
LONG-TERM DEBT
  Capital lease obligations, net of current maturities..............................         23,766
  Long term debt, net of current maturities.........................................      1,178,924         66,134
                                                                                      -------------  -------------
    TOTAL LONG-TERM DEBT............................................................      1,202,690         66,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued........
  Common stock, $.10 par value; 10,000,000 shares authorized, 3,177,446 and
    2,985,946 shares issued, respectively...........................................        317,745        298,595
  Additional paid-in capital........................................................     11,927,899     11,080,504
  Retained earnings.................................................................      1,936,736        358,871
  Common stock held in treasury (483,549 and 245,849 shares, respectively), at
    cost............................................................................     (1,349,865)      (185,175)
  Receivables from related party....................................................       (215,223)            --
                                                                                      -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY......................................................     12,617,292     11,552,795
                                                                                      -------------  -------------
                                                                                      $  18,442,178  $  15,161,556
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
NET SERVICE REVENUES:
  Permanent placement...............................................  $  22,463,649  $  17,592,923  $  12,573,995
  Specialty services................................................      6,472,457      7,609,008      7,451,563
  Contract placement................................................     12,630,072      8,609,602      7,404,730
  Training..........................................................        666,556             --             --
                                                                      -------------  -------------  -------------
                                                                         42,232,734     33,811,533     27,430,288
COST OF SERVICES....................................................     29,506,534     23,678,331     19,675,352
                                                                      -------------  -------------  -------------
GROSS MARGIN........................................................     12,726,200     10,133,202      7,754,936
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................    (10,319,936)    (7,628,234)    (5,702,992)
OTHER INCOME (EXPENSE):
  Loss from joint venture operations................................       (223,362)       (21,072)       (90,313)
  Interest income (expense), net....................................        283,773        (35,468)      (235,327)
  Other, net........................................................          9,019         31,729         37,282
                                                                      -------------  -------------  -------------
                                                                             69,430        (24,811)      (288,358)
                                                                      -------------  -------------  -------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...................      2,475,694      2,480,157      1,763,586
INCOME TAX (EXPENSE) BENEFIT........................................       (897,829)       123,195       (224,774)
                                                                      -------------  -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM....................................      1,577,865      2,603,352      1,538,812
EXTRAORDINARY ITEM--gain on debt restructuring, net of income tax...             --         56,627        246,125
                                                                      -------------  -------------  -------------
NET INCOME..........................................................  $   1,577,865  $   2,659,979  $   1,784,937
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
BASIC EARNINGS PER SHARE:
  Income before extraordinary item..................................  $        0.57  $        1.33  $         .90
  Extraordinary item................................................             --            .03            .15
                                                                      -------------  -------------  -------------
  Total.............................................................  $        0.57  $        1.36  $        1.05
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average common shares outstanding..........................      2,752,154      1,951,117      1,701,823
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item..................................  $        0.55  $        1.25  $         .87
  Extraordinary item................................................             --            .03            .14
                                                                      -------------  -------------  -------------
  Total.............................................................  $        0.55  $        1.28  $        1.01
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average common and common equivalent shares outstanding....      2,857,577      2,071,223      1,763,069
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                                 RECEIVABLES
                                                       ADDITIONAL      RETAINED                     FROM
                                            COMMON       PAID-IN       EARNINGS      TREASURY     RELATED
                                            STOCK        CAPITAL      (DEFICIT)       STOCK        PARTY         TOTAL
                                          ----------  -------------  ------------  ------------  ----------  -------------

BALANCE, January 1, 1996................  $  188,116  $   3,615,151  $ (4,086,045) $   (169,425) $       --  $    (452,203)

Net income..............................          --             --     1,784,937            --          --      1,784,937

Treasury stock purchase.................          --             --            --       (15,750)         --        (15,750)

Advances to a related party.............          --             --            --            --    (129,193)      (129,193)
                                          ----------  -------------  ------------  ------------  ----------  -------------

BALANCE, December 31, 1996..............     188,116      3,615,151    (2,301,108)     (185,175)   (129,193)     1,187,791

Advances to related party...............          --             --            --            --    (170,807)      (170,807)

Repayments from related party...........          --             --            --            --     300,000        300,000

Tax effect of stock options exercised...          --         57,750            --            --          --         57,750

Issuance of common stock................     110,479      7,407,603            --            --          --      7,518,082

Net income..............................          --             --     2,659,979            --          --      2,659,979
                                          ----------  -------------  ------------  ------------  ----------  -------------

BALANCE, December 31, 1997..............     298,595     11,080,504       358,871      (185,175)         --     11,552,795

Advances to related party...............          --             --            --            --    (215,223)      (215,223)

Tax effect of stock options exercised...          --        105,545            --            --          --        105,545

Issuance of common stock................      19,150        741,850            --            --          --        761,000

Treasury stock purchase.................          --             --            --    (1,164,690)         --     (1,164,690)

Net income..............................          --             --     1,577,865            --          --      1,577,865
                                          ----------  -------------  ------------  ------------  ----------  -------------

BALANCE, December 31, 1998..............  $  317,745  $  11,927,899  $  1,936,736  $ (1,349,865) $ (215,223) $  12,617,292
                                          ----------  -------------  ------------  ------------  ----------  -------------
                                          ----------  -------------  ------------  ------------  ----------  -------------

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                  1998          1997          1996
                                                                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................  $  1,577,865  $  2,659,979  $  1,784,937
  Adjustments to reconcile net income to cash provided by operating activities:
    Extraordinary item......................................................            --       (87,118)     (246,125)
    Depreciation and amortization...........................................       636,107       307,652       188,760
    Other...................................................................            --         5,103            --
    Provision for allowances................................................       (38,531)       42,663        81,434
    Equity in loss of joint venture.........................................       223,362        21,072        90,313
    Write-down of long-lived assets.........................................            --            --        37,462
    Income tax effect of options exercised..................................       105,545        57,750            --
    Deferred lease rents....................................................         6,391        53,131       (52,531)
    Deferred income taxes...................................................       174,552      (671,848)           --
  Changes in operating assets and liabilities, excluding operating assets
  and
    liabilities related to acquired businesses:
    Accounts receivable.....................................................      (743,561)   (1,538,313)   (1,327,949)
    Refundable federal income taxes.........................................       153,342      (201,436)           --
    Prepaid expenses and other current assets...............................      (195,538)      (69,876)       62,363
    Other assets............................................................        (4,820)       (1,381)        9,379
    Trade account payable and accrued expenses..............................      (325,220)      244,972     1,057,852
                                                                              ------------  ------------  ------------
      Net cash provided by operating activities.............................     1,569,494       822,350     1,685,895
                                                                              ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................    (1,845,902)     (894,519)     (529,714)
  Deposits..................................................................       (20,236)      (11,397)      (45,567)
  Loans and advances to related parties.....................................      (256,510)     (172,956)     (160,209)
  Repayment from related parties............................................        10,305       309,244        13,052
  Business acquisitions, net of cash acquired...............................    (2,198,440)           --            --
  Net advances to joint venture.............................................      (373,851)     ( 94,805)     (139,380)
                                                                              ------------  ------------  ------------
    Net cash used in investing activities...................................    (4,684,634)     (864,433)     (861,818)
                                                                              ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................................       190,219     8,668,065            --
  Public offering costs.....................................................            --    (1,119,983)           --
  Increase (decrease) in borrowings under factoring and loan agreements.....            --      (400,682)     (246,968)
  Net borrowing under short-term debt.......................................            --       (97,652)       97,652
  Purchase of treasury stock................................................    (1,075,159)           --       (15,750)
  Principal payments under long-term debt obligations.......................       (27,118)      (21,831)      (21,660)
  Book overdraft............................................................            --       (98,158)      (31,078)
                                                                              ------------  ------------  ------------
  Net cash provided by (used in) financing activities.......................      (912,058)    6,929,759      (217,804)
                                                                              ------------  ------------  ------------
  Increase (decrease) in cash and cash equivalents..........................    (4,027,198)    6,887,676       606,273
  Cash and cash equivalents at beginning of year............................     7,500,188       612,512         6,239
                                                                              ------------  ------------  ------------
  Cash and cash equivalents at end of period................................  $  3,472,990  $  7,500,188  $    612,512
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................................  $     11,000  $    159,000  $    249,000
  Cash paid for income taxes................................................  $    538,000  $    783,000  $     14,000

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER

    BASIS OF PRESENTATION

    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

    NATURE OF OPERATIONS

    The Company is a Texas corporation and is engaged, through its subsidiaries, in the permanent, specialty and contract placement of personnel in various industries and in information technology training services. The Company operates offices in Dallas, Houston and Austin, Texas; Atlanta, Georgia; Kansas City, Missouri; Chicago, Illinois; Philadelphia, Pennsylvania; Denver Colorado; Reston, Virginia; and Raleigh, North Carolina. The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, credit and collections. The Company's executive offices in Dallas, Texas provide centralized training, payroll, credit and collections and certain accounting and administrative services for its offices.

    REVENUE RECOGNITION AND COST OF SERVICES

    Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. Provision is made for estimated losses in realization (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period.) Revenue from specialty services, contract placements and training services are recognized by the Company upon performance of services. Cost of services consists of expenses for the operation of the Company's offices, principally commissions, direct wages paid to non-permanent personnel, and payroll taxes. Accounts receivable at December 31, 1998 and 1997 include approximately $491,000 and $233,000, respectively, of unbilled receivables that were billed in 1999 and 1998, respectively.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 1998 and 1997, the Company's financial instruments consist of notes receivable from related parties and long-term debt. The Company believes that the recorded values approximate fair value.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets (which range from three to seven years) or the related lease terms, if applicable, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resultant gains or losses are included in the consolidated statement of operations. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of each class of assets are as follows:

Computer equipment and software...............    5 years
Office equipment and furniture................  3-7 years
Leasehold improvements........................  5-7 years

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER (CONTINUED) ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, advertising expenses amounted to approximately $411,000, $343,000 and $341,000, respectively.

    EARNINGS PER SHARE

    Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and diluted EPS included these shares plus common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are antidilutive).

    The following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted earnings per share.

                                                             1998        1997        1996
                                                          ----------  ----------  ----------
Basic...................................................   2,752,154   1,951,117   1,701,823
Net effect of dilutive stock options....................     105,423     120,106      61,246
                                                          ----------  ----------  ----------
Diluted.................................................   2,857,577   2,071,223   1,763,069
                                                          ----------  ----------  ----------
                                                          ----------  ----------  ----------
Options and warrants not considered because effects of
  inclusion would be antidilutive.......................     127,590     255,590     170,000

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INTANGIBLES

    Intangibles consist of covenants not to compete and goodwill (excess of purchase price over fair value of net assets acquired) arising from business combinations and are being amortized on a straight-line basis over their estimated useful lives or contract terms.

    EMPLOYEE STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for employee stock-based compensation.

    NEW ACCOUNTING PRONOUNCEMENTS

    The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. The standard will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Computer equipment and software...................................  $  2,466,334  $  1,281,305
Office equipment and furniture....................................     1,457,109       536,518
Leasehold improvements............................................       292,123       160,124
Less accumulated depreciation and amortization....................    (1,100,658)    ( 588,186)
                                                                    ------------  ------------
                                                                    $  3,114,908  $  1,389,761
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation and amortization of property and equipment was approximately $585,000, $308,000 and $189,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

    Included in computer equipment and software are software development costs in progress of approximately $93,000 at December 31, 1997.

    Amortization of assets under capital lease in 1998 was approximately $31,000 and the unamortized balance was approximately $86,000 at December 31, 1998. These assets are included in office equipment and furniture.

3. INTANGIBLES

    Intangibles consist of:

                                                                           DECEMBER 31,
                                                      AMORTIZATION  --------------------------
                                                         PERIOD         1998          1997
                                                      ------------  ------------  ------------
Non-compete agreements..............................       3 years  $     50,000  $         --
Goodwill............................................   10-20 years     3,648,096            --
                                                                    ------------  ------------
                                                                       3,698,096            --
Accumulated amortization............................                     (51,171)           --
                                                                    ------------  ------------
                                                                    $  3,646,925  $         --
                                                                    ------------  ------------
                                                                    ------------  ------------

    Amortization of intangibles was approximately $51,000 for 1998. The cost assigned to the non-compete agreement is the amount stated in the purchase agreement.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Trade accounts payable and accrued expenses consist of:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Trade accounts payable............................................  $    262,097  $    362,887
Accrued expenses..................................................       269,940       587,686
Accrued compensation..............................................     2,992,607     2,306,357
Accrued payroll expense...........................................       329,037       230,540
                                                                    ------------  ------------
                                                                    $  3,853,681  $  3,487,470
                                                                    ------------  ------------
                                                                    ------------  ------------

    Included in accrued compensation are accrued commissions, contractors payroll and management bonuses.

5. BUSINESS ACQUISITIONS

    ALLIANCE TRAINING CENTER:

    Effective June 1, 1998, the Company acquired certain assets of JCAP, Inc., dba Alliance Training Centers ("Alliance"), a privately held information technology-training center operating in Richardson and Irving, Texas, both suburbs of Dallas, Texas. The Company paid approximately $138,000 in cash and will pay an additional amount equal to eight percent of the annual after-tax net income of Train International, Inc. ("Train"), a subsidiary of the Company, in excess of certain base amounts through December, 2001, subject to certain minimum payments aggregating $100,000 ($25,000 at closing and $75,000 deferred) and overall maximum payments of $250,000. Additionally, the Company assumed the real estate leases at the Richardson and Irving locations and certain computer equipment capital leases. Acquisition costs amounted to $33,513.

    Following is a summary of the transaction:

Net assets acquired:
  Fair value of tangible net assets acquired......................  $ 213,833
  Goodwill........................................................    126,306
                                                                    ---------
                                                                    $ 340,139
                                                                    ---------
                                                                    ---------
Source:
  Cash, including acquisition costs...............................  $ 171,858
  Present value of minimum deferred payments......................     67,433
  Present value of future minimum lease payments..................    100,848
                                                                    ---------
                                                                    $ 340,139
                                                                    ---------
                                                                    ---------

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

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. BUSINESS ACQUISITIONS (CONTINUED)
    GEIER ASSESSMENT AND PERFORMANCE SYSTEMS, INC.:

    Effective August 1, 1998, the Company entered into an agreement with Geier & Associates, Inc., d/b/a Geier Learning Systems ("GLS") and John G. Geier, Ph.D. ("Geier") to form Geier Assessment and Performance Systems, Inc. ("GAPS"), a wholly owned subsidiary of the Company. GAPS is engaged in developing software based upon written material initially developed by GLS and its agents and employees for use by the Company in testing and improving the work performance of its agents and employees or its clients' agents and employees. As part of the agreement, GLS contributed all rights to any software developed by the Company, GLS or GAPS, subject to the payment of a royalty to GLS, as well as a license to enhance and sell, subject to the payment of a royalty to GLS, the GLS written materials. For each year that GAPS is profitable, GLS will earn an option to purchase five percent, up to an aggregate of twenty five percent, of GAPS for $0.01 per share. Acquisition costs associated with this transaction were $30,628.

    TEXCEL, INC. AND TEXCEL TECHNICAL SERVICES, INC.:

    On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The purchase price consisted of $1,800,000 in cash, 100,000 shares of the Company's common stock valued at $4.8125 per share (which was the then market value at the date the acquisition was announced less a discount for the restrictive nature of the stock) and three annual deferred payments of $880,000 beginning October 1, 1999. The deferred payments will be reduced up to $200,000 each if certain levels of profitability are not maintained. Texcel is based in the Philadelphia area and is engaged in both permanent and temporary placements of technical and professional specialist primarily in Pennsylvania, Delaware and New Jersey. In connection with the acquisition, the Company incurred acquisition costs amounting to approximately $196,000, which includes $89,000 paid to Ms. Deborah A. Farrington, a non-employee Director of the Company, pursuant to her consulting agreement with the Company, for negotiating the transaction.

    Following is a summary of the transaction:

Net assets acquired:
  Fair value of tangible net assets acquired....................  $ 695,610
  Covenants not to compete......................................     50,000
  Goodwill......................................................  3,483,954
                                                                  ---------
                                                                  $4,229,564
                                                                  ---------
                                                                  ---------
Source:
  Cash, including acquisition costs.............................  $1,995,954
  Present value of minimum deferred payment obligations.........  1,752,360
  Fair value of common stock issued.............................    481,250
                                                                  ---------
                                                                  $4,229,564
                                                                  ---------
                                                                  ---------

    The Texcel acquisition was accounted for under the purchase method. The results of the former Texcel operations are included in the statement of operations beginning October 1, 1998. Goodwill is being amortized over twenty years utilizing the straight-line method. The contingent deferred payments will be recorded as goodwill when earned.

    The unaudited pro forma acquisition information for 1998 and 1997 presents the results of operations as if the Texcel acquisition had occurred at the beginning of 1997. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. BUSINESS ACQUISITIONS (CONTINUED)
common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable years as described above or of the results which may occur in the future.

                   Unaudited Pro Forma Results of Operations

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Net service revenues............................................  $  48,072,296  $  40,990,228
Income before extraordinary item................................  $   1,739,751  $   2,764,784
Net income......................................................  $   1,739,751  $   2,821,411
Basic EPS before extraordinary item.............................  $        0.62  $        1.35
Diluted EPS before extraordinary item...........................  $        0.59  $        1.27

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt consists of:

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                           1998        1997
                                                                       ------------  ---------
Present value of minimum deferred payment obligations assumed in the
  Texcel and Alliance acquisitions, net of unamortized discount of
  $258,407, imputed at 8%............................................  $  1,844,093  $
Adjustable rate (approximately 10% at December 31, 1997) mortgage,
  fully retired......................................................                   68,160
                                                                       ------------  ---------
                                                                          1,844,093     68,160
Less current maturities of long-term debt............................      (665,169)    (2,026)
                                                                       ------------  ---------
Long-term debt, net of current maturities............................  $  1,178,924  $  66,134
                                                                       ------------  ---------
                                                                       ------------  ---------

    The aggregate maturities of long-term debt as of December 31, 1998, are as follows:

1999............................................................  $ 665,169
2000............................................................    616,857
2001............................................................    562,067
                                                                  ---------
                                                                  $1,844,093
                                                                  ---------
                                                                  ---------

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    The following is a schedule of future minimum payments under capital lease obligations assumed in the Alliance acquisition together with the present value of future minimum lease payments:

1999............................................................  $  48,064
2000............................................................     20,077
2001............................................................      4,957
                                                                  ---------
                                                                     73,098
Less amount representing interest...............................     (5,508)
                                                                  ---------
Present value of future minimum lease payments..................     67,590
Less current maturities.........................................    (43,824)
                                                                  ---------
Capital lease obligations, net of current maturities............  $  23,766
                                                                  ---------
                                                                  ---------

7. STOCKHOLDERS' EQUITY

    In October 1995, options to purchase 150,000 shares of the Company's common stock at $0.50 per share were granted to certain officers and directors. In December 1996, the Board of Directors approved the immediate vesting of these options effective December 31, 1996.

    Under provisions of the Company's 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 800,000 shares of the Company's common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 1998, 1997 and 1996 vest in varying amounts over three to five years.

    On October 23, 1998, the Board of Directors approved the repricing of options to purchase 298,167 shares of the Company's common stock, which are held by key employees of the Company. Such action reduced to $5 1/8 per share the exercise price on the options involved, representing the market value of the common stock. The options previously had exercise prices ranging from $8.00 per share to $12.75 per share. The Board of Directors also has imposed a condition that no such options may be exercised prior to October 23, 1999.

    Effective as of December 9, 1998, a non-employee directors option plan was approved, subject to shareholder approval, and the Company's three non-employee directors were granted options to purchase 15,000 shares, each at $5.75 vesting quarterly in 1999, representing the then market value of the common stock. Under the plan, beginning January 1, 2000, each non-employee director will be granted options to purchase 12,500 shares on January 1 of each year they continue to serve. The option will be granted at the then market value of the common stock and will vest quarterly. In connection with the implementation of this plan, all non-employee directors forfeited all of their existing options which had not vested at December 31, 1998.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)
    The following is a summary of the Company's stock options as of and for the years ended December 31, 1996, 1997 and 1998.

                                                    WEIGHTED      NUMBER OF
                                                     AVERAGE      SHARES OF
                                                    EXERCISE     UNDERLYING   RANGE OF EXERCISE
                                                      PRICE        OPTIONS         PRICES
                                                  -------------  -----------  -----------------
Outstanding at January 1, 1996..................    $     .50       150,000   $   .50 to $ .50
Granted at a premium............................         4.04       290,000      2.50 to  8.00
                                                                 -----------
Outstanding at December 31, 1996................         2.84       440,000       .50 to  8.00
                                                                 -----------
                                                                 -----------
Exercisable at December 31, 1996................         1.43       280,000       .50 to  2.50
                                                                 -----------
                                                                 -----------
Outstanding at January 1, 1997..................    $    2.84       440,000   $   .50 to $ 8.00
Granted at-the-money............................         3.50        20,000      3.00 to  4.00
Granted at a premium............................         9.30       215,500      4.00 to  10.00
Exercised.......................................          .58      (155,000)      .50 to  3.00
Forfeited.......................................         4.90       (25,000)     3.00 to  10.00
                                                                 -----------
Outstanding at December 31, 1997................         6.28       495,500      2.50 to  10.00
                                                                 -----------
                                                                 -----------
Exercisable at December 31, 1997................         3.14       223,000      2.50 to  10.00
                                                                 -----------
                                                                 -----------
Outstanding at January 1, 1998..................    $    6.28       495,500   $  2.50 to $10.00
Granted at-the-money............................        11.00       321,667      4.81 to  12.75
Exercised.......................................         3.06       (91,500)     2.50 to  4.00
Forfeited.......................................        10.54       (73,500)     5.00 to  12.75
                                                                 -----------
Outstanding at December 31, 1998................         6.30       652,167      2.50 to  12.75
                                                                 -----------
                                                                 -----------
Exercisable at December 31, 1998................         5.93       214,000      2.50 to  12.75
                                                                 -----------
                                                                 -----------

    The following table summarizes information about stock options outstanding at December 31, 1998.

                                OPTIONS OUTSTANDING
                    -------------------------------------------     OPTIONS EXERCISABLE
                                  WEIGHTED AVE.                  --------------------------
                                    REMAINING     WEIGHTED AVE.               WEIGHTED AVE.
RANGE OF EXERCISE     NUMBER     CONTR. LIFE IN     EXERCISE       NUMBER       EXERCISE
      PRICES        OUTSTANDING       YEARS           PRICE      EXERCISABLE      PRICE
------------------  -----------  ---------------  -------------  -----------  -------------
$ 2.50 to $ 5.75       512,167           3.56       $    4.60       149,000     $    3.19
$10.00 to $12.75       140,000           4.43       $   12.50        65,000     $   12.22
                    -----------                                  -----------
                       652,167           3.81       $    6.30       214,000     $    5.93
                    -----------                                  -----------
                    -----------                                  -----------

    SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation cost for the Company's employee stock based

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)
compensation plans been determined consistent with SFAS 123, the Company's net income would approximate the amounts below:

                                           1998                        1997                        1996
                                --------------------------  --------------------------  --------------------------
                                AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                ------------  ------------  ------------  ------------  ------------  ------------
SFAS 123 compensation cost....  $         --  $    331,566  $         --  $    273,145  $         --  $    254,863
APB 25 compensation cost......  $         --  $         --  $         --  $         --  $         --  $         --
Net income....................  $  1,577,865  $  1,246,299  $  2,659,979  $  2,386,834  $  1,784,937  $  1,530,074
Basic earnings per share:
Income before extraordinary
  item........................  $        .57  $        .45  $       1.33  $       1.19  $        .90  $        .75
Extraordinary item............            --            --           .03           .03           .15           .15
Basic earnings per share......  $        .57  $        .45  $       1.36  $       1.22  $       1.05  $        .90
Diluted earnings per share:
Income before extraordinary
  item........................  $        .55  $        .44  $       1.25  $       1.12  $        .87  $        .73
Extraordinary item............            --            --           .03           .03           .14           .14
Diluted earnings per share....  $        .55  $        .44  $       1.28  $       1.15  $       1.01  $        .87

    The effects of applying SFAS 123 as disclosed above are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based employee compensation plan.

    The fair value of each stock option granted in 1998, 1997, and 1996 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    1998        1997        1996
                                                 ----------  ----------  ----------
Expected term..................................  4.02 years  3.75 years  2.71 years
Expected dividend yield........................       0.00%       0.00%       0.00%
Expected volatility............................      60.33%      40.55%     184.11%
Risk-free interest rate........................       5.51%       6.10%       5.93%

    The weighted-average grant date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $5.71, $3.17, and $2.82,
respectively.

    In addition to the employee stock options described above, the Company granted a total of 82,590 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with the Company's public offering. These warrants are outstanding and exercisable as of December 31, 1998. The fair value of these stock warrants granted in 1997 was estimated on the date of grant to be approximately $161,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2.5 years, an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.

    In October and November 1997, the Company completed a public offering of 949,785 shares, including 123,885 shares from the underwriters exercise of its over allotment option, of its common stock at $10.00 per share. An additional, 314,100 shares were sold by certain selling shareholders in the offering. After deducting the underwriting discounts and non-accountable expense allowance, the net proceeds to the Company were approximately $8.5 million. The net increase

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)
to stockholders' equity was approximately $7.4 million after netting approximately $1.1 million in offering costs. In addition to these shares, during 1998 and 1997, 91,500 and 155,000 shares respectively, were issued in connection with the exercise of stock options, and 100,000 shares were issued in the Texcel acquisition. In 1998, pursuant to a share repurchase program authorized by the Board of Directors, as a result of market conditions, the Company reacquired 237,700 shares at an aggregate cost of approximately $1,165,000.

8. FEDERAL INCOME TAXES

    The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               1998         1997         1996
                                                                            ----------  ------------  ----------
Tax provision at statutory rate...........................................  $  866,493  $    898,546  $  684,619
Utilization of net operating loss carryforwards...........................          --      (163,312)   (589,200)
Change in valuation allowance exclusive of utilization of net operating
  loss carryforward.......................................................          --      (892,388)    (19,400)
Other, principally change of estimate.....................................     (53,139)       19,658      (7,834)
Alternative minimum tax (credits).........................................          --       (39,889)     28,105
State income taxes net of federal income tax benefit......................      84,475        84,681     132,359
                                                                            ----------  ------------  ----------
                                                                            $  897,829  $    (92,704) $  228,649
                                                                            ----------  ------------  ----------
                                                                            ----------  ------------  ----------
The allocation of income taxes (benefit) is:

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               1998         1997         1996
                                                                            ----------  ------------  ----------
Operations................................................................  $  897,829  $   (123,195) $  224,774
Extraordinary item........................................................          --        30,491       3,875
                                                                            ----------  ------------  ----------
                                                                            $  897,829  $    (92,704) $  228,649
                                                                            ----------  ------------  ----------
                                                                            ----------  ------------  ----------
Current...................................................................  $  723,277  $    579,144  $  228,649
Deferred..................................................................     174,552       173,747      19,400
Realization of net operating loss carryforwards...........................          --       210,105     589,200
Change in valuation allowance.............................................          --    (1,055,700)   (608,600)
                                                                            ----------  ------------  ----------
                                                                            $  897,829  $    (92,704) $  228,649
                                                                            ----------  ------------  ----------
                                                                            ----------  ------------  ----------

    Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. In the fourth quarter of 1997, the Company determined that it was more likely than not that it would realize its deferred tax assets and, accordingly, reduced the related valuation allowance approximately $846,000. This change of estimate increased basic and diluted earnings per share $0.43 and $0.41, respectively.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FEDERAL INCOME TAXES (CONTINUED)
    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                              1998                   1997
                                                                     ----------------------  ---------------------
                                                                      DEFERRED    DEFERRED    DEFERRED   DEFERRED
                                                                        TAX         TAX         TAX         TAX
                                                                       ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                                     ----------  ----------  ----------  ---------
Current:
  Net operating loss carryforwards.................................  $  163,312  $       --  $  163,312  $      --
  Reserves and accruals............................................     210,980          --      80,206         --
                                                                     ----------  ----------  ----------  ---------
    Subtotal-current...............................................     374,292          --     243,518         --
Non-current:
  Net operating loss carryforwards.................................     312,570          --     475,883         --
  Other basis differences principally related to property and
    equipment and intangibles......................................          --     213,375          --     61,200
  Reserves and accruals............................................      23,809          --      13,647         --
                                                                     ----------  ----------  ----------  ---------
    Subtotal-non-current...........................................     336,379     213,375     489,530     61,200
                                                                     ----------  ----------  ----------  ---------
Total..............................................................  $  710,761  $  213,375  $  733,048  $  61,200
                                                                     ----------  ----------  ----------  ---------
                                                                     ----------  ----------  ----------  ---------
Net current asset..................................................  $  374,292              $  243,518
                                                                     ----------              ----------
                                                                     ----------              ----------
Net non-current asset..............................................  $  123,004              $  428,330
                                                                     ----------              ----------
                                                                     ----------              ----------

    The Company has a net operating loss carryforward of approximately $1,360,000 as of December 31, 1998, which, if unused, expires in 2006 through 2008. Additionally, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use for the year-ended December 31, 1998, was approximately $467,000. An additional $467,000 will become available annually through 2001.

9. CONCENTRATION OF CREDIT RISK

    The Company maintains cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company also invests its excess cash in short-term highly liquid money market accounts. At December 31, 1998, approximately $2.2 million was invested in a cash management fund which invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, and repurchase agreements in respect of these securities.

10. RELATED PARTY TRANSACTIONS

    The Company leased approximately 2,000 square feet for approximately $2,000 per month from United States Funding Group, Inc. ("USFG") through January 1996, which was used as its principal offices. USFG is wholly owned by J. Michael Moore, Chairman of the Board and Chief Executive Officer of the Company. Rent expense was approximately $1,300 in 1996 on this lease.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    In January of 1996, the Company loaned $25,000 to United States Funding Group Oil and Gas, Inc., an entity wholly owned by Mr. Moore, Chairman of the Board and Chief Executive Officer of the Company. Such loan was evidenced by a promissory note bearing interest at the rate of 1% per month on the unpaid balance due in monthly installments. In addition, a 10% loan origination and administration fee was charged. As of March 31, 1997, this note has been paid in full.

    During 1995, the Company advanced a total of $37,000 to former officers of its wholly owned subsidiary companies. During 1996, an additional advance of $4,000 was made. The balance of $41,000 was written off when the former officers left the Company 1996.

    The Company had approximately $4,000 and $7,000 payable to related parties, including certain former directors and officers, included in trade accounts payable and accrued expenses at December 31, 1998 and 1997, respectively.

    During 1998, 1997 and 1996, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $77,000, $173,000 and $129,000, respectively. Approximately $56,000 of the 1998 amount was applied to Mr. Moore's 1998 accrued bonus which has been deducted from accrued compensation. The remaining $21,000 is included in receivables from related party in the Company's consolidated balance sheet and was repaid in January 1999. The 1997 and 1996 amounts were repaid in October 1997. The majority of these amounts are related to litigation associated with a lawsuit with Ditto Properties, Inc., in connection with the Company initially being involved therein as garnishee and rent for office space.

    During, 1996, the Company advanced Mr. Moore $31,000 which was represented by notes bearing interest at 10%. During 1998, the Company advanced Mr. Moore $20,000 which was represented by a note bearing interest at 8%. The unmatured balance of these notes (approximately $31,000 at December 31, 1998) is included in receivables from related parties in the Company's consolidated balance sheet.

    On July 17, 1998, M. Ted Dillard ("Dillard"), the Company's President, exercised options to purchase 84,000 shares of the Company's common stock for an aggregate purchase price of $257,250. The purchase price was paid with 7,500 shares (acquired in 1997) of the Company's common stock valued at $89,500 (based upon the closing price of the Company's common stock on July 16, 1998, on the American Stock Exchange) and the remainder was paid in cash. In connection with this transaction the Company loaned Dillard approximately $149,000, which was subsequently reduced to approximately $90,000 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan was approved by the Compensation Committee of the Board of Directors and ratified by the Board of Directors. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of the Company's common stock and is due July 17, 2003. The Company will receive an income tax deduction related to this transaction. On October 1, 1998, the Company advanced Dillard approximately $39,000 against his 1998 bonus which has been deducted from accrued compensation. In addition, on October 12, 1998, the Board of Directors approved a loan to Dillard of approximately $125,000 (the "Company Loan"). The Company Loan bears interest at 8%, is payable quarterly, is collateralized by 35,400 shares of the Company's common stock, and is due October 12, 2001.

    The collateral for the Company Loan will be increased if the market value of the Company's common stock declines to the point where the market value of all stock pledged is less than the stated amount of the Company Loan. The Tax Loan and the Company Loan are classified as receivables from related party in the Company's consolidated balance sheet and have been deducted from stockholders' equity.

    Interest income from related parties amounted to approximately $7,200 in 1998, $5,100 in 1997 and $5,500 in 1996.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    On January 12, 1999, the Company entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI L.P. No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore pursuant to which the Company agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repaying of the Notes, including without limitation, a pledge agreement related to 165,000 shares of the Company's common stock which are owned by the Borrower and which have been pledged by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to the Company an additional 50,000 shares of the common stock to collateralize the Company under the terms of both the Agreement and the Related Agreement, (ii) pay the Company for entering into the Agreement by conveying to the Company 5,000 shares of common stock which are owned by the Borrower, and
(iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by the Company. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by the Company. The aforementioned transactions have been approved by both the Board of Directors of the Company and the Audit Committee of the Board of Directors of the Company. In connection with the exercise of the options, the Company loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction.

11. EMPLOYEE BENEFIT PLAN

    In 1993, the Company implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 1998 and 1997 totaled approximately $72,000 and $20,000, respectively. Beginning in January 1998, the Company's contribution was used to purchase Company common stock.

12. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company rents office space under various operating leases. Certain of the leases have escalating rent payments. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1998, as follows:

1999............................................................  $1,962,502
2000............................................................  1,828,920
2001............................................................    813,033
2002............................................................    616,146
2003............................................................    372,377
                                                                  ---------
                                                                  $5,592,978
                                                                  ---------
                                                                  ---------

    Rent expense was approximately $1,637,000, $1,298,000 and $1,027,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CONTINGENCIES

    In 1996, the Company was named as a garnishee in a lawsuit against its largest shareholder. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expense, alleging that plaintiffs interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses. Additionally, the Company has been named in a lawsuit filed by two former employees claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company as well as other damages for breach of contract and various other allegations. The Company has filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. In February, 1999, the Company was non-suited in this matter. The Company is also involved in certain other litigation and disputes not previously noted. With respect to the aforementioned matters, management believes the claims against the Company are without merit and has concluded that the ultimate resolution of such will not have a material negative effect on the Company's consolidated financial statements.

13. JOINT VENTURE OPERATIONS

    During January, 1995, the Company entered into a joint venture agreement with Carter Financial Services, Inc., ("CFSI") for the purpose of primarily providing personnel services to certain businesses requiring minority suppliers. CFSI is a minority operated corporation, which because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provided CFSI with substantially all of its personnel and contract labor on a subcontractor basis at cost. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of CFSI. On August 15, 1996, the majority shareholder of CFSI purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on her investment in CFSI or on this transaction. Through December 31, 1998, the Company has a 49% ownership interest in the joint venture and is allocated 65% of the net income or loss resulting from the joint venture operations.

    The following is summarized unaudited financial information on the joint venture:

                                                                  AS OF AND FOR THE
                                                               YEAR-ENDED DECEMBER 31,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------  ------------
Current assets..............................................  $    270,528  $    197,952
Non-current assets..........................................         2,189         2,729
Current liabilities.........................................        14,352        67,346
Non-current liabilities.....................................       758,951       377,275
Net sales...................................................     1,265,961     1,025,925
Gross margin................................................       337,166       161,254
Net loss....................................................      (249,068)      (32,418)

    Effective January 20, 1999, the joint venture was terminated and the Company acquired substantially all of the assets including an additional 35% income interest in the Atlanta and Chicago operations and assumed certain liabilities of the joint venture. No gain or loss was recognized on the termination.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NON-CASH INVESTING AND FINANCING ACTIVITIES

    In connection with the Alliance acquisition, the Company incurred deferred payment obligations totaling $75,000, the present value of which was approximately $67,000. Additionally, the Company assumed certain capital lease obligations for the lease of computer equipment with a gross commitment of approximately $110,000, the present value of which were approximately $101,000.

    In connection with the Texcel acquisition, the Company incurred deferred payment obligations of $2,040,000, the present value of which was approximately $1,752,000, and issued 100,000 shares of common stock valued at $481,250.

    In connection with the exercising of stock options on July 17, 1998, the Company received 7,500 shares of its common stock valued at $89,500.

15. SEGMENT INFORMATION

    The Company's segment information has been presented in two reportable segments--staffing services and training. The staffing services segment consists of three functional lines--permanent placement, specialty services and contract placement. The training segment provides principally information technology training to its client's employees and the Company's applicant pool on a fee basis. The Company is organized primarily on the basis of these segments with three operating subsidiaries engaged in the staffing services segment and two operating subsidiaries engaged in the training segment.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues, as well as a charge allocating all corporate-overhead costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION (CONTINUED)
    The table below presents information about reported segments for the years ending December 31:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net service revenues
  Staffing services.................................................  $  41,566,178  $  33,811,533  $  27,430,288
  Training..........................................................        673,796             --             --
                                                                      -------------  -------------  -------------
  Total segment.....................................................     42,239,974     33,811,533     27,430,288
                                                                      -------------  -------------  -------------
  Inter-segment.....................................................         (7,240)            --             --
                                                                      -------------  -------------  -------------
                                                                      $  42,232,734  $  33,811,533  $  27,430,288
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Gross margin
  Staffing services.................................................  $  12,543,799  $  10,133,202  $   7,754,936
  Training..........................................................        182,401             --             --
                                                                      -------------  -------------  -------------
                                                                      $  12,726,200  $  10,133,202  $   7,754,936
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Selling, general and administrative expenses
  Staffing services.................................................  $   9,382,218  $   7,628,234  $   5,702,992
  Training..........................................................        937,718             --             --
                                                                      -------------  -------------  -------------
                                                                      $  10,319,936  $   7,628,234  $   5,702,992
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income before income taxes and extraordinary item
  Staffing services.................................................  $   3,224,087  $   2,480,157  $   1,763,586
  Training..........................................................       (748,393)            --             --
                                                                      -------------  -------------  -------------
                                                                      $   2,475,694  $   2,480,157  $   1,763,586
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Loss from joint venture operations
  Staffing services.................................................  $    (223,362) $     (21,072) $     (90,313)
  Training..........................................................             --             --             --
                                                                      -------------  -------------  -------------
                                                                      $    (223,362) $     (21,072) $     (90,313)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Investment in and advances to joint venture
  Staffing services.................................................  $     377,127  $     226,638  $     152,905
  Training..........................................................             --             --             --
                                                                      -------------  -------------  -------------
                                                                      $     377,127  $     226,638  $     152,905
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Total assets
  Staffing services.................................................  $  11,518,624  $   7,009,226  $   4,783,057
  Training..........................................................        738,680             --             --
                                                                      -------------  -------------  -------------
  Total segment.....................................................     12,257,304      7,009,226      4,783,057
  Not allocated to segments.........................................      6,184,874      8,152,330        420,833
                                                                      -------------  -------------  -------------
                                                                      $  18,442,178  $  15,161,556  $   5,203,890
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Net service revenues from one customer represented approximately 14%, 13% and 8% of total staffing services revenues in 1998, 1997 and 1996, respectively. Corporate expenses (those not directly related to segment operations) are

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION (CONTINUED)
allocated to the segments based upon net service revenues. Depreciation expense and interest income and expense are not allocated directly to the segments, but are included in the allocation of corporate expenses. Property and equipment are included in the assets not allocated to segments.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 18, 1999, appearing on page 17 of this Annual Report on Form 10-K of Diversified Corporate Resources, Inc., also included an audit of the financial statement schedule. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 18, 1999

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     BAD DEBT
                                                         BALANCE    PROVISIONS
                                          BALANCE AT    ACQUIRED    CHARGED TO     PROVISIONS                   BALANCE AT
                                          BEGINNING      THROUGH      COSTS &      CHARGED TO                     END OF
                                          OF PERIOD    ACQUISITION   EXPENSES       REVENUES      DEDUCTIONS      PERIOD
                                         ------------  -----------  -----------  --------------  ------------  ------------
For the year Ended
  December 31, 1996:
  Trade accounts receivable
    allowances.........................  $    412,000   $      --    $ 165,000   $  1,256,000(1) $  1,339,000  $    494,000
  Valuation allowance for deferred tax
    assets.............................  $  1,664,300   $      --    $      --   $         --    $    608,600  $  1,055,700

For the Year Ended
  December 31, 1997:
  Trade accounts receivable
    allowances.........................  $    494,000   $      --    $ 391,000   $  1,881,000(1) $  2,230,000  $    536,000
  Valuation allowance for deferred tax
    assets.............................  $  1,055,700   $      --           --   $         --    $  1,055,700  $         --

For the Year Ended
  December 31, 1998:
  Trade accounts receivable
    allowances.........................  $    536,000   $ 236,000    $ 111,000   $  2,390,000(1) $  2,539,000  $    734,000

------------------------

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

BOARD OF DIRECTORS                         SHAREHOLDER INFORMATION
-----------------------------------------  -----------------------------------------

J. MICHAEL MOORE                           CORPORATE OFFICE
Chairman and Chief Executive Officer       12801 N. Central Expressway
M. TED DILLARD                             Suite 350
President and Secretary                    Dallas, Texas 75243
                                           Telephone No. 972-458-8500
                                           Fax No. 972-458-2317

DEBORAH A. FARRINGTON                      COMMON STOCK LISTING
Founder and Co-Chairman                    American Stock Exchange
StarVest Management, Inc.                  Symbol: HIR
New York, New York

SAMUEL E. HUNTER                           LEGAL COUNSEL
VP--OptiMark Technologies                  Jenkens & Gilchrist, a Professional
New York, New York                         Corporation
                                           Dallas, Texas

A. CLINTON ALLEN                           INDEPENDENT AUDITORS
CEO--A.C. Allen & Co., Inc.                PricewaterhouseCoopers LLP
Cambridge, Massachusetts                   Dallas, Texas

                                           REGISTRAR & TRANSFER AGENT
                                           Harris Trust and Savings Bank
                                           Dallas, Texas

OFFICERS                                   FORM 10-K
-----------------------------------------

J. MICHAEL MOORE                           ADDITIONAL COPIES OF THIS FORM 10-K
Chief Executive Officer                    WITHOUT
                                           EXHIBITS MAY BE OBTAINED WITHOUT CHARGE
                                           (COPIES OF EXHIBITS WILL INVOLVE A
                                           NOMINAL
                                           CHARGE) UPON WRITTEN REQUEST TO:
M. TED DILLARD                             Chief Financial Officer
President and Secretary                        Diversified Corporate Resources, Inc.
                                               12801 North Central Expressway
                                               Suite 350
                                               Chief Financial Officer and Treasurer
DOUGLAS G. FURRA
Dallas, Texas 75243

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

 EXHIBITS

     1.1    Form of Underwriting Agreement (Incorporated by reference from Exhibit 1.1 to the Company's Amendment
            No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

     2.1    Asset Purchase Agreement, dated as of October 7, 1998, between the Company, DCRI Acquisition
            Corporation, Texcel, Inc., Texcel Technical Services, Inc., Thomas W. Rinaldi, Gary E. Kane, Paul J.
            Cornely and Deborah A. Janfrancisco; (schedules have been omitted pursuant to Regulation S-K
            601(b)(2)). (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on October 21,
            1998.)

     2.2    Asset Purchase Agreement between the Company and JCAP, Inc., effective June 1, 1998 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10Q filed on August 13, 1998)

     3.1    Articles of Incorporation of the Company as amended (Incorporated by reference from Exhibit 3(a) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

     3.1    Bylaws of the Company (Incorporated by reference from Exhibit 3(b) to the Company's Registration
            Statement on Form S-18 (Reg. No. 33-760 FW))

     3.2    Amendment No. 1 to Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's
            Form 10Q filed on May 15, 1998)

     3.3    Amendment No. 2 to Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's
            Form 10Q filed on November 16, 1998)

     3.4    Amendment No. 3 to Bylaws of the Company*

     4.1    Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10
            par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Form 8-K filed on
            May 8, 1998)

     4.2    Rights Agreement dated as of May 1, 1998 between the Company and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating
            Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the
            Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C.
            (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 8, 1998)

     4.3    Form of Common Stock Warrant (Incorporated by reference from Exhibit 1.2 to the Company's Amendment
            No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

     4.4    Amended and Restated 1996 Nonqualified Stock Option Plan of the Company, effective as of December 28,
            1996 (Incorporated by reference from Exhibit 10(z)(21) to the Company's Form 10-K for the year ended
            December 31, 1996)+

     4.5    Amendment No. 1 to the Company's Amended and Restated 1996 Nonqualified Stock Option Plan
            (Incorporated by reference to Exhibit 10.5 of the Company's Form 10Q filed on May 15, 1998)+

     4.6    1998 Nonqualified Stock Option Plan, effective as of January 1, 1998 (Incorporated by reference to
            Exhibit 10.14 of the Company's Form 10Q filed on May 15, 1998)+

     4.7    1998 Non-employee Director Stock Option Plan, effective as of December 9, 1998*+

    10.1    Stock Option Agreement between the Company and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

    10.2    Stock Option Agreement between the Company and M. Ted Dillard, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

    10.3    Stock Option Agreement between the Company and Douglas G. Furra, effective June 1, 1997 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10Q filed on May 15, 1998)+

 EXHIBITS
    10.4    First Amendment to Amended and Restated Stock Option Agreement between the Company and J. Michael
            Moore effective September 30, 1998*+

    10.5    First Amendment to Amended and Restated Stock Option Agreement between the Company and M. Ted Dillard effective September 30, 1998*+

    10.6    Stock Option Agreement between the Company and J. Michael Moore effective as of April 29, 1998*+

    10.7    Stock Option Agreement between the Company and M. Ted Dillard effective as of April 29, 1998*+

    10.8    Stock Option Agreement between the Company and Douglas G. Furra effective as of April 29, 1998*+

    10.9    Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael Moore effective as of October
            23, 1998*+

    10.10   Amendment to Stock Option Agreement (Pricing Amendment) for M. Ted Dillard effective as of October 23,
            1998*+

    10.11   Amendment to Stock Option Agreement (Pricing Amendment) for Douglas G. Furra effective as of October
            23, 1998*+

    10.12   Form of Amendment to Stock Option Agreement (Pricing Amendment) for certain employees of the Company including Anthony J. Bruno and James Woo, effective as of October 23, 1998*+

    10.13   Stock Option Agreement between the Company and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to the Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

    10.14   First Amendment to Stock Option Agreement between the Company and Samuel E. Hunter, effective March
            20, 1998 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10Q filed on May 15, 1998)+

    10.15   Stock Option Agreement between the Company and Deborah A. Farrington, effective November 13, 1997
            (Incorporated by reference to Exhibit 10.12 of the Company's Form 10Q filed on May 15, 1998)+

    10.16   Stock Option Agreement (1998) Re: Hunter between the Company and Samuel E. Hunter effective as of
            April 29, 1998*+

    10.17   Stock Option Agreement (1998) Re: Farrington between the Company and Deborah A. Farrington effective as of April 29, 1998*+

    10.18   Stock Option Agreement (1998) Re: Allen between the Company and A. Clinton Allen effective as of April
            29, 1998*+

    10.19   Partial Option Termination Agreement Re: Hunter between the Company and Samuel E. Hunter effective
            December 9, 1998*+

    10.20   Partial Option Termination Agreement Re: Farrington between the Company and Deborah A. Farrington effective December 9, 1998*+

    10.21   Partial Option Termination Agreement Re: Allen between the Company and A. Clinton Allen effective
            December 9, 1998*+

    10.22   Directors Option Agreement Re: Hunter between the Company and Samuel E. Hunter effective as of
            December 9, 1998*+

    10.23   Directors Option Agreement Re: Farrington between the Company and Deborah A. Farrington effective as of December 9, 1998*+

    10.24   Directors Option Agreement Re: Allen between the Company and A. Clinton Allen effective as of December
            9, 1998*+

    10.25   Stock Option granted to Anthony J. Bruno, effective November 13, 1997 (Incorporated by reference to
            Exhibit 10.6 of the Company's Form 10Q filed on May 15, 1998)+

    10.26   Stock Option granted to James Woo, effective November 13, 1997 (Incorporated by reference to Exhibit
            10.7 of the Company's Form 10Q filed on May 15, 1998)+

 EXHIBITS
    10.27   Stock Option granted to Scott Higby, effective January 14, 1998 (Incorporated by reference to Exhibit
            10.8 of the Company's Form 10Q filed on May 15, 1998)+

    10.28   Stock Option granted to John Wilson, effective April 23, 1998 (Incorporated by reference to Exhibit
            10.9 of the Company's Form 10Q filed on May 15, 1998)+

    10.29   Form of Stock Option granted to certain employees of the Company, effective November 13, 1997
            (Incorporated by reference to Exhibit 10.10 of the Company's Form 10Q filed on May 15, 1998)+

    10.30   Form of Stock Option Agreements, dated as of October 8, 1998, between the Company and certain non-shareholder employees of DCRI Acquisition Corporation (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 21, 1998)+

    10.31   Employment Contract between the Company and J. Michael Moore, executed April 10, 1997 (Incorporated by reference from Exhibit 10(z)(xviii) to the Company's Form 10-K for the year ended December 31, 1996)+

    10.32   Employment Contract between the Company and M. Ted Dillard, executed April 10, 1997 (Incorporated by reference from Exhibit 10(z)(xviii) to the Company's Form 10-K for the year ended December 31, 1996)+

    10.33   First Amendment to Employment Agreement between the Company and J. Michael Moore effective September
            30, 1998*+

    10.34   First Amendment to Employment Agreement between the Company and M. Ted Dillard effective September 30,
            1998*+

    10.35   Employment Agreement entered into as of June 1, 1997 between the Company and Douglas G. Furra
            (Incorporated by reference to Exhibit 10.2 of the Company's Form 10Q filed on May 15, 1998)+

    10.36   Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation, a wholly-owned subsidiary of the Company, and Anthony J. Bruno (Incorporated by reference to Exhibit
            10.1 of the Company's Form 10Q filed on May 15, 1998)+

    10.37   Employment Agreement entered into as of January 1, 1998 between Management Alliance Corporation and
            James Woo (Incorporated by reference to Exhibit 10.3 of the Company's Form 10Q filed on May 15, 1998)+

    10.38   Employment Agreement, effective as of October 1, 1998, between DCRI Acquisition Corporation, Thomas W.
            Rinaldi and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on
            October 21, 1998)+

    10.39   Standard Form Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners Limited and
            Lafarge Corporation dated February 26, 1993 (Incorporated by reference from Exhibit 10.17 to the
            Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-31825))

    10.40   First Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners
            Limited and Lafarge Corporation dated February 20, 1995 (Incorporated by reference from Exhibit 10.18 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-31825))

    10.41   Second Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners
            Limited and Lafarge Corporation dated February 22, 1995 (Incorporated by reference from Exhibit 10.19 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-31825))

    10.42   Third Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners
            Limited and Lafarge Corporation dated November 3, 1995 (Incorporated by reference from Exhibit 10.20 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-31825))

 EXHIBITS
    10.43   Fourth Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners
            Limited and Lafarge Corporation dated October 24, 1996 (Incorporated by reference from Exhibit 10.21 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-31825))

    10.44   Fifth Amendment to the Office Lease between Zell/Merrill Lynch Real Estate Opportunity Partners
            Limited and Lafarge Corporation dated January 7, 1997 (Incorporated by reference from Exhibit 10.22 to the Company's Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-31825))

    10.45   Note Receivable dated June 22, 1998, between the Company and J. Michael Moore (Incorporated by reference to Exhibit 10.2 of the Company's Form 10Q filed on August 13, 1998)

    10.46   Note Receivable effective July 17, 1998, between the Company and M. Ted Dillard (Incorporated by reference to Exhibit 10.3 of the Company's Form 10Q filed on November 16, 1998)

    10.47   Note Receivable effective July 17, 1998, between the Company and M. Ted Dillard (Incorporated by reference to Exhibit 10.4 of the Company's Form 10Q filed on November 16, 1998)

    10.48   Security Agreement effective July 17, 1998, between the Company and M. Ted Dillard (Incorporated by reference to Exhibit 10.5 of the Company's Form 10Q filed on November 16, 1998)

    10.49   Security Agreement effective October 12, 1998, between the Company and M. Ted Dillard (Incorporated by reference to Exhibit 10.6 of the Company's Form 10Q filed on November 16, 1998)

    10.50   Consulting Agreement effective May 12, 1998 between the Company and Deborah A. Farrington
            (Incorporated by reference to exhibit 10.7 of the Company's Form 10Q filed on November 16, 1998)

    10.51   Note Purchase Agreement dated as of January 12, 1999 among the Company, Compass Bank and DCRI L.P. No.
            2 Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 28, 1999)

    10.52   Pledge Agreement dated as of January 12, 1999 between Compass Bank and DCRI L.P. No. 2, Inc.
            (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 28, 1999)

    10.53   Bank Transaction Agreement dated as of January 12, 1999 among the Company, DCRI L.P. No. 2, Inc. and
            J. Michael Moore (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January
            28, 1999)

    21      List of Subsidiaries*

    23.1    Consent of PricewaterhouseCoopers LLP*

    27      Financial Data Schedule*

------------------------

    (*Filed herewith)

    (+Compensation plan, benefit plan or employment contract or arrangement)