Form 10-Q
period 1999-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 1999-05-17
CIK 779226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Number of shares of common stock of the registrant outstanding on March 31, 1999, was 2,761,397.

                            Total Number of pages for
                              this 10-Q filing: 13

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                        ASSETS                                        MARCH 31,         DECEMBER 31,
                                                                        1999                1998
                                                                     -----------        ------------
CURRENT ASSETS:
      Cash and cash equivalents. . . . . . . . . . . . . . . . .     $ 3,454,098         $ 3,472,990
      Trade accounts receivable, less allowance for
          doubtful accounts of approximately $784,000
          and $734,000, respectively . . . . . . . . . . . . . .       7,523,120           6,780,639
      Receivables from related party . . . . . . . . . . . . . .           8,727              52,756
      Prepaid expenses and other current assets. . . . . . . . .         320,970             302,004
      Federal income taxes receivable. . . . . . . . . . . . . .          55,729              48,094
      Deferred income taxes. . . . . . . . . . . . . . . . . . .         324,013             374,292
                                                                     -----------         -----------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .      11,686,657          11,030,775

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . .       3,317,022           3,114,908

OTHER ASSETS:
      Intangibles, net . . . . . . . . . . . . . . . . . . . . .       3,760,469           3,646,925
      Investment in and advances to joint venture. . . . . . . .                             377,127
      Deferred income taxes. . . . . . . . . . . . . . . . . . .          62,023             123,004
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         214,687             149,439
                                                                     -----------         -----------
                                                                     $19,040,858         $18,442,178
                                                                     -----------         -----------
                                                                     -----------         -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Trade accounts payable and accrued expenses. . . . . . . .     $ 3,858,880         $ 3,853,681
      Current maturities of capital lease obligations. . . . . .          38,109              43,824
      Current maturities of long-term debt . . . . . . . . . . .         678,088             665,169
                                                                     -----------         -----------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .       4,575,077           4,562,674

DEFERRED LEASE RENTS . . . . . . . . . . . . . . . . . . . . . .          65,196              59,522

LONG-TERM DEBT

      Capital lease obligations, net of current maturities . . .          15,936              23,766
      Long-term debt, net of current maturities. . . . . . . . .       1,203,205           1,178,924
                                                                     -----------         -----------
        TOTAL LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       1,219,141           1,202,690


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued. . . . . . . . . . . . . . . . .               -                   -
      Common stock, $.10 par value; 10,000,000 shares
        authorized, 3,249,946 and 3,177,446  shares
             issued, respectively. . . . . . . . . . . . . . . .         324,995             317,745
      Additional paid-in capital . . . . . . . . . . . . . . . .      12,124,643          11,927,899
      Retained earnings. . . . . . . . . . . . . . . . . . . . .       2,320,060           1,936,736
      Common stock held in treasury (488,549 and 483,549
        shares, respectively), at cost . . . . . . . . . . . . .      (1,349,865)         (1,349,865)
      Receivables from related parties . . . . . . . . . . . . . .      (238,389)           (215,223)
                                                                     -----------         -----------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .      13,181,444          12,617,292
                                                                     -----------         -----------
                                                                     $19,040,858         $18,442,178
                                                                     -----------         -----------
                                                                     -----------         -----------

          See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                        1999                 1998
                                                                     -----------         -----------
NET SERVICE REVENUES:
     Permanent placement . . . . . . . . . . . . . . . . . . . .     $ 6,481,303         $ 4,782,612
     Specialty services. . . . . . . . . . . . . . . . . . . . .       1,874,978           1,642,175
     Contract placement. . . . . . . . . . . . . . . . . . . . .       3,320,849           2,488,008
     Training. . . . . . . . . . . . . . . . . . . . . . . . . .         387,229              54,439
                                                                     -----------         -----------
                                                                      12,064,359           8,967,234
COST OF SERVICES . . . . . . . . . . . . . . . . . . . . . . . .       8,455,036           6,363,263
                                                                     -----------         -----------

GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . . . . . .       3,609,323           2,603,971

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . .      (2,980,622)         (2,143,487)
OTHER INCOME (EXPENSES):
     Loss from joint venture operations. . . . . . . . . . . . .                             (13,623)
     Interest income (expense), net. . . . . . . . . . . . . . .          (3,908)             97,737
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .                               6,000
                                                                     -----------         ------------
                                                                          (3,908)             90,114

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .         624,793             550,598

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . . . . .        (241,469)           (173,844)
                                                                     -----------         ------------

      NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .     $   383,324         $   376,754
                                                                     -----------         ------------
                                                                     -----------         ------------

BASIC EARNINGS PER SHARE:  . . . . . . . . . . . . . . . . . . .     $       .14         $       .14
                                                                     -----------         ------------
                                                                     -----------         ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . .       2,756,147           2,740,339
                                                                     -----------         ------------
                                                                     -----------         ------------

DILUTED EARNINGS PER SHARE:  . . . . . . . . . . . . . . . . . .     $       .14         $       .13
                                                                     -----------         ------------
                                                                     -----------         ------------
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING . . . . . . . . . . . . . . . . .       2,790,035           2,858,491
                                                                     -----------         ------------
                                                                     -----------         ------------

            See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ------------------------------
                                                                      1999                1998
                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income. . . . . . . . . . . . . . . . . . . . . . . .      $  383,324          $  376,754
    Adjustments to reconcile net income to cash
        provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . .         270,925              93,250
     Provision for allowances . . . . . . . . . . . . . . . .          50,024             (48,786)
     Income tax effect of options exercised . . . . . . . . .          22,744              28,875
     Equity in loss of joint venture. . . . . . . . . . . . .                              13,623
     Deferred income taxes. . . . . . . . . . . . . . . . . .         111,260              35,979
     Deferred lease rents . . . . . . . . . . . . . . . . . .           5,674             (26,332)
     Accretion of interest on deferred payment obligations. .          37,200
    Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . .        (571,281)           (289,304)
     Refundable federal income taxes. . . . . . . . . . . . .          (7,635)             96,388
     Prepaid expenses and other assets. . . . . . . . . . . .         (18,965)           (130,724)
     Other assets . . . . . . . . . . . . . . . . . . . . . .         (70,902)
     Trade accounts payable and accrued expenses. . . . . . .          (9,219)            201,352
                                                                   ----------          ----------

       Cash provided by operating activities. . . . . . . . .         203,149             351,075

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . .        (411,058)           (176,106)
     Deposits . . . . . . . . . . . . . . . . . . . . . . . .             450              (3,716)
     Loans and advances to related parties. . . . . . . . . .         (23,166)              2,480
     Repayment from related parties . . . . . . . . . . . . .          44,028              (1,749)
     Net advances to joint venture. . . . . . . . . . . . . .                             (31,545)
                                                                   ----------          ----------

       Cash used in investing activities. . . . . . . . . . .        (389,746)           (210,636)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock under stock options . . . . . .         181,250                   -
     Principal payments under long-term debt obligations. . .         (13,545)               (491)
                                                                   ----------          ----------
       Cash provided by (used in) financing activities. . . .         167,705                (491)


     Increase (decrease) in cash and cash equivalents . . . .         (18,892)            139,948
     Cash and cash equivalents at beginning of year . . . . .       3,472,990           7,500,188
                                                                   ----------          ----------

     Cash and cash equivalents at end of period . . . . . . .      $3,454,098          $7,640,136
                                                                   ----------          ----------
                                                                   ----------          ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest . . . . . . . . . . . . . . . . .      $    1,507          $    2,153
                                                                   ----------          ----------
                                                                   ----------          ----------

     Cash paid for taxes. . . . . . . . . . . . . . . . . . .      $  148,067          $   32,489
                                                                   ----------          ----------
                                                                   ----------          ----------
NON-CASH FINANCING ACTIVITY:
     Receivable for exercise of stock options -
          collected in April, 1998. . . . . . . . . . . . . .      $        -          $   22,500
                                                                   ----------          ----------
                                                                   ----------          ----------

            See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three months ended March 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                MARCH 31,       DECEMBER 31,
                                                  1999              1998
                                               ----------        ----------
     Computer equipment and software . .       $2,752,211        $2,466,334
     Office equipment and furniture. . .        1,514,395         1,457,109
     Leasehold improvements. . . . . . .          360,018           292,123
     Less accumulated depreciation and
          amortization . . . . . . . . .       (1,309,602)       (1,100,658)
                                               ----------        ----------
                                               $3,317,022        $3,114,908
                                               ----------        ----------
                                               ----------        ----------

    Depreciation and amortization expense of property and equipment for the three months ended March 31, 1999 and 1998 was $208,944 and $93,250, respectively.


3.  INCOME TAXES

    The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                        1999                1998
                                                      --------            --------
Tax provision (at statutory rate) . . . . . .         $218,678            $192,709
Other, principally change of estimate . . . .            6,981             (31,467)
State income tax (net of federal benefit) . .           15,810              12,602
                                                      --------            --------
      Total . . . . . . . . . . . . . . . . .         $241,469            $173,844
                                                      --------            --------
                                                      --------            --------

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.  EARNINGS PER SHARE

Basic EPS was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and diluted EPS included these shares plus common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are anti-dilutive).

    The following is reconciliation of the weighted average number of shares outstanding during the period for basic and diluted earnings per share.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                  1999                1998
                                                ---------           ---------
     Basic . . . . . . . . . . . . . . .        2,756,147           2,740,339
     Net effect of dilutive stock
       options . . . . . . . . . . . . .           33,888             118,152
                                                ---------           ---------
     Diluted . . . . . . . . . . . . . .        2,790,035           2,858,491
                                                ---------           ---------
                                                ---------           ---------
     Total options and warrants
          outstanding. . . . . . . . . .          667,257             589,590
     Options and warrants not
          considered because effects
          of inclusion would be
          anti-dilutive . . . . . . . . .         277,590             267,090

5.  CONTINGENCIES

    In 1996, the Company was named as a garnishee in a lawsuit against its largest shareholder. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expenses. Additionally, the Company was named in a lawsuit filed by two former employees (the "former employees") claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company, as well as other damages for breach of contract and various other allegations. The Company had filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. All parties involved entered into a settlement on April 15, 1999. Key terms of the settlement included, among other things, (a) the former employees transferring 35,000 shares of the Company's common stock to the Company, (b) the Company paying $20,000 to the former employees and their attorney, (c) the Company obtaining a $5,000,000 judgment against one of the former employees which will not be enforced and will expire in nine months provided that the former employees abide by the terms of the settlement agreement, (d) the former employees agreeing not to solicit any of the Company's employees or customers for a period of two years, and (e) the parties executing mutual releases of all claims against each of the parties involved. The Company is also involved in certain other litigation and disputes. With respect to all the aforementioned matters, management believes the claims are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.  INTANGIBLES

                                               AMORTIZATION         MARCH 31,      DECEMBER 31,
                                                  PERIOD              1999             1998
                                               ------------        ----------      ------------

Non-compete agreements . . . . . . . . . . .        3 years        $   50,000       $   50,000
Goodwill . . . . . . . . . . . . . . . . . .     5-20 years         3,823,621        3,648,096
                                                                   ----------       ----------
                                                                    3,873,621        3,698,096
Accumulated amortization . . . . . . . . . .                         (113,152)         (51,171)
                                                                   ----------       ----------
                                                                   $3,760,469       $3,646,925
                                                                   ----------       ----------
                                                                   ----------       ----------

    Amortization of intangibles for the three months ended March 31, 1999 and 1998 was $61,981 and $0, respectively.

8.  JOINT VENTURE OPERATIONS

    During January 1995 the Company entered into a joint venture agreement with Carter Financial Services, Inc., ("CFSI") for the purpose of primarily providing personnel services to certain businesses requiring minority suppliers. CFSI is a minority operated corporation which, because of its status, supplies services to clients requiring a certain portion of its business to be allocated to minority owned and operated vendors. The Company provided CFSI with substantially all of its personnel and contract labor on a subcontractor basis at cost. Through December 31, 1998, the Company had a 49% ownership interest in the joint venture and was allocated 65% of the net income or loss resulting from the joint venture operations. Effective January 20, 1999, the joint venture was terminated and the Company acquired substantially all of the assets including an additional 35% income interest in the Atlanta and Chicago operations and assumed certain liabilities of the joint venture. The excess of the liabilities assumed over the assets acquired, approximately $170,000, has been recorded as goodwill and will be amortized over five years. Pro forma income statement information is not provided as the effect of acquiring the 35% interest is not material in relation to the consolidated operations of the Company.

9.  SEGMENT INFORMATION

    The Company's segment information has been presented in two reportable segments--staffing services and training. The staffing services segment consists of three functional lines--permanent placement, specialty services and contract placement. The training segment provides principally information technology training to its clients' employees and the Company's applicant pool on a fee basis. The Company is organized primarily on the basis of these segments with three operating subsidiaries engaged in the staffing services segment and two operating subsidiaries engaged in the training segment.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  SEGMENT INFORMATION (CONTINUED)

    The table below presents information about reported segments for the quarters ending March 31:

                                                                          1999           1998
                                                                      -------------  -------------
Net service revenues
  Staffing services.................................................  $  11,677,130  $   8,912,794
  Training..........................................................        398,456         55,699
                                                                      -------------  -------------
  Total segment.....................................................     12,075,586      8,968,493

  Inter-segment.....................................................        (11,227)        (1,260)
                                                                      -------------  -------------
                                                                      $  12,064,359  $   8,967,233
                                                                      -------------  -------------
                                                                      -------------  -------------
Gross margin
  Staffing services.................................................  $   3,482,520  $   2,595,334
  Training..........................................................        138,030          9,897
                                                                      -------------  -------------
                                                                      $   3,620,550  $   2,605,231
                                                                      -------------  -------------
                                                                      -------------  -------------
Selling, general and administrative expenses
  Staffing services.................................................  $   2,651,984  $   2,076,077
  Training..........................................................        339,865         68,670
                                                                      -------------  -------------
                                                                      $   2,991,849  $   2,144,747
                                                                      -------------  -------------
                                                                      -------------  -------------
Income before income taxes
  Staffing services.................................................  $     823,078  $     608,491
  Training..........................................................       (198,285)       (57,893)
                                                                      -------------  -------------
                                                                      $     624,793  $     550,598
                                                                      -------------  -------------
                                                                      -------------  -------------
Loss from joint venture operations
  Staffing services.................................................  $          --  $     (13,623)
  Training..........................................................             --             --
                                                                      -------------  -------------
                                                                      $          --  $     (13,623)
                                                                      -------------  -------------
                                                                      -------------  -------------
Investment in and advances to joint venture
  Staffing services.................................................  $          --  $     244,560
  Training..........................................................             --             --
                                                                      -------------  -------------
                                                                      $          --  $     244,560
                                                                      -------------  -------------
                                                                      -------------  -------------
Total assets
  Staffing services.................................................  $  12,062,158  $   8,062,895
  Training..........................................................        941,467         49,306
                                                                      -------------  -------------
  Total segment.....................................................     13,003,625      8,112,201
  Not allocated to segments.........................................      6,037,233      7,652,012
                                                                      -------------  -------------
                                                                      $  19,040,858  $  15,764,213
                                                                      -------------  -------------
                                                                      -------------  -------------

    Corporate expenses (those not directly related to segment operations) are allocated to the segments based upon net service revenues. Depreciation expense and interest income and expense are not allocated directly to the segments, but are included in the allocation of corporate expenses. Property and equipment are included in the assets not allocated to segments. Net Service Revenues from one customer represented approximately 14% and 15% of total staffing services revenues in the first quarter of 1999 and 1998, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    Net service revenues increased approximately $3.1 million or 34.5% to $12.1 million in the first quarter of 1999, compared to $9.0 million for the comparable 1998 quarter. The increase in net service revenues was attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines. Net service revenues for the staffing services segment of the business increased approximately $2.8 million or 31.0% to $11.7 million in the first quarter of 1999, compared to $8.9 million in the first quarter of 1998. Approximately $1.9 million or 21.2% of this increase was the result of the Company's October 1998 acquisition of the Texcel companies. Permanent placement revenues increased approximately $1.7 million or 35.5% to $6.5 million in the first quarter of 1999 compared to $4.8 million in the first quarter of 1998. Specialty service revenues increased approximately $233,000 or 14.2% to $1.9 million in the first quarter of 1999, compared to $1.6 million in the first quarter of 1998. Contract placement revenues increased approximately $833,000 or 33.5% to $3.3 million in the first quarter of 1999, compared to $2.5 million in the first quarter of 1998. Training segment revenues increased approximately $343,000 or 615% to approximately $398,000 in the first quarter of 1999 compared to $56,000 for the comparable 1998 quarter. The Company significantly increased its training capacity in the second quarter of 1998. There were inter-segment revenues (training to staffing services) of approximately $11,000 in the first quarter of 1999 and approximately $1,000 in the first quarter of 1998.

    Gross margin increased approximately $1.0 million or 38.6% to $3.6 million in the first quarter of 1999, compared to $2.6 million in the first quarter of 1998. Gross margin as a percentage of net service revenues increased to approximately 29.9% in the first quarter of 1999 compared to approximately 29.0% in the first quarter of 1998. Gross margin for the staffing services segment of the business increased approximately $887,000 or 34.2% to $3.5 million in the first quarter of 1999, compared to $2.6 million in the first quarter of 1998. Approximately $610,000 or 23.5% of this increase was the result of the Company's October 1998 acquisition of the Texcel companies. Gross margin as a percentage of net service revenues for the staffing services segment increased to approximately 29.8% in the first quarter of 1999 compared to approximately 29.1% in the comparable 1998 quarter. Gross margin for the training segment of the business was approximately $138,000 in the first quarter of 1999 compared to approximately $10,000 in the comparable 1998 quarter. Gross margin as a percentage of net service revenues for the training segment was 34.6% in the first quarter of 1999 compared to 17.8% in the comparable 1998 quarter.

    Selling, general and administrative expenses increased approximately $837,000 or 39.1% to $3.0 million in the first quarter of 1999, compared to $2.1 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 24.7% in the first quarter of 1999 compared to approximately 23.9% in the first quarter of 1998. Selling general and administrative expenses for the Staffing Services segment of the business increased approximately $576,000 or 27.7% to $2.7 million in the first quarter of 1999, compared to $2.1 million in the first quarter of 1998. Approximately $494,000 or 23.8% of this increase was the result of the Company's acquisition of the Texcel companies in October 1998. Selling, general and administrative expenses as a percentage of net service revenues for the staffing services segment was approximately 22.7% in the first quarter of 1999 compared to 23.3% in the comparable 1998 quarter. Selling, general and administrative expenses for the training segment of the business were approximately $340,000 or 85.3% of net service revenues for the training segment in the first quarter of 1999. The Company reported minimal training segment revenues in the first quarter of 1998.

    Other income (expense) resulted in expense of $4,000 in the first quarter of 1999 compared to income of $90,000 in the comparable 1998 quarter. The income in 1998 resulted primarily from interest on proceeds from the Company's October 1997 public offering partially offset by a loss of approximately $14,000 from joint venture operations. The expense in 1999 resulted primarily from interest expense of approximately $37,000 on deferred payment obligations related to the Company's October 1998 acquisition of the Texcel companies offset by reduced interest income on the remaining public offering proceeds.

    Income before income tax and extraordinary item increased approximately $74,000 or 13.5% to approximately $625,000 in the first quarter of 1999 compared to approximately $551,000 in the first quarter of 1998. Income before income tax and extraordinary item for the staffing services segment of the business increased approximately $215,000 or 35.3% to $823,000 in the first quarter of 1999 compared to $608,000 in the first quarter of 1998. Income before income tax and extraordinary item for the training segment of the business resulted in a loss of approximately $198,000 in the first quarter of 1999 compared to a loss of approximately $58,000 in the comparable 1998 quarter. The Company reported minimal training segment revenues in the first quarter of 1998 and significantly increased its training capacity in the second quarter of 1998.

    Income tax expense was approximately $241,000 in the first quarter of 1999, compared to approximately $174,000 in the first quarter of 1998. The Company's effective tax rate for the first quarter of 1999 and 1998 was approximately 39% and 32%, respectively.

    Net income increased approximately $7,000 or 1.7% to $383,000 in the first quarter of 1999, compared to approximately $377,000 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was approximately $7.1 million at March 31, 1999 compared to $6.5 million at December 31, 1998. The increase in working capital of approximately $643,000 was primarily attributable to the profitable operations of the Company.

    Cash flow provided by operating activities of approximately $203,000 resulted primarily from the profitable operations of the Company. The Company made capital expenditures of approximately $411,000 in the first quarter of 1999, primarily to continue to improve its computer systems, its applicant database and to support its back office operations.

    The Company continues to evaluate various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that funds remaining from its 1997 public offering and cash flows from operations will provide adequate liquidity to fund its internal 1999 growth plans and operations for the foreseeable future. The Company's internal 1999 growth plans include the expansion and improvement of its applicant database and back office and the expansion and opening of new profit centers in cities in which the Company has existing offices. In addition, the Company continues to pursue avenues for growth including but not limited to possible strategic acquisitions. The Company will be required to obtain additional financing through either debt or equity in order to consummate additional significant acquisitions.

    Inflation has not had a significant effect on the Company's operating results.

YEAR 2000 ISSUE

    As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue".) This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

    The Company has made an assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company has purchased new accounting and back office software, which is Year 2000 compliant. The cost of the software was approximately $150,000, and implementation costs are estimated to be an additional $60,000. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. The Company has also initiated communications with its significant suppliers, landlords and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

    Statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of litigation expenses; the level of developmental expenses; the effects of the Year 2000 issue; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not Applicable.

                            PART II OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

The Company was named in a lawsuit filed by two former employees (the "former employees") claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company, as well as other damages for breach of contract and various other allegations. The Company had filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. All parties involved entered into a settlement on April 15, 1999. Key terms of the settlement included, among other things,
(a) the former employees transferring 35,000 shares of the Company's common stock to the Company, (b) the Company paying $20,000 to the former employees and their attorney, (c) the Company obtaining a $5,000,000 judgment against one of the former employees which will not be enforced and will expire in nine months provided that the former employees abide by the terms of the settlement agreement, (d) the former employees agree not to solicit any of the Company's employees or customers for a period of two years, and (e) the parties executing mutual releases of all claims against each of the parties involved.

ITEM 2.   CHANGES IN SECURITIES

    Not Applicable.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

    Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5.   OTHER INFORMATION

    Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    A.    Exhibits

          10.1 Note purchase Agreement dated as of January 12, 1999, by and among the Company, Compass Bank and DCRI L.P. No. 2, Inc. (Incorporated by reference from the Company's Form 8-K filed with the SEC on January 28, 1999.)

          10.2 Bank Transaction Agreement dated as of January 12, 1999 by and among the Company, DCRI L.P. No. 2, Inc. and J. Michael Moore. (Incorporated by reference from the Company's Form 8-K filed with the SEC on January 28, 1999.)

          27     Financial Data Schedule

    B.    Reports on Form 8-K

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

                            DIVERSIFIED CORPORATE RESOURCES, INC.
                                         Registrant



DATE:  May 14, 1999         By:         /s/ J. Michael Moore
                                        --------------------

                                        J. Michael Moore
                                        CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)


DATE:  May 14, 1999         By:         /s/ M. Ted Dillard
                                        ------------------

                                        M. Ted Dillard
                                        PRESIDENT AND SECRETARY


DATE:  May 14, 1999         By:         /s/ Douglas G. Furra
                                        --------------------

                                        Douglas G. Furra
                                        CHIEF FINANCIAL OFFICER
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)