Form 10-Q
period 1999-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1999-08-16
CIK 779226

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q



                                          (Mark One)

          [ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934
                        For the Quarterly Period Ended June 30, 1999

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

Number of shares of common stock of the registrant outstanding on June 30, 1999, was 2,726,397.

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
ASSETS:                                            (Unaudited)
----------------------------------------------     -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 3,165,952     $ 3,472,990
   Trade accounts receivable, less allowance
      for doubtful accounts of approximately
      $688,000 and $734,000, respectively            7,379,357       6,780,639
   Receivables from related parties                     28,701          52,756
   Prepaid expenses and other current assets           356,346         302,004
   Federal income taxes receivable                     133,974          48,094
   Deferred income taxes                               304,325         374,292
                                                   -----------     -----------
      TOTAL CURRENT ASSETS                          11,368,655      11,030,775

PROPERTY AND EQUIPMENT, NET                          3,303,924       3,114,908

OTHER ASSETS:
   Intangibles, net                                  3,700,826       3,646,925
   Investment in and advances to joint venture               -         377,127
   Deferred income taxes                                     -         123,004
   Other                                               323,642         149,439
                                                   -----------     -----------
                                                   $18,697,047     $18,442,178
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-----------------------------------------------
CURRENT LIABILITIES:
   Trade accounts payable and accrued expenses     $ 3,449,348     $ 3,853,681
   Current maturities of capital lease
      obligations                                       24,032          43,824
   Current maturities of long-term debt                691,007         665,169
                                                   -----------     -----------
      TOTAL CURRENT LIABILITIES                      4,164,387       4,562,674

DEFERRED LEASE RENTS                                    74,163          59,522

LONG-TERM DEBT:
   Capital lease obligations, net of current
      maturities                                        16,469          23,766
   Long-term debt, net of current maturities         1,227,487       1,178,924
   Deferred income taxes                                 2,413               -
                                                   -----------     -----------
      TOTAL LONG-TERM DEBT                           1,246,369       1,202,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 1,000,000
      shares authorized, none issued                         -               -
   Common stock, $.10 par value; 10,000,000
      shares authorized, 3,249,946 and 3,177,446
      shares issued, respectively                      324,995         317,745
   Additional paid-in capital                       12,125,034      11,927,899
   Retained earnings                                 2,370,378       1,936,736
   Common stock held in treasury (523,549 and
      483,549 shares, respectively), at cost        (1,369,890)     (1,349,865)
   Receivables from related parties                   (238,389)       (215,223)
                                                   -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                    13,212,128      12,617,292
                                                   -----------     -----------
                                                   $18,697,047     $18,442,178
                                                   ===========     ===========

               See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    For the Three Months Ended    For the Six Months Ended
                                             June 30,                     June 30,
                                    --------------------------    -------------------------
                                       1999           1998             1999          1998
                                    -----------    -----------    ------------  -----------
Net Service Revenues:
   Permanent placement              $ 6,734,969    $ 5,751,129    $13,216,272   $10,533,741
   Specialty services                 1,761,251      1,648,013      3,636,229     3,290,188
   Contract placement                 3,207,591      2,988,941      6,528,440     5,476,949
   Training                             395,009        156,108        782,238       210,547
                                    -----------    -----------    -----------   -----------
                                     12,098,820     10,544,191     24,163,179    19,511,425
Cost of Services                      8,718,427      7,269,208     17,173,463    13,632,471
                                    -----------    -----------    -----------   -----------
Gross Margin                          3,380,393      3,274,983      6,989,716     5,878,954
                                    -----------    -----------    -----------   -----------
Selling, General and
   Administrative Expenses:
   Selling, general and
     administrative expenses,
     exclusive of depreciation and
     amortization expense            (2,987,783)    (2,345,002)    (5,697,480)   (4,395,239)
   Depreciation and amortization
      expense                          (300,741)      (126,736)      (571,667)     (219,986)
                                    -----------    -----------    -----------   -----------
                                     (3,288,524)    (2,471,738)    (6,269,147)   (4,615,225)
                                    -----------    -----------    -----------   -----------
Other Income (Expenses):
   Loss from joint venture
      operations                              -        (12,586)             -       (26,209)
   Interest income (expense), net        (5,773)        92,187         (9,681)      189,924
   Other, net                                 -             19              -         6,019
                                    -----------    -----------    -----------   -----------
                                         (5,773)        79,620         (9,681)      169,734
                                    -----------    -----------    -----------   -----------
Income Before Income Taxes               86,096        882,865        710,888     1,433,463

Income Tax Expense                      (35,777)      (331,861)      (277,246)     (505,705)
                                    -----------    -----------    -----------   -----------
      Net Income                    $    50,319    $   551,004    $   433,642   $   927,758
                                    ===========    ===========    ===========   ===========



Basic Earnings Per Share            $       .02    $       .20    $       .16   $       .34
                                    ===========    ===========    ===========   ===========

Weighted Average Common
   Shares Outstanding                 2,732,166      2,747,597      2,744,157     2,743,968
                                    ===========    ===========    ===========   ===========

Diluted Earnings Per Share          $       .02    $       .19    $       .16   $       .32
                                    ===========    ===========    ===========   ===========

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                        2,764,763      2,912,200      2,777,399     2,885,346
                                    ===========    ===========    ===========   ===========

                      See notes to consolidated financial statements.

                     DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       1999          1998
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  433,642    $  927,758
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization                                    571,667       219,986
      Provision for allowances                                         (46,097)       45,719
      Income tax effect of options exercised                            22,744        28,874
      Equity in loss of joint venture                                        -        26,209
      Deferred income taxes                                            195,384        67,482
      Deferred lease rents                                              14,641        20,187
      Accretion of interest on deferred payment obligations             73,611             -
   Changes in operating assets and liabilities:
      Accounts receivable                                             (331,397)   (1,184,825)
      Refundable federal income taxes                                  (85,880)      201,436
      Prepaid expenses and other assets                               (231,723)     (143,153)
      Trade accounts payable and accrued expenses                     (418,750)       37,391
      Federal income taxes payable                                           -       156,981
                                                                    ----------    ----------
         Cash provided by operating activities                         197,842       404,045

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (638,335)     (869,163)
   Business acquisition costs                                                -       (58,873)
   Deposits                                                             (2,751)      (32,915)
   Loans and advances to related parties                               (23,166)      (20,000)
   Repayment from related parties                                       24,055         5,024
   Net advances to joint venture                                             -      (107,805)
                                                                    ----------    ----------

         Cash used in investing activities                            (640,197)   (1,083,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock under stock options                        181,641        22,500
   Repurchase of treasury stock                                        (20,025)            -
   Principal payments under long-term debt obligations                 (26,299)       (6,656)
                                                                    ----------    ----------
         Cash provided by financing activities                         135,317        15,844

   Decrease in cash and cash equivalents                              (307,038)     (663,843)
   Cash and cash equivalents at beginning of year                    3,472,990     7,500,188
                                                                    ----------    ----------
         Cash and cash equivalents at end of period                 $3,165,952    $6,836,345
                                                                    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                           $        -    $    3,915
                                                                    ==========    ==========
   Cash paid for taxes                                              $  257,077    $  148,826
                                                                    ==========    ==========
NON-CASH FINANCING ACTIVITY:
   Receivable for exercise of stock options -
      collected in April, 1998                                      $        -    $   22,500
                                                                    ==========    ==========

                          See notes to consolidated financial statements.

                      DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and six months ended June 30, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.


2.   PROPERTY AND EQUIPMENT

Property and equipment consist of:

                                                    June 30,     December 31,
                                                      1999          1998
                                                  -----------    -----------
Computer equipment and software                   $ 2,950,765    $ 2,466,334
Office equipment and furniture                      1,525,859      1,457,109
Leasehold improvements                                377,277        292,123
Less accumulated depreciation and amortization     (1,549,977)    (1,100,658)
                                                  -----------    -----------
                                                  $ 3,303,924    $ 3,114,908
                                                  ===========    ===========


Depreciation and amortization expense of property and equipment for the three months ended June 30, 1999 and 1998 was $240,374 and $125,683, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 1999 and 1998 was $449,319 and $218,933, respectively.


3.  INCOME TAXES

The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                             For the Three Months     For the Six Months
                                                     Ended                  Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                                1999       1998         1999       1998
                                             ---------  ---------    ---------  ---------
Tax provision (at statutory rate)            $  30,134  $ 309,003    $ 248,811  $ 501,712
Other, principally change of estimate                -          -            -    (31,467)
State income tax (net of federal benefit)        5,643     22,858       28,435     35,460
                                             ---------  ---------    ---------  ---------
   Total                                     $  35,777  $ 331,861    $ 277,246  $ 505,705
                                             =========  =========    =========  =========

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.  EARNINGS PER SHARE

Basic Earnings Per Share was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted Earnings Per Share included these shares plus common stock equivalents outstanding during the year (common stock equivalents are excluded if the effects of inclusion are anti-dilutive.) Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted earnings per share.

                                             For the Three Months     For the Six Months
                                                     Ended                  Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                                1999       1998         1999       1998
                                             ---------  ---------    ---------  ---------
Basic                                        2,732,166  2,747,597    2,744,157  2,743,968
Net effect of dilutive stock options            32,597    164,603       33,242    141,378
                                             ---------  ---------    ---------  ---------
   Total                                     2,764,763  2,912,200    2,777,399  2,885,346
                                             =========  =========    =========  =========

Total options and warrants outstanding         667,257    826,257      667,257    826,257

Options and warrants not considered
   because effects of inclusion would
   be anti-dilutive                            277,590     82,590      277,590     82,590


5.  CONTINGENCIES

In 1996, the Company was named as a garnishee in a lawsuit against its largest shareholder. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expenses. Additionally, the Company was named in a lawsuit filed by two former employees (the "former employees") claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company, as well as other damages for breach of contract and various other allegations. The Company had filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. All parties involved entered into a settlement on April 15, 1999. Key terms of the settlement included, among other things, (a) the former employees transferring 35,000 shares of the Company's common stock to the Company, (b) the Company paying $20,000 to the former employees and their attorney, (c) the Company obtaining a $5,000,000 judgment against one of the former employees which will not be enforced and will expire on January 15, 2000 provided that the former employees abide by the terms of the settlement agreement, (d) the former employees agreeing not to solicit any of the Company's employees or customers for a period of two years, and (e) the parties executing mutual releases of all claims against each of the parties involved. The Company is also involved in certain other litigation and disputes. With respect to all the aforementioned matters, management believes the claims are without merit and has concluded that the ultimate resolution of such will not have a material effect on the Company's consolidated financial statements.


6.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.  INTANGIBLES

                                 Amortization      June 30,     December 31,
                                    Period           1999          1998
                                 ------------    -----------    -----------
Non-compete agreements               3 years     $    50,000    $    50,000
Goodwill                          5-20 years       3,824,345      3,648,096
                                                 -----------    -----------
                                                   3,874,345      3,698,096
Accumulated amortization                            (173,519)       (51,171)
                                                 -----------    -----------
                                                 $ 3,700,826    $ 3,646,925
                                                 ===========    ===========


Amortization of intangibles for the three months ended June 30, 1999 and 1998 was $60,367 and $1,053, respectively. Amortization of intangibles for the six months ended June 30, 1999 and 1998 was $122,348 and $1,053, respectively.


8. BUSINESS ACQUISITION

On August 6, 1999, the Company completed the acquisition of all of the outstanding stock of MOUNTAIN, LTD.-TM- ("Mountain"). The purchase price consists of approximately $2,430,000 in cash, 75,000 shares of the Company's Common Stock (subject to a lock-up agreement) and three annual deferred payments of approximately $1,180,000 each, beginning October 1, 2000. The deferred payments will be reduced up to 50% each if certain levels of profitability are not maintained. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry. Mountain had revenues (unaudited) of approximately $12,700,000 for the twelve months ended June 30, 1999.

9. LINE OF CREDIT

On July 8, 1999, the Company entered into a revolving line of credit agreement with Compass Bank. The agreement calls for borrowings of up to $4,500,000. The borrowings will be collateralized by the Company's accounts receivable and other assets and will be based upon a borrowing base as defined in the agreement. Outstanding balances will bear interest at the bank's index rate unless the Company elects the LIBOR base rate plus 2 1/4% for specific advances under the agreement. Interest is payable quarterly and all outstanding principal and interest is due June 30, 2000.


10. SEGMENT INFORMATION

The Company's segment information has been presented in two reportable segments; staffing services and training. The staffing services segment consists of three functional lines; permanent placement, specialty services and contract placement. The training segment provides principally information technology training to its clients' employees and the Company's applicant pool on a fee basis. The Company is organized primarily on the basis of these segments with three operating subsidiaries engaged in the staffing services segment and two operating subsidiaries engaged in the training segment.

The table on the following page presents information about reported segments for the quarters ending June 30.

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9. SEGMENT INFORMATION (Continued)

                                     For the Three Months Ended     For the Six Months Ended
                                               June 30,                     June 30,
                                     --------------------------    --------------------------
                                         1999          1998            1999          1998
                                     ------------  ------------    ------------  ------------
Net Service Revenues:
   Staffing Services                 $ 11,704,761  $ 10,388,083    $ 23,381,891  $ 19,300,878
   Training                               397,097       155,928         795,553       211,627
                                     ------------  ------------    ------------  ------------
      Total Segment                    12,101,858    10,544,011      24,177,444    19,512,505
      Inter-Segment                        (3,038)          180         (14,265)       (1,080)
                                     ------------  ------------    ------------  ------------
                                     $ 12,098,820  $ 10,544,191    $ 24,163,179  $ 19,511,425
                                     ============  ============    ============  ============
Gross Margin:
   Staffing Services                 $  3,271,627  $  3,212,857    $  6,754,147  $  5,808,191
   Training                               111,804        61,946         249,834        71,843
                                     ------------  ------------    ------------  ------------
      Total Segment                     3,383,431     3,274,803       7,003,981     5,880,034
      Inter-Segment                        (3,038)          180         (14,265)       (1,080)
                                     ------------  ------------    ------------  ------------
                                     $  3,380,393  $  3,274,983    $  6,989,716  $  5,878,954
                                     ============  ============    ============  ============
Selling, General and
   Administrative Expenses:
   Staffing Services                 $  2,945,233  $  2,356,656    $  5,597,174  $  4,433,730
   Training                               346,329       114,902         686,237       182,575
                                     ------------  ------------    ------------  ------------
      Total Segment                     3,291,562     2,471,558       6,283,411     4,616,305
      Inter-Segment                        (3,038)          180         (14,265)       (1,080)
                                     ------------  ------------    ------------  ------------
                                     $  3,288,524  $  2,471,738    $  6,269,146  $  4,615,225
                                     ============  ============    ============  ============
Income Before Income Taxes:
   Staffing Services                 $    319,608  $    931,796    $  1,142,735  $  1,539,792
   Training                              (233,512)      (48,931)       (431,846)     (106,329)
                                     ------------  ------------    ------------  ------------
                                     $     86,096  $    882,865    $    710,889  $  1,433,463
                                     ============  ============    ============  ============
Loss from Joint Venture Operations:
   Staffing Services                 $          -  $    (12,586)   $          -  $    (26,209)
   Training                                     -             -               -             -
                                     ------------  ------------    ------------  ------------
                                     $          -  $    (12,586)   $          -  $    (26,209)
                                     ============  ============    ============  ============
Investment In and Advances to
   Joint Venture:
   Staffing Services                 $          -  $    308,234    $          -  $    308,234
   Training                                     -             -               -             -
                                     ------------  ------------    ------------  ------------
                                     $          -  $    308,234    $          -  $    308,234
                                     ============  ============    ============  ============
Total Assets:
   Staffing Services                 $ 11,657,522  $ 10,517,515    $ 11,657,522  $ 10,517,515
   Training                               933,292        70,030         933,292        70,030
                                     ------------  ------------    ------------  ------------
      Total Segment                    12,590,814    10,587,545      12,590,814    10,587,545
      Not Allocated to Segments         6,106,233     5,929,327       6,106,233     5,929,327
                                     ------------  ------------    ------------  ------------
                                     $ 18,697,047  $ 16,516,872    $ 18,697,047  $ 16,516,872
                                     ============  ============    ============  ============


Corporate expenses (those not directly related to segment operations) are allocated to the segments based upon net service revenues. Depreciation expense and interest income and expense are not allocated directly to the segments, but are included in the allocation of corporate expenses. Property and equipment are included in the assets not allocated to segments. Net Service Revenues from one customer represented approximately 12% and 11% of total staffing services revenues in the second quarter of 1999 and 1998, respectively. Revenues from that same customer represented approximately 13% of total staffing services revenues in the six months ended June 30, 1999 and 1998.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net service revenues increased approximately $1.6 million, or 14.7%, to $12.1 million in the second quarter of 1999, compared to $10.5 million for the comparable 1998 quarter, reflecting the positive contribution of the October 1998 acquisition of Texcel, Inc. and Texcel Technical Services, Inc. (collectively, "Texcel"). Excluding the operations of Texcel, net service revenues decreased approximately $448,000, or 4.2%, in the second quarter of 1999. This decrease reflects a softness in certain markets of the Company's permanent and specialty placement businesses. Net service revenues for the staffing services segment of the business increased approximately $1.3 million, or 12.7%, to $11.7 million in the second quarter of 1999, compared to $10.4 million in the second quarter of 1998. Permanent placement revenues increased approximately $984,000, or 17.1%, to $6.7 million in the second quarter of 1999 compared to $5.8 million in the second quarter of 1998. Specialty service revenues increased approximately $113,000, or 6.9%, to $1.8 million in the second quarter of 1999, compared to $1.6 million in the second quarter of 1998. Contract placement revenues increased approximately $219,000, or 7.3%, to $3.2 million in the second quarter of 1999, compared to $3.0 million in the second quarter of 1998. Texcel contributed $2.0 million, or 16.5%, of net service revenues and 17.1% of net staffing services revenues. Additionally, Texcel contributed $1.6 million, or 24.1%, of permanent placement revenues and $380,000, or 21.6%, of specialty service revenues. Contract placement and training revenues were not affected by the Texcel acquisition. Training segment revenues increased approximately $241,000, or 155%, to approximately $397,000 in the second quarter of 1999 compared to $156,000 for the comparable 1998 quarter. In June of 1998, the Company expanded its training operations at its corporate headquarters and acquired Alliance Training Center. There were inter-segment revenues (training to staffing services) of approximately $3,000 in the second quarter of 1999 and were minimal in the second quarter of 1998.

Gross margin increased approximately $105,000, or 3.2%, to $3.4 million in the second quarter of 1999, compared to $3.3 million in the second quarter of 1998. Gross margin as a percentage of net service revenues decreased to approximately 27.9% in the second quarter of 1999 compared to approximately 31.1% in the second quarter of 1998. The decrease in gross margin percentage is primarily the result of a softening in permanent and specialty placements in some of the Company's highest margin locations. Gross margin for the staffing services segment of the business increased approximately $59,000, or 1.8%, to $3.3 million in the second quarter of 1999, compared to $3.2 million in the second quarter of 1998. A contribution of approximately $600,000, or 18.3%, was the result of the operations of Texcel. Gross margin as a percentage of net service revenues for the staffing services segment decreased to approximately 28.0% in the second quarter of 1999 compared to approximately 30.9% in the comparable 1998 quarter. Gross margin for the training segment of the business was approximately $112,000 in the second quarter of 1999 compared to approximately $62,000 in the comparable 1998 quarter. Gross margin as a percentage of net service revenues for the training segment was 28.2% in the second quarter of 1999 compared to 39.7% in the comparable 1998 quarter.

Selling, general and administrative expenses increased approximately $817,000, or 33.0%, to $3.3 million in the second quarter of 1999, compared to $2.5 million in the second quarter of 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 27.2% in the second quarter of 1999 compared to approximately 23.4% in the second quarter of 1998. Contributing to the increase in selling, general and administrative expense, depreciation and amortization expense increased by approximately $174,000,or 137.3%, to $301,000 in the second quarter of 1999, compared to $127,000 in the second quarter of 1998. The increase was the result of depreciation associated with increased capital expenditures to support the Company's growth and amortization related to the Company's acquisition of Texcel in October 1998. Selling, general and administrative expenses for the staffing services segment of the business increased approximately $589,000, or 25.0%, to $2.9 million in the second quarter of 1999, compared to $2.4 million in the second quarter of 1998. Approximately $410,000, or 13.9%, was the result of the operations of Texcel. Selling, general and administrative expenses as a percentage of net service revenues for the staffing services segment was approximately 25.2% in the second quarter of 1999 compared to 22.7% in the comparable 1998 quarter. Selling general and administrative expenses for the training services segment of the business increased approximately $231,000, or 201%, to $346,000 in the second quarter of 1999, compared to approximately $115,000 in the second quarter of 1998, as a result of the increased training capacity. Selling, general and administrative expenses as a percentage of net service revenues for the training services segment was approximately 87.2% in the second quarter of 1999 compared to 73.7% in the comparable 1998 quarter.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other income (expense) resulted in expense of approximately $6,000 in the second quarter of 1999 compared to income of $80,000 in the comparable 1998 quarter. The expense in 1999 resulted primarily from interest expense of approximately $36,000 on deferred payment obligations related to the Company's acquisition of Texcel in October 1998 offset by interest income on the remaining proceeds from the Company's October 1997 public offering. The income in 1998 resulted primarily from interest on the public offering proceeds, partially offset by a loss of approximately $13,000 from joint venture operations.

As a result of the above, income before income taxes decreased approximately $797,000, or 90.2%, to approximately $86,000 in the second quarter of 1999 compared to approximately $883,000 in the second quarter of 1998. Income before income tax for the staffing services segment of the business decreased approximately $612,000, or 65.7%, to $320,000 in the second quarter of 1999 compared to $932,000 in the second quarter of 1998. As a result of the Company's continued expansion of its training operation, including its application to acquire proprietary school status at its Dallas location, income before income taxes for the training segment of the business resulted in a loss of approximately $234,000 in the second quarter of 1999 compared to a loss of approximately $49,000 in the comparable 1998 quarter.

Income tax expense was approximately $36,000 in the second quarter of 1999, compared to approximately $332,000 in the second quarter of 1998. The Company's effective tax rate for the second quarter of 1999 and 1998 was approximately 42% and 38%, respectively.

As a result, net income decreased approximately $501,000, or 90.9%, to $50,000 in the second quarter of 1999, compared to approximately $551,000 in the second quarter of 1998.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net service revenues increased approximately $4.7 million, or 23.8%, to $24.2 million in the first six months of 1999, compared to $19.5 million for the comparable 1998 period, reflecting the positive contribution of the October 1998 acquisition of Texcel. Excluding the operations of Texcel, net service revenues increased approximately $761,000, or 3.9%, in the first six months of 1999. This slower than expected revenue growth reflects a softness in certain markets of the Company's permanent and specialty placement businesses. Net service revenues for the staffing services segment of the business increased approximately $4.1 million, or 21.1%, to $23.4 million in the first six months of 1999, compared to $19.3 million in the first six months of 1998. Permanent placement revenues increased approximately $2.7 million, or 25.5%, to $13.2 million in the first six months of 1999 compared to $10.5 million in the comparable 1998 period. Specialty service revenues increased approximately $346,000, or 10.5%, to $3.6 million in the first six months of 1999, compared to $3.3 million in the first six months of 1998. Contract placement revenues increased approximately $1.1 million, or 19.2%, to $6.5 million in the first six months of 1999, compared to $5.5 million in the first six months of 1998. Texcel contributed $3.9 million, or 16.1%, of net service revenues and 16.6% of net staffing services revenues. Additionally, Texcel contributed $3.1 million, or 23.8%, of permanent placement revenue and $749,000, or 20.6%, of specialty service revenues. Contract placement and training revenues were not affected by the Texcel acquisition. Training segment revenues increased approximately $584,000, or 276%, to approximately $796,000 in the first six months of 1999 compared to $212,000 for the comparable 1998 period. In June of 1998, the Company expanded its training operations at its corporate headquarters and acquired Alliance Training Center. There were inter-segment revenues (training to staffing services) of approximately $14,000 in the first six months of 1999 compared to $1,000 in the first six months of 1998.

Gross margin increased approximately $1.1 million, or 18.9%, to $7.0 million in the first six months of 1999, compared to $5.9 million in the first six months of 1998. Gross margin as a percentage of net service revenues decreased to approximately 28.9% in the first six months of 1999 compared to approximately 30.1% in the first six months of 1998. The decrease in gross margin percentage is primarily the result of a softening in permanent and specialty placements in some of the Company's highest margin locations. Gross margin for the staffing services

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


segment of the business increased approximately $946,000, or 16.3%, to $6.8 million in the first six months of 1999, compared to $5.8 million in the second quarter of 1998. A contribution of approximately $1.1 million, or 16.7%, was the result of operations of Texcel. Gross margin as a percentage of net service revenues for the staffing services segment decreased to approximately 28.9% in the first six months of 1999 compared to approximately 30.1% in the comparable 1998 period. Gross margin for the training segment of the business was approximately $250,000 in the first six months of 1999 compared to approximately $72,000 in the comparable 1998 period. Gross margin as a percentage of net service revenues for the training segment was 31.4% in the first six months of 1999 compared to 33.9% in the comparable 1998 period.

Selling, general and administrative expenses increased approximately $1.7 million, or 35.8%, to $6.3 million in the first six months of 1999, compared to $4.6 million in the first six months of 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to approximately 25.9% in the first six months of 1999 compared to approximately 23.7% in the comparable 1998 period. Contributing to the increase in selling, general and administrative expense, depreciation and amortization expense increased by approximately $352,000, or 160%, to $572,000 in the first six months of 1999, compared to $220,000 in the first six months of 1998. The increase was the result of depreciation associated with increased capital expenditures to support the Company's growth and amortization related to the Company's acquisition of Texcel in October, 1998. Selling, general and administrative expenses for the staffing services segment of the business increased approximately $1.2 million, or 26.2%, to $5.6 million in the first six months of 1999, compared to $4.4 million in the first six months of 1998. Approximately $774,000, or 13.8%, was the result of the operations of Texcel. Selling, general and administrative expenses as a percentage of net service revenues for the staffing services segment was approximately 23.9% in the first six months of 1999 compared to 23.0% in the comparable 1998 quarter. Selling, general and administrative expenses for the training services segment of the business increased approximately $504,000, or 276%, to $686,000 in the first six months of 1999, compared to approximately $183,000 in the first six months of 1998 as a result of the increased training capacity. Selling, general and administrative expenses as a percentage of net service revenues for the training services segment was approximately 86.3% in the first six months of both 1999 and 1998.

Other income (expense) resulted in expense of $10,000 in the first six months of 1999 compared to income of $170,000 in the comparable 1998 period. The expense in 1999 resulted primarily from interest expense of approximately $74,000 on deferred payment obligations related to the Company's acquisition of Texcel in October 1998 offset by interest income on the remaining proceeds from the Company's October 1997 public offering. The income in 1998 resulted primarily from interest on the public offering proceeds, partially offset by a loss of approximately $26,000 from joint venture operations.

As a result of the above, income before income taxes decreased approximately $723,000, or 50.4%, to approximately $711,000 in the first six months of 1999 compared to approximately $1.4 million in the first six months of 1998. Income before income tax for the staffing services segment of the business decreased approximately $397,000, or 25.8%, to $1.1 million in the first six months of 1999 compared to $1.5 million in the first six months of 1998. As a result of the Company's continued expansion of its training operation, including its application to acquire proprietary school status at its Dallas location, income before income taxes for the training segment of the business resulted in a loss of approximately $432,000 in the first six months of 1999 compared to a loss of approximately $106,000 in the comparable 1998 period.

Income tax expense was approximately $277,000 in the first six months of 1999, compared to approximately $506,000 in the first six months of 1998. The Company's effective tax rate for the first six months of 1999 and 1998 was approximately 39% and 35%, respectively.

As a result, net income decreased approximately $494,000, or 53.3%, to $434,000 in the first six months of 1999, compared to approximately $928,000 in the first six months of 1998.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately $7.2 million at June 30, 1999, compared to $6.5 million at December 31, 1998. The increase in working capital of approximately $736,000 was primarily attributable to the profitable operations of the staffing services segment of the Company.

Cash flow provided by operating activities of approximately $198,000 resulted primarily from the profitable operations of the Company. The Company made capital expenditures of approximately $638,000 in the first six months of 1999, primarily to continue to improve its computer systems, its applicant database, its training operations, and to support its back office operations.

The Company continues to evaluate various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates that its line of credit and cash flows from operations will provide adequate liquidity to fund its internal 1999 growth plans and operations for the foreseeable future. The Company's internal 1999 growth plans include the expansion and improvement of its applicant database and back office, and the expansion and opening of new profit centers in cities in which the Company has existing offices. In addition, the Company continues to pursue avenues for growth including, but not limited to, possible strategic acquisitions. The Mountain acquisition (described in Note 8 to the consolidated financial statements) is part of the Company's strategic acquisition program and planned transition to a business model more focused on contract placement. The Company will be required to obtain additional financing through either debt or equity in order to consummate additional significant acquisitions.

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

The Company has made an assessment of the Year 2000 Issue and has concluded that it will have to modify or replace its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The Company has purchased new accounting and back office software, which is Year 2000 compliant. The cost of the software and implementation to date was approximately $180,000. Additional implementation costs are estimated to be $20,000. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. In addition, the Company has communicated with the majority of its significant suppliers, landlords and large customers to determine the extent to which the Company is vulnerable to those third parties to minimize their own Year 2000 Issue. There can be no assurance that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been completed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by October 31, 1999.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net service revenues increased approximately $1.6 million, or 14.7%, to $12.1 million in the second quarter of 1999, compared to $10.5 million for the comparable 1998 quarter, as a result of $2.0 million revenues generated from the operations of the Texcel companies ("Texcel") acquired in October, 1998. Excluding Texcel, the core operations of the Company's staffing business decreased as a result of challenging market conditions. In particular, one of the Company's regions experienced a reduction in the number of permanent and speciality opportunities in certain industries.

Net service revenues for the staffing services segment of the business increased approximately $1.3 million, or 12.7%, to $11.7 million in the second quarter of 1999, compared to $10.4 million in the second quarter of 1998. Permanent placement revenues increased approximately $984,000, or 17.1%, to $6.7 million in the second quarter of 1999 compared to $5.8 million in the second quarter of 1998. Specialty service revenues increased approximately $113,000, or 6.9%, to $1.8 million in the second quarter of 1999, compared to $1.6 million in the second quarter of 1998. Contract placement revenues increased approximately $219,000, or 7.3%, to $3.2 million in the second quarter of 1999, compared to $3.0 million in the second quarter of 1998. Texcel contributed $1.6 million, or 24.1%, of permanent placement revenues and $380,000, or 21.6%, of specialty service revenues. Training segment revenues increased approximately $241,000, or 155%, to approximately $397,000 in the second quarter of 1999 compared to $156,000 for the comparable 1998 quarter. In June of 1998, the Company expanded its training operations at its corporate headquarters and acquired Alliance Training Center.

Gross margin increased approximately $105,0000, or 3.2%, to $3.4 million in the second quarter of 1999, compared to $3.3 million in the second quarter of 1998. Gross margin as a percentage of net service revenues decreased to approximately 27.9% in the second quarter of 1999 compared to approximately 31.1% in the second quarter of 1998. Gross margin for the staffing services segment of the business increased approximately $59,000, or 1.8%, to $3.3 million in the second quarter of 1999, compared to $3.2 million in the second quarter of 1998. Gross margin as a percentage of net service revenues for the staffing services segment decreased to approximately 28.0% in the second quarter of 1999 compared to approximately 30.9% in the comparable 1998 quarter. Such decrease was attributable to a reduction in higher margin permanent and specialty placements in certain of the Company's locations, offset by a $600,000 contribution to gross margin by the Texcel operations. Gross margin for the training segment of the business was approximately $112,000 in the second quarter of 1999 compared to approximately $62,000 in the comparable 1998 quarter. Gross margin as a percentage of net service revenues for the training segment was 28.2% in the second quarter of 1999 compared to 39.7% in the comparable 1998 quarter.

Selling, general and administrative expenses ("SG&A") increased approximately $817,000, or 33.0%, to $3.3 million in the second quarter of 1999, compared to $2.5 million in the second quarter of 1998. SG&A as a percentage of net service revenues increased to approximately 27.2% in the second quarter of 1999 compared to approximately 23.4% in the second quarter of 1998. Contributing to the increase in SG&A was approximately $410,000 related to the Texcel operations, an increase of approximately $174,000 in depreciation and amortization expense, and approximately $100,000 of legal expenses related to the resolution of a litigation matter. SG&A for the staffing services segment of the business increased approximately $589,000, or 25.0%, to $2.9 million in the second quarter of 1999, compared to $2.4 million in the second quarter of 1998. SG&A as a percentage of net service revenues for the staffing services segment was approximately 25.2% in the second quarter of 1999 compared to 22.7% in the comparable 1998 quarter. SG&A for the training services segment of the business increased approximately $231,000, or 201%, to $346,000 in the second quarter of 1999, compared to approximately $115,000 in the second quarter of 1998, as a result of increased training operations. SG&A as a percentage of net service revenues for the training services segment was approximately 87.2% in the second quarter of 1999 compared to 73.7% in the comparable 1998 quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income (expense) resulted in expense of approximately $6,000 in the second quarter of 1999 compared to income of $80,000 in the comparable 1998 quarter. The expense in 1999 resulted primarily from interest expense of approximately $36,000 on deferred payment obligations related to the Company's acquisition of Texcel, offset by interest income on the remaining proceeds from the Company's October 1997 public offering. The income in 1998 resulted primarily from interest income on the public offering proceeds, partially offset by a loss of approximately $13,000 from joint venture operations.

As a result of the factors above, income before income taxes decreased approximately $797,000, or 90.2%, to approximately $86,000 in the second quarter of 1999 compared to approximately $883,000 in the second quarter of 1998. Income before income tax for the staffing services segment of the business decreased approximately $612,000, or 65.7%, to $320,000 in the second quarter of 1999 compared to $932,000 in the second quarter of 1998. As a result of the Company's continued expansion of its training operation, including obtaining proprietary school status at its Dallas location in April, 1999, income before income taxes for the training segment of the business resulted in a loss of approximately $234,000 in the second quarter of 1999 compared to a loss of approximately $49,000 in the comparable 1998 quarter.

Income tax expense was approximately $36,000 in the second quarter of 1999, compared to approximately $332,000 in the second quarter of 1998. The Company's effective tax rate for the second quarter of 1999 and 1998 was approximately 42% and 38%, respectively.

As a result, net income decreased approximately $501,000, or 90.9%, to $50,000 in the second quarter of 1999, compared to approximately $551,000 in the second quarter of 1998.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net service revenues increased approximately $4.7 million, or 23.8%, to $24.2 million in the first six months of 1999, compared to $19.5 million for the comparable 1998 period. Excluding Texcel, the core operations of the Company's staffing business experienced a modest increase as a result of challenging market conditions. In particular, one of the Company's regions experienced a significant second quarter reduction in the number of permanent and specialty opportunities in certain industries.

Net service revenues for the staffing services segment of the business increased approximately $4.1 million, or 21.1%, to $23.4 million in the first six months of 1999, compared to $19.3 million in the first six months of 1998. Permanent placement revenues increased approximately $2.7 million, or 25.5%, to $13.2 million in the first six months of 1999 compared to $10.5 million in the comparable 1998 period. Specialty service revenues increased approximately $346,000, or 10.5%, to $3.6 million in the first six months of 1999, compared to $3.3 million in the first six months of 1998. Contract placement revenues increased approximately $1.1 million, or 19.2%, to $6.5 million in the first six months of 1999, compared to $5.5 million in the first six months of 1998. Texcel contributed $3.9 million, or 16.1%, of net service revenues and 16.6% of net staffing services revenues. Additionally, Texcel contributed $3.1 million, or 23.8%, of permanent placement revenue and $749,000, or 20.6%, of specialty service revenues. Training segment revenues increased approximately $584,000, or 276%, to approximately $796,000 in the first six months of 1999 compared to $212,000 for the comparable 1998 period. In June of 1998, the Company expanded its training operations at its corporate headquarters and acquired Alliance Training Center.

Gross margin increased approximately $1.1 million, or 18.9%, to $7.0 million in the first six months of 1999, compared to $5.9 million in the first six months of 1998. Gross margin as a percentage of net service revenues decreased to approximately 28.9% in the first six months of 1999 compared to approximately 30.1% in the first six months of 1998. Gross margin for the staffing services segment of the business increased approximately $946,000, or 16.3%, to $6.8 million in the first six months of 1999, compared to $5.8 million in the second quarter of 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross margin as a percentage of net service revenues for the staffing services segment decreased to approximately 28.9% in the first six months of 1999 compared to approximately 30.1% in the comparable 1998 period. Such decrease was attributable to a reduction in higher margin permanent and specialty placements in certain of the Company's locations, offset by a $1.1 million contribution to gross margin by the Texcel operations. Gross margin for the training segment of the business was approximately $250,000 in the first six months of 1999 compared to approximately $72,000 in the comparable 1998 period. Gross margin as a percentage of net service revenues for the training segment was 31.4% in the first six months of 1999 compared to 33.9% in the comparable 1998 period.

SG&A increased approximately $1.7 million, or 35.8%, to $6.3 million in the first six months of 1999, compared to $4.6 million in the first six months of 1998. SG&A as a percentage of net service revenues increased to approximately 25.9% in the first six months of 1999 compared to approximately 23.7% in the comparable 1998 period. Contributing to the increase in SG&A, was approximately $774,000 related to the Texcel operations, an increase of approximately $352,000 in depreciation and amortization expense, and approximately $70,000 of legal expenses related to the resolution of a litigation matter. SG&A for the staffing services segment of the business increased approximately $1.2 million, or 26.2% to $5.6 million in the first six months of 1999, compared to $4.4 million in the first six months of 1998. SG&A as a percentage of net service revenues for the staffing services segment was approximately 23.9% in the first six months of 1999 compared to 23.0% in the comparable 1998 quarter. SG&A for the training services segment of the business increased approximately $504,000, or 276%, to $686,000 in the first six months of 1999, compared to approximately $183,000 in the first six months of 1998 as a result of the increased training operations. SG&A as a percentage of net service revenues for the training services segment was approximately 86.3% in the first six months of both 1999 and 1998.

Other income (expense) resulted in expense of $10,000 in the first six months of 1999 compared to income of $170,000 in the comparable 1998 period. The expense in 1999 resulted primarily from interest expense of approximately $74,000 on deferred payment obligations related to the Company's acquisition of Texcel, offset by interest income on the remaining proceeds from the Company's October 1997 public offering. The income in 1998 resulted primarily from interest income on the public offering proceeds, partially offset by a loss of approximately $26,000 from joining venture operations.

As a result of the factors above, income before income taxes decreased approximately $723,000, or 50.4%, to approximately $711,000 in the first six months of 1999 compared to approximately $1.4 million in the first six months of 1998. Income before income tax for the staffing services segment of the business decreased approximately $397,000, or 25.8%, to $1.1 million in the first six months of 1999 compared to $1.5 million in the first six months of 1998. As a result of the Company's continued expansion of its training operation, including obtaining proprietary school status at its Dallas location in April, 1999, income before income taxes for the training segment of the business resulted in a loss of approximately $432,000 in the first six months of 1999 compared to a loss of approximately $106,000 in the comparable 1998 period.

Income tax expense was approximately $277,000 in the first six months of 1999, compared to approximately $506,000 in the first six months of 1998. The Company's effective tax rate for the first six months of 1999 and 1998 was approximately 39% and 35%, respectively.

As a result, net income decreased approximately $494,000, or 53.3%, to $434,000 in the first six months of 1999, compared to approximately $928,000 in the first six months of 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company's financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.


ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth, including the ability to effectively integrate new acquisitions; the level of litigation expenses; the level of developmental expenses; the ability of the Company to adequately and cost-effectively address the Year 2000 issue; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                               PART II:  OTHER INFORMATION
               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

The Company was named in a lawsuit filed by two former employees (the "former employees") claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company, as well as other damages for breach of contract and various other allegations. The Company had filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. All parties involved entered into a settlement on April 15, 1999. Key terms of the settlement included, among other things, (a) the former employees transferring 35,000 shares of the Company's common stock to the Company, (b) the Company paying $20,000 to the former employees and their attorney, (c) the Company obtaining a $5,000,000 judgment against one of the former employees which will not be enforced and will expire on January 15, 2000 provided that the former employees abide by the terms of the settlement agreement, (d) the former employees agreeing not to solicit any of the Company's employees or customers for a period of two years, and (e) the parties executing mutual releases of all claims against each of the parties involved.

ITEM 2.   CHANGES IN SECURITIES

In connection with the acquisition of Mountain on August 6, 1999, the Company issued 75,000 shares of its Common Stock to the shareholders of Mountain. See
Item 5 below. These shares were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 17, 1999. At this meeting, the shareholders voted to elect the following to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

                                                      Abstain /     Broker
                               For        Against      Withheld    Non-Votes
                            ---------    ---------    ---------    ---------
J. Michael Moore            2,344,790            -      261,852            -
M. Ted Dillard              2,345,290            -      264,652            -
Samuel E. Hunter            2,329,942            -      280,000            -
Deborah A. Farrington       2,326,442            -      283,500            -
A. Clinton Allen            2,326,440            -      283,502            -


The shareholders voted to adopt and approve the Company's 1998 Non-employee Directors Option Plan. The results of the vote were as follows:

                                                      Abstain /     Broker
                               For        Against      Withheld    Non-Votes
                            ---------    ---------    ---------    ---------
                            1,713,052       22,067            -            -

               DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 5.   OTHER INFORMATION

Business Acquisition
--------------------

On August 6, 1999, the Company, MAGIC Northeast ("MNE"), a Delaware corporation and wholly owned subsidiary of the Company, and Joseph H. Hosmer and Sandra Hosmer (collectively, the "Shareholders"), shareholders of MOUNTAIN, LTD.-TM- ("Mountain"), entered into a purchase agreement (the "Purchase Agreement") whereby MNE acquired (the "Acquisition") all of the outstanding capital stock of Mountain. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry. Mountain had revenues (unaudited) of approximately $12,700,000 for the twelve months ended June 30, 1999.

The purchase price consisted of approximately $2,430,000 in cash, 75,000 shares ("the Shares") of the Company's Common Stock and three annual deferred payments of approximately $1,180,000 each beginning October 1, 2000. The deferred payments will be reduced if the level of 1998 adjusted earnings before interest, taxes, depreciation and amortization, approximately $1,100,000, is not maintained. The reduction will be on a pro-rata basis up to a maximum of 25% unless a service contract with a specific customer is not renewed or cancelled; in which case the maximum reduction will be 50%. Additionally, if Mountain's net working capital (as defined in the Purchase Agreement) exceeds $1,000,000 as of the closing date of the Acquisition, such excess will be paid to the Shareholders the later of 45 days after the closing date or when the working capital is received by Mountain.

The Shares were issued to the Shareholders in a transaction that was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and are, therefore, restricted securities within the meaning of the Securities Act. In addition, the Shares are subject to a lock-up agreement restricting their sale without the consent of the Company as follows: all of the Shares for one year from the effective date of the acquisition, 50,000 of the Shares for two years from the effective date of the acquisition, and 25,000 of the Shares for three years from the effective date of the acquisition.

The Company used proceeds from its 1997 public offering to fund the cash portion of the purchase price. The Acquisition shall be effective as of August 6, 1999 for accounting purposes and is expected to be accretive to earnings on a prospective basis beginning in the third quarter of 1999.

In connection with the Acquisition, Mountain entered into an employment agreement (the "Employment Agreement"), dated August 6, 1999, with Joseph H. Hosmer. Pursuant to the Employment Agreement, Mr. Hosmer is entitled to annual compensation during the three-year term of the Employment Agreement based upon the revenues and net profits of Mountain (subject to specific formulas and definitions set forth in the Employment Agreement) and to certain fringe benefits. The Employment Agreement also contains certain noncompetition, nondisclosure and nonsolicitation provisions.

The description set forth above of the Purchase Agreement and the Employment Agreement is qualified in its entirety by reference to the exhibits to this Form 10-Q, which contain the full text of these documents.

The information set forth above is intended to satisfy the reporting requirements set forth in Item 2 of Form 8-K. It is impracticable to provide all of the financial statements of Mountain and the pro forma financial information required by Form 8-K at this time. The Company will provide such financial information as soon as practicable, but no later than October 20, 1999, 60 days after the Form 8-K describing the Acquisition would have been due.


Amendment to Rights Agreement
-----------------------------

On March 26, 1999, the Board of Directors approved an amendment (the "Amendment") to the Company's Rights Agreement to, among other things, grant the Company greater flexibility with respect to an inadvertent triggering of the dilutive provisions of the Rights Agreement by permitting the Company to consider the intentions of an Acquiring Person (as defined in the Amendment) that acquires less than 25% of the Common Stock of the Company.
The Amendment is attached hereto as Exhibit 10.5.

                            PART II:  OTHER INFORMATION
      DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES (Continued)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   10.1 Revolving Loan and Security Agreement, by and between the Company and Compass Bank

   10.2 Revolving Promissory Note, by and between the Company and Compass Bank

   10.3 Purchase Agreement, by and between the Company and the Shareholders of MOUNTAIN, LTD.-TM- (The schedules have been omitted pursuant to Regulation S-K 601(b)(2).)

   10.4 Employment Agreement, by and between the Company and Joseph H. Hosmer

   10.5 First Amendment to Rights Agreement

   27   Financial Data Schedule


B. Reports on Form 8-K

   Not Applicable.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DIVERSIFIED CORPORATE RESOURCES, INC.
                                                     Registrant



Date:  August 16, 1999                 By:  /s/ J. Michael Moore

                                            J. Michael Moore
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)




Date:  August 16, 1999                 By:  /s/ M. Ted Dillard

                                            M. Ted Dillard
                                            PRESIDENT AND SECRETARY




Date:  August 16, 1999                 By:  /s/ Douglas G. Furra

                                            Douglas G. Furra
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)