Form 10-Q
period 1999-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 1999-11-15
CIK 779226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



                                  (Mark One)

      [ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares of common stock of the registrant outstanding on November 10, 1999, was 2,788,419.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
                                                      1999             1998
ASSETS:                                            (Unaudited)
----------------------------------------------     -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 1,142,654     $ 3,472,990
   Trade accounts receivable, less allowance
      for doubtful accounts of approximately
      $769,000 and $734,000, respectively           10,015,974       6,780,639
   Receivables from related parties                     36,350          52,756
   Prepaid expenses and other current assets           354,618         302,004
   Federal income taxes receivable                      73,788          48,094
   Deferred income taxes                               415,107         374,292
                                                   -----------     -----------
      TOTAL CURRENT ASSETS                          12,038,491      11,030,775

PROPERTY AND EQUIPMENT, NET                          3,513,958       3,114,908

OTHER ASSETS:
   Intangibles, net                                  6,930,266       3,646,925
   Investment in and advances to joint venture               -         377,127
   Deferred income taxes                                     -         123,004
   Other                                               217,188         149,439
                                                   -----------     -----------
                                                   $22,699,903     $18,442,178
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-----------------------------------------------
CURRENT LIABILITIES:
   Trade accounts payable and accrued expenses     $ 4,789,445     $ 3,853,681
   Short-term borrowing under line of credit           600,000               -
   Current maturities of capital lease
      obligations                                       16,049          43,824
   Current maturities of long-term debt                703,926         665,169
                                                   -----------     -----------
      TOTAL CURRENT LIABILITIES                      6,109,420       4,562,674

DEFERRED LEASE RENTS                                    84,038          59,522

LONG-TERM DEBT:
   Capital lease obligations, net of current
      maturities                                        15,423          23,766
   Long-term debt, net of current maturities         2,755,909       1,178,924
   Deferred income taxes                                66,495               -
                                                   -----------     -----------
      TOTAL LONG-TERM DEBT                           2,837,827       1,202,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 1,000,000
      shares authorized, none issued                         -               -
   Common stock, $.10 par value; 10,000,000
      shares authorized, 3,324,946 and 3,177,446
      shares issued, respectively                      332,495         317,745
   Additional paid-in capital                       12,395,409      11,927,899
   Retained earnings                                 2,555,098       1,936,736
   Common stock held in treasury (525,193 and
      483,549 shares, respectively), at cost        (1,375,995)     (1,349,865)
   Receivables from related parties                   (238,389)       (215,223)
                                                   -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                    13,668,618      12,617,292
                                                   -----------     -----------
                                                   $22,699,903     $18,442,178
                                                   ===========     ===========


               See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   For the Three Months Ended  For the Nine Months Ended
                                          September 30,              September 30,
                                       1999         1998           1999          1998
                                    -----------  -----------   ------------  -----------
Net Service Revenues:
   Permanent placement              $ 6,797,445  $ 5,414,696    $20,013,717  $15,948,436
   Specialty services                 2,118,417    1,433,193      5,754,646    4,723,381
   Contract placement                 5,445,198    3,619,285     11,973,638    9,096,234
   Training                             489,409      242,456      1,271,647      453,003
                                    -----------  -----------    -----------  -----------
                                     14,850,469   10,709,630     39,013,648   30,221,054
Cost of Services                     10,577,909    7,491,827     27,751,372   21,124,298
                                    -----------  -----------    -----------  -----------
Gross Margin                          4,272,560    3,217,803     11,262,276    9,096,756
                                    -----------  -----------    -----------  -----------
Selling, General and
   Administrative Expenses:
   Selling, general and
      administrative expenses,
      exclusive of depreciation and
      amortization expense           (3,609,987)  (2,637,743)    (9,307,467)  (7,032,982)
   Depreciation and amortization
      expense                          (334,318)    (163,583)      (905,985)    (383,569)
                                    -----------  -----------    -----------  -----------
                                     (3,944,305)  (2,801,326)   (10,213,452)  (7,416,551)
                                    -----------  -----------    -----------  -----------
Other Income (Expenses):
   Loss from joint venture
      operations                              -            -              -      (26,209)
   Interest income (expense), net       (40,414)      86,565        (50,095)     276,489
   Other, net                            (9,607)       3,000         (9,607)       9,019
                                    -----------  -----------    -----------  -----------
                                        (50,021)      89,565        (59,702)     259,299
                                    -----------  -----------    -----------  -----------
Income Before Income Taxes              278,234      506,042        989,122    1,939,504

Income Tax Expense                      (93,514)    (192,345)      (370,760)    (698,050)
                                    -----------  -----------    -----------  -----------
      Net Income                    $   184,720  $   313,697    $   618,362  $ 1,241,454
                                    ===========  ===========    ===========  ===========

Basic Earnings Per Share            $       .07  $       .11    $       .22  $       .45
                                    ===========  ===========    ===========  ===========

Weighted Average Common
   Shares Outstanding                 2,771,987    2,808,896      2,753,434    2,765,611
                                    ===========  ===========    ===========  ===========

Diluted Earnings Per Share          $       .07  $       .11    $       .22  $       .43
                                    ===========  ===========    ===========  ===========

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                        2,774,257    2,891,112      2,776,352    2,887,268
                                    ===========  ===========    ===========  ===========


                      See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                       1999          1998
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  618,362    $1,241,454
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization                                    905,985       383,569
      Provision for allowances                                          14,552       (21,677)
      Income tax effect of options exercised                            22,744       160,125
      Equity in loss of joint venture                                        -        26,209
      Deferred income taxes                                            148,684       146,834
      Deferred lease rents                                              24,516        15,077
      Accretion of interest on deferred payment obligations            132,674             -
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                             (911,435)   (1,129,515)
      Refundable federal income taxes                                  (25,694)      (53,041)
      Prepaid expenses and other assets                                (84,834)     (165,301)
      Trade accounts payable and accrued expenses                     (222,364)     (290,544)
                                                                    ----------    ----------
         Cash provided by operating activities                         623,190       313,190
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (895,465)   (1,534,878)
   Business acquisition costs, net of cash acquired                 (2,765,986)     (279,518)
   Deposits                                                             (6,287)      (27,621)
   Loans and advances to related parties                               (23,166)     (171,671)
   Repayment from related parties                                       16,406         7,631
   Net advances to joint venture                                             -       (89,730)
                                                                    ----------    ----------
         Cash used in investing activities                          (3,674,498)   (2,095,787)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock under stock options                        181,641       190,219
   Repurchase of treasury stock                                        (26,130)     (114,944)
   Principal payments under long-term debt obligations                 (34,539)      (21,218)
   Net short-term borrowings                                           600,000             -
                                                                    ----------    ----------
         Cash provided by financing activities                         720,972        54,057
                                                                    ----------    ----------

   Decrease in cash and cash equivalents                            (2,330,336)   (1,728,540)
   Cash and cash equivalents at beginning of year                    3,472,990     7,500,188
                                                                    ----------    ----------
         Cash and cash equivalents at end of period                 $1,142,654    $5,771,648
                                                                    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                           $   11,415    $    6,588
                                                                    ==========    ==========
   Cash paid for taxes                                              $  261,302    $  530,862
                                                                    ==========    ==========


                          See notes to consolidated financial statements.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial information for the three and nine months ended September 30, 1999 and 1998, is unaudited, but, in management's opinion, includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                 September 30,   December 31,
                                                      1999          1998
                                                  -----------    -----------
Computer equipment and software                   $ 3,181,358    $ 2,466,334
Equipment and furniture                             1,755,536      1,457,109
Leasehold improvements                                381,434        292,123
Less accumulated depreciation and amortization     (1,804,370)    (1,100,658)
                                                  -----------    -----------
                                                  $ 3,513,958    $ 3,114,908
                                                  ===========    ===========

Depreciation and amortization expense of property and equipment for the three months ended September 30, 1999 and 1998 was $254,393 and $160,240, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 1999 and 1998 was $703,712 and $379,173, respectively.


3.  INCOME TAXES

The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:


                                             For the Three Months    For the Nine Months
                                                     Ended                  Ended
                                                 September 30,          September 30,
                                                1999       1998        1999       1998
                                             ---------  ---------    ---------  ---------
Tax provision (at statutory rate)            $  97,382  $ 177,115    $ 346,193  $ 678,826
Other, principally change of estimate          (14,997)         -      (14,997    (31,467)
State income tax (net of federal benefit)       11,129     15,230       39,564     50,691
                                             ---------  ---------    ---------  ---------
   Total                                     $  93,514  $ 192,345    $ 370,760  $ 698,050
                                             =========  =========    =========  =========


            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.  EARNINGS PER SHARE

Basic Earnings Per Share was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted Earnings Per Share included these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.) Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted earnings per share.


                                             For the Three Months    For the Nine Months
                                                     Ended                  Ended
                                                September 30,           September 30,
                                               1999       1998         1999       1998
                                             ---------  ---------    ---------  ---------
Basic                                        2,771,987  2,808,896    2,753,434  2,765,611
Net effect of dilutive stock options             2,270     82,216       22,918    121,657
                                             ---------  ---------    ---------  ---------
   Total                                     2,774,257  2,891,112    2,776,352  2,887,268
                                             =========  =========    =========  =========

Total options and warrants outstanding         604,757    729,757      604,757    729,757

Options and warrants not considered
   because effects of inclusion would
   be anti-dilutive                            553,257    478,757      277,590     82,590


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


6.  INTANGIBLES

                                 Amortization   September 30,   December 31,
                                    Period           1999          1998
                                 ------------    -----------    -----------
Non-compete agreements            3-5 years     $    100,000    $    50,000
Goodwill                          5-20 years       7,083,710      3,648,096
                                                 -----------    -----------
                                                   7,183,710      3,698,096
Accumulated amortization                            (253,444)       (51,171)
                                                 -----------    -----------
                                                 $ 6,930,266    $ 3,646,925
                                                 ===========    ===========

Amortization of intangibles for the three months ended September 30, 1999 and 1998 was $79,925 and $3,343, respectively. Amortization of intangibles for the nine months ended September 30, 1999 and 1998 was $202,273 and $4,396, respectively.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. BUSINESS ACQUISITION

On August 6, 1999, the Company completed the acquisition of all of the outstanding stock of MOUNTAIN, LTD. ("Mountain"). The purchase price consists of approximately $2,430,000 in cash, 75,000 shares of the Company's common stock (subject to a lock-up agreement) and three annual deferred payments of approximately $1,180,000 each, beginning October 1, 2000. The deferred payments will be reduced up to 50% each if certain levels of profitability are not maintained. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry. In connection with the acquisition, the Company incurred acquisition costs amounting to approximately $337,000.
Following is a summary of the transaction:

Net assets acquired:
     Fair value of tangible net assets acquired                 $1,215,986
     Covenants not to compete                                       50,000
     Goodwill                                                    3,259,364
                                                                ----------
          Total                                                 $4,525,350
                                                                ==========
Source:
     Cash, including acquisition costs                          $2,765,986
     Present value of minimum deferred payment obligations       1,481,489
     Fair value of common stock issued                             277,875
                                                                ----------
          Total                                                 $4,525,350
                                                                ==========


The Mountain acquisition was accounted for under the purchase method of accounting in accordance with APB 16. The results of the former Mountain operations are included in the statement of operations beginning August 6, 1999. Goodwill is being amortized over twenty years utilizing the straight-line method. The contingent deferred payments (approximately $590,000 each) will be recorded as goodwill when earned.

The following unaudited pro forma results of operations for 1999 have been prepared assuming the Mountain acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for 1998 have been prepared assuming the Mountain acquisition and the 1998 acquisition of the Texcel companies had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.

                               For the Nine Months Ended
                                     September 30,
                                  1999           1998
                               -----------    -----------
Net service revenues           $47,310,616    $44,497,285
Net income before taxes          1,135,844      2,600,084
Net income                         706,395      1,637,801
Basic earnings per share              0.25           0.56
Diluted earnings per share            0.25           0.54

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  LINE OF CREDIT

On July 8, 1999, the Company entered into a revolving line of credit agreement with Compass Bank. The agreement permits borrowings of up to $4,500,000. The borrowings are collateralized by the Company's accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants. Outstanding balances bear interest at the bank's index rate unless the Company elects the LIBOR base rate plus 2 1/4% for specific advances under the agreement. Interest is payable quarterly and all outstanding principal and interest is due June 30, 2000. Borrowings at September 30, 1999 amounted to $600,000, with a remaining balance of $3,900,000 available. The weighted average interest rate on the borrowings was 8.18%.

9. SEGMENT INFORMATION

The Company's segment information has been presented in two reportable segments; staffing services and training. The staffing services segment consists of three functional lines; permanent placement, specialty services and contract placement. The training segment provides principally information technology training to its clients' employees and the Company's applicant pool on a fee basis. The Company is organized primarily on the basis of these segments with four operating subsidiaries engaged in the staffing services segment and two operating subsidiaries engaged in the training segment.

The table on the following page presents information about reported segments for the periods ending September 30.

            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SEGMENT INFORMATION (Continued)

                                     For the Three Months Ended    For the Nine Months Ended
                                            September 30,                 September 30,
                                         1999          1998            1999          1998
                                     ------------  ------------    ------------  ------------
Net Service Revenues:
   Staffing Services                 $ 14,361,060  $ 10,467,174    $ 37,742,951  $ 29,768,051
   Training                               490,159       245,656       1,285,712       457,283
                                     ------------  ------------    ------------  ------------
      Total Segment                    14,851,219    10,712,830      39,028,663    30,225,334
      Inter-Segment                          (750)       (3,200)        (15,015)       (4,280)
                                     ------------  ------------    ------------  ------------
                                     $ 14,850,469  $ 10,709,630    $ 39,013,648  $ 30,221,054
                                     ============  ============    ============  ============
Gross Margin:
   Staffing Services                 $  4,127,572  $  3,099,172    $ 10,881,719  $  8,907,362
   Training                               145,738       121,831         395,572       193,674
                                     ------------  ------------    ------------  ------------
      Total Segment                     4,273,310     3,221,003      11,277,291     9,101,036
      Inter-Segment                          (750)       (3,200)        (15,015)       (4,280)
                                     ------------  ------------    ------------  ------------
                                     $  4,272,560  $  3,217,803    $ 11,262,276  $  9,096,756
                                     ============  ============    ============  ============
Selling, General and
   Administrative Expenses:
   Staffing Services                 $  3,601,887  $  2,364,885    $  9,199,062  $  6,799,109
   Training                               343,168       439,641       1,029,405       621,722
                                     ------------  ------------    ------------  ------------
      Total Segment                     3,945,055     2,804,526      10,228,467     7,420,831
      Inter-Segment                          (750)       (3,200)        (15,015)       (4,280)
                                     ------------  ------------    ------------  ------------
                                     $  3,944,305  $  2,801,326    $ 10,213,452  $  7,416,551
                                     ============  ============    ============  ============
Income Before Income Taxes:
   Staffing Services                 $    485,488  $    821,587    $  1,628,222  $  2,362,555
   Training                              (207,254)     (315,545)       (639,100)     (423,051)
                                     ------------  ------------    ------------  ------------
                                     $    278,234  $    506,042    $    989,122  $  1,939,504
                                     ============  ============    ============  ============
Loss from Joint Venture Operations:
   Staffing Services                 $          -  $          -    $          -  $    (26,209)
   Training                                     -             -               -             -
                                     ------------  ------------    ------------  ------------
                                     $          -  $          -    $          -  $    (26,209)
                                     ============  ============    ============  ============
Total Assets:
   Staffing Services                 $ 17,505,407  $ 11,582,938    $ 17,505,407  $ 11,582,938
   Training                             1,013,052       156,001       1,013,052       156,001
                                     ------------  ------------    ------------  ------------
      Total Segment                    18,518,459    11,738,939      18,518,459    11,738,939
      Not Allocated to Segments         4,181,444     4,740,215       4,181,444     4,740,215
                                     ------------  ------------    ------------  ------------
                                     $ 22,699,903  $ 16,479,154    $ 22,699,903  $ 16,479,154
                                     ============  ============    ============  ============

Corporate expenses (those not directly related to segment operations) are allocated to the segments based upon net service revenues. Depreciation expense and interest income and expense are not allocated directly to the segments, but are included in the allocation of corporate expenses. Property and equipment are included in the assets not allocated to segments. Net Service Revenues from one customer represented approximately 10% and 17% of total staffing services revenues in the third quarter of 1999 and 1998, respectively. Revenues from that same customer represented approximately 12% and 14% of total staffing services revenues in the nine months ended September 30, 1999 and 1998, respectively. Net Service Revenues from another customer represented approximately 7% of total staffing services revenues in the third quarter of 1999.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Service revenue:                  Quarter Ended September 30,
     (U.S. $ in millions)         1999        1998        Increase
                                 ------      ------        ------
Permanent placement              $  6.8      $  5.4        $  1.4
Contract placement                  5.5         3.7           1.8
Specialty services                  2.1         1.4           0.7
                                 ------      ------        ------
     Total staffing services       14.4        10.5           3.9
Training                            0.5         0.2           0.3
                                 ------      ------        ------
     Net service revenues        $ 14.9      $ 10.7        $  4.2
                                 ======      ======        ======

For the quarter ended September 30, 1999, net service revenues increased $4.2 million, or 39%, to $14.9 million as compared to $10.7 million in the third quarter ended September 30, 1998. Substantially all of this increase was attributable to the inclusion of the revenue of companies acquired. Specifically, revenue generated by the Texcel companies ("Texcel"), which were acquired in October 1998 amounted to $2.0 million and an additional $2.0 million of revenue was generated by the operations of Mountain, which were acquired in August 1999. Revenue generated by the other operations of the Company's staffing business were essentially the same as in the previous year period with gains in some regions being offset by reductions in other regions. Revenue from training operations doubled as compared to the previous year period and amounted to $0.5 million.

Net staffing services revenue increased $3.9 million, or 37%, to $14.4 million in the third quarter of 1999, compared to $10.5 million in the third quarter of 1998. As a percentage of net revenue, revenue derived from permanent placements comprised 46% of the revenue for the quarter ended September 30, 1999 as compared to 51% of the revenue for the previous year period. The inclusion of revenue for Texcel accounted for all of the increase in permanent placement revenue. Contract placements revenue accounted for 37% of net service revenue for the quarter ended September 30, 1999, as compared to 34% of the revenue for the previous year period. The inclusion of revenue from Mountain accounted for substantially all of the increase in contract placement revenue. Specialty service revenue increased $0.7 million, or 48%, as compared to $1.4 million in the third quarter of 1998.

As a result of the increase in revenue, total gross margin increased $1.1 million, or 33%, to $4.3 million in the third quarter of 1999, compared to $3.2 million in the third quarter of 1998. As a percentage of net service revenue, the gross margin percentage for the quarter ended September 30, 1999 was 29%, down 1% as compared to the previous year period. Gross margin for the staffing services segment of the business increased $1.0 million, or 33%, to $4.1 million in the third quarter of 1999, compared to $3.1 million in the third quarter of 1998. As a percentage of staffing services revenue, the gross margin percentage for the quarter ended September 30, 1999 was 29%, down 1% as compared to the previous year period. This decrease in margin is due largely to the fact that a greater percentage of fiscal 1999 period revenue was generated from contract placements, which are at lower margins than permanent placements, and the inclusion of the results of the Mountain contract placement operations, which generated a gross margin percentage of 18%. Gross margin for the training segment of the business amounted to approximately $0.1 million in the third quarter of 1999 and 1998. As a percentage of training revenue, the gross margin percentage for the quarter ended September 30, 1999 was 30%, essentially the same as experienced in the second quarter of fiscal 1999, but down from the 50% gross margin achieved in the previous year period. Management believes, that as the training segment expands its revenue base, it will continue to achieve a gross margin at similar levels to that experienced in the quarter ended September 30, 1999.

Selling, general and administrative expenses ("SG&A") increased $1.1 million, or 41%, to $3.9 million in the third quarter of 1999, as compared to $2.8 million in the third quarter of 1998. A significant portion of the increase in SG&A was attributed to the increase in revenue, as SG&A as a percentage of net service revenue was essentially the same in both fiscal periods. In addition, the Company incurred increased costs associated with the development of back office support staffs and computer systems upgrades, as well as additional costs associated with employee insurance escalation and increased rents. Management is currently evaluating these increased costs and intends to achieve synergies in fiscal year 2000 through consolidations and integration of back office functions of its recent acquisitions. For the quarter ended September 30, 1999, depreciation and amortization expense amounted to $0.3 million, an increase of $0.2 million over the previous year period. This increase was due in part to amortization expense related to the Company's acquisitions.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company reported other expense, principally interest expense, of $0.1 million for the quarter ended September 30, 1999, which resulted from borrowings and deferred payment obligations associated with the Company's acquisitions of Texcel and Mountain. The Company reported interest income of $0.1 million in the comparable 1998 quarter.

For the quarter ended September 30, 1999, income before taxes amounted to $0.3 million, down $0.2 million as compared to the third quarter of fiscal 1998. The reduction in income before taxes is the result of several factors noted above: (1) greater percentage of the current period revenue being generated from contract placements and specialty services versus higher margin permanent placements, (2) increased SG&A costs, as noted above and (3) the incursion of interest expense from acquisitions. The training segment of the business reported a loss before taxes of $0.2 million during the period ended September 30, 1999 as compared to a loss of $0.3 million for the previous year period.

Income tax expense was $0.1 million in the third quarter of 1999, compared to approximately $0.2 million in the third quarter of 1998.

For the quarter ended September 30, 1999, net income amount to $0.2 million, as compared to $0.3 in the third quarter of 1998.



COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Service revenue:                Nine Months Ended September 30,
     (U.S. $ in millions)         1999         1998       Increase
                                 ------       ------       ------
Permanent placement              $ 20.0       $ 15.9       $  4.1
Contract placement                 12.0          9.1          2.9
Specialty services                  5.7          4.7          1.0
                                 ------       ------       ------
     Total staffing services       37.7         29.7          8.0
Training                            1.3          0.5          0.8
                                 ------       ------       ------
     Net service revenues        $ 39.0       $ 30.2       $  8.8
                                 ======       ======       ======


For the nine months ended September 30, 1999, net service revenue increased $8.8 million, or 29%, to $39.0 million as compared to $30.2 million for the nine months ended September 30, 1998. Substantially all of this increase was attributable to the inclusion of the revenue of companies acquired. Specifically, revenue generated by Texcel, which amounted to $5.9 million and an additional $2.0 million of revenue was generated by the operations of Mountain. Revenue generated by the other operations of the Company's staffing business was essentially the same as in the previous year period with gains in some regions being offset by reductions in other regions. Revenue from training operations more than doubled as compared to the previous year period and amounted to $1.3 million.

Net staffing services revenue increased $8.0 million, or 27%, to $37.7 million during the nine months ended September 30, 1999 as compared to $29.7 million in the previous year period. As a percentage of net revenue, revenue derived from permanent placements comprised 51% of the revenue for the nine months ended September 30, 1999, as compared to 53% of the revenue for the previous year period. The inclusion of revenue for Texcel accounted for all of the increase in permanent placement revenue. Contract placement revenue accounted for 31% of net service revenue for the nine months ended September 30, 1999, as compared to 30% of the revenue for the previous year period. The inclusion of revenue from Mountain accounted for $2.0 million of the increase in contract placement revenue, with the remainder coming from the Company's other operations. Specialty service revenue increased $1.0 million, or 22%, over the previous year period. All of this increase was contributed by the Texcel operations. Revenue generated by the Training segment increased $0.8 million, or 181%, and amounted to $1.3 million for the nine months ended September 30, 1999.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


As a result of the increase in revenue, total gross margin increased $2.2 million, or 24%, to $11.3 million for the nine months ended September 30, 1999 as compared to $9.1 million in the previous year period. As a percentage of net service revenue, the gross margin percentage for the nine months ended September 30, 1999 was 29%, down 1% as compared to the previous year period. Gross margin for the staffing services segment of the business increased $2.0 million, or 22%, to $10.9 million in the nine months ended September 30, 1999, compared to $8.9 million in the previous year period. As a percentage of staffing services revenue, the gross margin percentage for the nine months ended September 30, 1999 was 29%, down 1% as compared to the previous year period. This decrease is due largely to the fact that a larger percentage of fiscal 1999 period revenue was generated from contract placements, which are at lower margins than permanent placements, and the inclusion of the results of the Mountain contract placement operations, which generated a gross margin percentage of 18%. Gross margin for the training segment of the business amounted to $0.4 million for the nine months ended September 30, 1999 as compared to $0.2 million in the previous year period. As a percentage of training revenue, the gross margin percentage for the nine months ended September 30, 1999 was 31%, down from the 42% gross margin achieved in the previous year period. The Company expects gross margin to continue at this level as it increases its customer base and revenue stream.

Selling, general and administrative expenses ("SG&A") increased $2.8 million, or 38%, to $10.2 million for the nine months ended September 30, 1999 as compared to $7.4 million in the previous year period. A significant portion of the increase in SG&A was attributed to the increase in revenue. In addition, the Company also incurred increased costs associated with the development of back office support staffs and computer systems upgrades as well as additional costs associated with employee insurance escalation and increased rents. Management is currently evaluating these increased costs and intends to achieve synergies in fiscal year 2000 through consolidations and integration of back office functions of its recent acquisitions. For the nine months ended September 30, 1999, depreciation and amortization expense amounted to $0.9 million as compared to $0.4 million in the previous year period. This increase was due in part to amortization expense related to the Company's acquisitions.

For the nine months ended September 30, 1999, the Company reported interest expenses of $0.1 million, primarily associated with borrowings and deferred payment obligations related to the Company's acquisitions of Texcel and Mountain. The Company reported interest income of $0.3 million in the previous year period.

For the nine months ended September 30, 1999, income before taxes amounted to $1.0 million, down $1.0 million as compared to the previous year period. The reduction in income before taxes is the result of several factors: (1) greater percentage of the current period revenue being generated from contract placements and specialty services versus higher margin permanent placements, (2) increased SG&A costs, as noted above, (3) increased losses from training operations, and (4) the incursion of interest expense from acquisitions.

Income tax expense was approximately $0.4 million for the nine months ended September 30, 1999 as compared to $0.7 million in the previous year period.

For the nine months ended September 30, 1999, net income amounted to $0.6 million, down $0.6 million from the previous year period.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash flow from operating activities of $0.6 million resulted primarily from the profitable operations of the Company. This cash, combined with $2.3 million of existing cash on hand (the net decrease in cash), $0.2 million of proceeds from the issuance of capital stock and $0.6 million of net short-term borrowings under the Company's new line of credit facility were used primarily to fund the Mountain acquisition, which amounted to $2.8 million and capital expenditures of $0.9 million, primarily for additional equipment associated with the upgrade of the Company's computer systems.

After consideration of the above items, net working capital at September 30, 1999 amounted to $5.9 million as compared to $6.5 million at December 31, 1998.

The Company continues to evaluate various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. Management of the Company anticipates cash flows from operations and its line of credit will provide adequate liquidity to fund its internal 1999 growth plans and operations for the foreseeable future. The Company's internal 1999 growth plans include the expansion and improvement of its applicant database and back office, and the expansion of profit centers in cities in which the Company has existing offices. In addition, the Company continues to pursue avenues for growth including, but not limited to, possible strategic acquisitions. The Mountain acquisition (described in Note 7 to the consolidated financial statements) is part of the Company's strategic acquisition program and planned transition to a business model more focused on contract placement. The Company will be required to obtain additional financing through either debt or equity in order to consummate additional significant acquisitions.

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

The Company has made an assessment of the Year 2000 Issue and, as a result, has replaced its accounting software so that the Company's computer system will function properly with respect to the Year 2000 Issue. The cost of the software and implementation to date was approximately $0.2 million. Because the remainder of the Company's systems applications and hardware were built on up-to-date client server architecture, they should require no modifications with respect to the Year 2000 Issue. In addition, the Company is communicating with key third party vendors to understand their ability to minimize their own Year 2000 Issues. The Company intends to continue to communicate with these vendors to avoid any business interruptions. The Company is dependent upon its customers for revenues and cash flows. The Company currently does not believe that it is subject to significant business risks related to its customers' or vendors' Year 2000 Issues, although, if the Company's customers and vendors experience Year 2000 Issue problems, the Company's results of operations could be materially adversely affected.

The effect of the Year 2000 Issue on the Company is difficult to predict because the Company's customers may utilize contract staffing as a way of addressing their Year 2000 Issues. The Company will continue to monitor the status of its key third party vendors as a means of determining risks and alternatives. The Company is also in the process of completing a contingency plan for dealing with the most reasonably likely worst case scenario.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth, including the ability to effectively integrate new acquisitions; the level of litigation expenses; the level of developmental expenses; the ability of the Company to adequately and cost-effectively address the Year 2000 issue; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

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

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

Business Acquisition

On August 6, 1999, the Company, MAGIC Northeast ("MNE"), a Delaware corporation and wholly owned subsidiary of the Company, and Joseph H. Hosmer and Sandra Hosmer, shareholders of MOUNTAIN, LTD. ("Mountain"), entered into a purchase agreement (the "Purchase Agreement") whereby MNE acquired all of the outstanding capital stock of Mountain. The purchase price consisted of approximately $2,430,000 in cash, 75,000 of the Company's Common Stock and three annual deferred payments of approximately $1,180,000 each beginning October 1, 2000. The deferred payments will be reduced if the level of 1998 adjusted earnings before interest, taxes, depreciation and amortization, approximately $1,100,000, is not maintained. The reduction will be on a pro-rata basis up to a maximum of 25% unless a service contract with a specific customer is not renewed or cancelled, in which case the maximum reduction will be 50%. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry.

                                PART II:  OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES  (Continued)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     10.1 Purchase Agreement by and between the Company and the Shareholders of MOUNTAIN, LTD., dated August 6, 1999. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

     10.2 Employment Agreement, by and between the Company and Joseph H. Hosmer, dated August 6, 1999. (Incorporated by reference to Exhibit
           10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

     27    Financial Data Schedule  (Filed herewith.)


B.   Reports on Form 8-K

     On September 30, 1999, the Company filed with the Securities and Exchange Commission, a report on Form 8-K to provide certain historical and pro forma financial information with respect to the acquisition of Mountain.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DIVERSIFIED CORPORATE RESOURCES, INC.
                                                 Registrant



Date:  November 15, 1999            By:   /s/ J. Michael Moore

                                          J. Michael Moore
                                          CHIEF EXECUTIVE OFFICER
                                          (Principal Executive Officer)



Date:  November 15, 1999            By:   /s/ M. Ted Dillard

                                          M. Ted Dillard
                                          PRESIDENT AND SECRETARY




Date:  November 15, 1999            By:   /s/ Douglas G. Furra

                                          Douglas G. Furra
                                          CHIEF FINANCIAL OFFICER
                                          (Principal Financial Officer)