Form 10-K
period 1999-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2000-03-31
CIK 779226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-13984
                            ------------------------

                     DIVERSIFIED CORPORATE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                               75-1565578
 (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER
              OF                           IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                   12801 NORTH CENTRAL EXPRESSWAY, SUITE 350
                              DALLAS, TEXAS 75243
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 458-8500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS:                       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
   COMMON STOCK, $.10 PAR VALUE PER SHARE                    AMERICAN STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      N/A
                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2000, was approximately $6,000,000. As of March 29, 2000, 2,786,352 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrants' definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Diversified Corporate Resources, Inc. (the "Company") is an employment services firm providing professional and technical personnel on a permanent, contract and temporary placement basis, positioning itself as a single-source provider of staffing solutions to meet all the professional/technical/
administrative staffing needs of its clients.   The Company primarily markets
staffing services in the following disciplines:

                    Information Technology
                    Telecommunications
                    Engineering / Technical
                    Accounting / Finance
                    Professional / Technical Sales
                    Administrative / Human Resources

    The Company derives the majority of its revenue from the information technology and telecommunications markets. The Company currently provides professional and technical personnel to its clients throughout North America, and its customer base includes several Fortune 500 companies which it services through its strategically located regional offices. As of March 29, 2000, the Company had offices located in the following geographical areas:

Arizona                 Phoenix
Colorado                Denver
Georgia                 Atlanta
Idaho                   Meridian
Illinois                Chicago
Maine                   Portland
Missouri                Kansas City and St. Louis
North Carolina          Raleigh
Pennsylvania            Philadelphia
Texas                   Dallas/Fort Worth, Houston and Austin
Virginia                Reston

INDUSTRY OVERVIEW

    Unemployment reached an all-time low in 1999, averaging 4.1% in the fourth quarter, according to the United States Department of Labor's Bureau of Labor Statistics. Coupled with the long running rapid expansion of the U.S. economy, the resulting low supply and high demand for technical and professional workers has fundamentally changed the employment industry. Companies which are continuing to compete for limited technical and professional personnel are increasingly utilizing external staffing service organizations to meet their needs. In the January 28, 2000 Staffing Industry Report, it is reported that the growth rate for the staffing industry in 1999 was approximately 20% and that the growth rate for fiscal year 2000 could exceed 20%. In addition, it is also projected that the information technology ("IT") sector, which had a less than stellar 1999 because of Y2K-related freezes on new projects, will experience growth in excess of 19% as increasing demand for project-oriented technical specialists causes an increase in the demand for contract staffing solutions.

    IT jobs continue to lead the list of the fastest growing occupations for 1998-2008 per the United States Department of Labor's employment projections. The IT services industry has undergone and continues to undergo rapid evolution and growth. "IT" is a term that now encompasses not only computer and communications systems hardware, but also the personnel who design, manage and maintain those systems. Growth in the information technology services industry has been driven by the following factors:

    - Businesses' increasing reliance on information technology as a strategic tool

    - Shifts to distributed computing as businesses move to client/server environments

    - Integration of telecommunications products with businesses' computer systems

    - Increased growth in e-commerce and web-based business solutions

    As businesses attempt to gain competitive advantage through technological advances, while also striving to keep rising employment costs in control, they are increasingly seeking employment services firms, like the Company, to provide information technology professionals, as well as engineering and technical professionals, for both their permanent and temporary staffing needs. According to the December 1999 issue of IT Services Business Report, 71% of the organizations surveyed by the Association of Technology Staffing Companies use an agency for recruitment of their contract IT staff and over half of their permanent IT staff.

    The rapid changes in technology and the dynamic growth of the telecommunications industry have resulted in rapidly fluctuating needs for personnel with highly developed skill sets and specialization. By utilizing contract and temporary staffing solutions, businesses can minimize their hiring, employment and termination costs, as well as target highly specialized personnel for specific projects.

BUSINESS STRATEGY

    The Company's objective is to become a nationally recognized leader in permanent and contract specific personnel solutions for high-end niche employment markets through a network of offices to serve clients. The key elements of the Company's business strategy are:

INCREASE MARKET SHARE AND REGIONAL EXPOSURE

    The Company is in the process of furthering its national presence through the implementation of a regional growth strategy, which will be used to expand service offerings within each of its regional markets. The Company's recent regional expansions are summarized as follows:

    - Fiscal 2000--Acquired Datatek Corporation located in Phoenix, Arizona

    - Fiscal 1999--Acquired Mountain, Ltd., located in Portland, Maine

    - Fiscal 1998--Acquired Texcel, Inc. and Texcel Technical Services, Inc., located in Philadelphia, Pennsylvania

    - Fiscal 1998--Opened offices in Denver, Colorado and Reston, Virginia

    Datetek Corporation ("Datatek") is a contract placement firm which provides consulting and staffing services for the health insurance industry with expertise in both the private and public sectors of the health insurance industry. Since 1992, Datatek's focus has been on providing a wide variety of services including technical personnel support, consulting services and project management to its customer base.

    Mountain, Ltd. ("Mountain") is a consulting telecommunications engineering firm. Since 1979, Mountain has maintained a sharp focus within this industry. Mountain has built an outstanding reputation as a contract services firm for the established operating telephone companies, or Local Exchange Carriers (LECs). Mountain also specializes in outside plant and network designs projects, along with most of the associated technical and support disciplines. Mountain historically assumes telephone company ("telco") project management assignments, as well as telco project staffing and interim support staffing responsibilities.

    The Texcel, Inc. and Texcel Technical Services, Inc. (jointly referred to as "Texcel") have been in business since 1985. Texcel is engaged in both permanent and temporary placements of technical and professional specialists, primarily in information technology and engineering/technical disciplines. Their market area is concentrated in Southeastern Pennsylvania, New Jersey and Delaware.

    Management Alliance Corporation ("Magic") and Information Systems Consulting Corporation ("ISCC") have been servicing clients in the Southeast and Midwest for the past twenty years.

    The Company believes that its growing regional exposure will permit it to better service those clients with geographically dispersed operations desiring a single-source provider to provide staffing services solutions. As the Company continues to grow and expand its business, management will continue to examine opportunities to acquire complementary employment services businesses in additional geographic markets.

PROVIDE AN "E-COMMERCE" INTERNET SOLUTION FOR OUR CLIENTS

    The Company is continuing to aggressively update its "E-COMMERCE" Internet based recruiting systems to provide its recruiters, and ultimately its customers, with the most time and cost efficient means of matching staffing needs with the proper resources. Through its current front office systems and its national internal database, the Company has amassed a significant resource database of current resumes. In addition, the Company is currently in the process of updating its front office software to enable it to provide its professional staff of recruiters, and ultimately its customers, with faster and more accurate access to its resource database.

PROVIDE 'SINGLE-SOURCE' SOLUTIONS FOR OUR CLIENTS

    The Company is firmly committed to its long-term strategy whereby it will continue to build and expand on its core disciplines of IT, engineering/technical, financial/accounting and professional/ technical sales services by providing trained professionals in evolving areas within these disciplines. At the same time, the Company believes that offering the full range of contract, permanent and temporary professional personnel through its national network of offices is as important as offering a variety of disciplines. The Company believes that this approach will position it as a single-source national provider of staffing services and will give the Company the ability to respond to changes in its market and, to a limited extent, fluctuations in the demand for staffing services.

FOCUS ON HIGHER MARGIN STAFFING SERVICES DISCIPLINES

    The Company serves its clients by delivering services across various disciplines, such as: IT, engineering/technical, financial/accounting and professional/technical sales, which generally provide higher margins. The Company plans to continue to build on its existing strengths by focusing management time and resources on higher margin services in markets where the demand for the Company's services is strong. For example, in 1998, the Company opened offices in Denver, Colorado and Reston, Virginia which focus exclusively on the IT and engineering/technical disciplines.

RECRUIT AND RETAIN HIGHLY QUALIFIED MARKETABLE PROFESSIONALS

    With unemployment at record lows, staffing services companies find it increasingly challenging to recruit and retain highly qualified professionals. The Company is meeting this challenge with the following:

    - Aggressive direct marketing to targeted groups, including professional organizations and industry trade groups

    - Building/enhancing its Internal database system, enhancing the Company's ability to track and manage its applicant database

    - Increased utilization of the world wide web, including advertising and web page development, to attract applicants

    - Offering competitive wage and benefit packages

CURRENT BUSINESS ACTIVITIES

    The Company operates as a single business segment providing solutions in the staffing services which can be categorized into functional lines of permanent and contract placement of professional personnel. Specialty services, consisting of temporary placements, are offered to the Company's permanent placement clients as part of the Company's single-source provider strategy. Specified search parameters and goals generally characterize the permanent placement of professional personnel. The contract placement of IT and engineering/technical personnel is generally a more project specific business, with IT and engineering/technical personnel of the Company undertaking well defined projects for time periods generally ranging from four weeks to a year or more. The Company believes that its focus on high margin, high-end niche employment markets, its single-source provider strategy, its emphasis on recruiting and retention of qualified applicants, and its plan to pursue improved and expanded internal training programs will provide competitive advantages to the Company.

PERMANENT PLACEMENT SERVICES

    The Company is currently engaged in providing permanent placement services in Dallas, Houston and Austin, Texas; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Portland, Maine and Raleigh, North Carolina. The Company offers these services in the following selected core disciplines:

Information technology:......................  Services include systems design, programming and network analysis, as well as consulting,
                                               conversions, software development and
                                               information systems disaster control
Telecommunications:..........................  A hybrid between information technology and engineering/technical, services include
                                               communications systems design, network
                                               analysis, internet infrastructure, cellular
                                               networks, and global positioning systems
Engineering/Technical:.......................  Services include process engineering, industrial engineering and manufacturing
                                               services, as well as software design and
                                               maintenance and related information
                                               technology services. Technical areas serviced
                                               include environmental, construction,
                                               plastics, chemical, computer hardware, food
                                               and metals
Financial/Accounting:........................  Services include financial management, accounting and analysis
Professional/Technical Sales:................  Services include technical sales, marketing and management personnel

    As part of the Company's strategy to be a single-source provider of employment services to its clients, the Company provides permanent clerical and administrative personnel to its existing clients, primarily to support professional staff and executive management of those clients.

    The Company usually enters into written contracts with clients specifying its fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees range from 15% to 35% of the first year annual salary of the newly placed employee. Although the employer usually pays these fees, in certain instances the newly placed employee pays such fees. The Company often offers its clients a 30-day guarantee of permanent professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If the Company is unable to replace the employee, it will generally refund the client's fee, or a prorated portion thereof, depending upon the circumstances.

SPECIALTY SERVICES

    Specialty/temporary services, offered as part of the Company's single-source provider strategy, are offered in virtually all of the Company's service disciplines. Generally, these are engagements of a shorter nature than those for contract placement. The services have grown out of demand, primarily from the Company's permanent placement clients, for temporary employment needs, without incurring the associated costs of hiring, training, and providing employee benefits. In addition, temporary-to-permanent placement offers clients the opportunity to make more informed selections before committing to a permanent hire. Temporary staffing services opportunities may arise as a direct result of temporary increases in work volume, special projects, attrition, permanent hire pre-screening, and leaves of absence, among others.

    Specialty/temporary service orders are typically generated as a result of a referral from the Company's existing permanent placement clients, in addition to the Company's marketing efforts. The client outlines the particular staffing need and the Company, utilizing this information, selects an appropriate individual from its database of available temporary personnel. Clients request specialty/ temporary personnel for periods generally ranging from one day to several weeks. The Company generally receives notice of the assignments from three days to as little as 20 minutes in advance. The Company charges clients an hourly rate for temporary personnel and generally offers them a guarantee period, during which the Company will refund the client's payment if the client notifies the Company that it was dissatisfied with the employee's performance, and the Company is unable to replace the employee. Substantially all specialty/temporary personnel assigned by the Company are Company employees and the Company pays all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

CONTRACT PLACEMENT SERVICES

    The Company's contract placement services are primarily within the information technology, telecommunications, and engineering/technical disciplines. The Company's contract personnel provide services primarily in the following areas:

               - project management

               - systems analysis, development and design

               - product implementation

               - systems migration and conversions

               - technical writing and support documentation

               - functional support

               - technological training

               - project planning

               - testing

               - systems and network administration

               - hardware, network and software evaluation services

    Contract placements tend to be project specific and for periods ranging from one month to a year or more. The Company usually enters into written contracts with clients after becoming an approved vendor. Services are then provided on a time and materials basis. The Company provides individualized attention to each of its clients and develops and designs tailored service programs based on its clients' unique needs. All contract personnel assigned by the Company are Company employees.

DISCONTINUED OPERATIONS (TRAINING OPERATIONS HELD FOR SALE)

    In fiscal 1998, the Company initiated a strategy whereby it began to expand and improve its training of its applicant pool. This strategy was focused on the development of its wholly owned subsidiary Train International ("Train"). Through Train, the Company offered a wide range of programs to applicants, clients and independent interested third parties on a fee basis. At
December 31, 1999, the Company approved a plan to sell Train. The Company has begun discussions with various entities regarding such sale and management is optimistic that the Company will enter into an agreement regarding the sale of Train by June 30, 2000. The Company contemplates that any such sale would include a strategic alliance that would allow the Company to continue to utilize the services of Train on an outsource basis.

    Also in December 1999, the Company sold all of its assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owners and managers of the GAPS operations. The sales price was in the form of a $200,000 promissory note, payable over a ten year time period, and a royalty of four percent per annum from the sale of the Company's proprietary GAPS software during the life expectancy of such product.

    As a result of the above, the results of operations for fiscal year 1999 and 1998 for Train and GAPS have been reflected as "Discontinued Operations."

CUSTOMERS

    The Company has provided personnel and human resources solutions to several Fortune 500 companies and many of the nation's largest companies.

RECRUITING

    The Company recruits qualified applicants primarily through referrals from other applicants, newspaper and Internet advertising, its applicant databases, job fairs, and various other media advertisements. The Company maintains extensive records on qualified applicants. In order to attract permanent, temporary and contract assignment candidates, the Company places emphasis upon its ability to provide attractive placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. The recruiting of skilled IT, telecommunications, engineering/ technical, financial/accounting and professional/technical sales professionals is a central challenge for participants in the industry. Management believes that it has positioned the Company to address this challenge in the future with an approach which includes:

    - Aggressive direct marketing to targeted groups, including professional organizations and industry trade groups

    - Building/enhancing its Internal database system, enhancing the Company's ability to track and manage its applicant database

    - Increased utilization of the world wide web, including advertising and web page development, to attract applicants, and scanning of existing web based resume job services

    - Offering competitive wage and benefit packages

    The Company's professional personnel qualifying procedures include interviewing, testing and reference checking. These procedures also enable the Company to categorize its professional personnel by preference for job location, hours and work environment. In order to attract high quality professional employees, the Company grants paid vacations, holidays and other benefits for contract and specialty/temporary employees who work a specified minimum number of hours.

MARKETING

    The Company's marketing efforts are largely implemented at the local regional office level and are focused on higher margin employment markets. Historically, the Company's staffing services marketing efforts have relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, on yellow pages and newspaper advertising, and direct mail. However, client visits have begun to play a more important role in the Company's staffing services marketing efforts. To increase its contract placement services, the Company has actively sought 'approved vendor' status with prospective clients. This process generally involves a rigorous review of the Company's fitness to meet the staffing demands of prospective clients and, management believes, creates a marketing advantage for the Company.

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

    The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integration, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, ranging from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include Robert Half International, Computer Horizons, Inc. and Alternative Resources Corporation. Other firms that the Company competes with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staff, PLC, Comforce Corp., National Technical Systems, Inc., and National TechTeam, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitor(s). In addition, the Company competes with national clerical and light industrial staffing firms that also offer temporary staffing services. These companies include Interim Services, Inc., Norrell Corporation and Olsten Corp. In addition, national and regional accounting firms also offer certain employment staffing services. Finally, the Company also faces the risk that certain of its current and prospective clients will decide to provide similar services internally. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

    The accelerating development of the Internet is viewed by some to be a threat to the temporary staffing and executive search industry. The Company believes that while there are significant advantages to Internet recruiting, and that it must increase its use of the Internet to remain competitive, it does not expect that Internet recruiting will completely replace the traditional "brick and mortar" aspects of recruiting. The Company believes that one of the keys to its future success will be its ability to combine its recruiting experience with the benefits of high-traffic Internet sites. Accordingly, the Company is currently reviewing its e-commerce strategy and expects to initiate a program to further utilize the Internet in its recruiting and client servicing activities. However, there can be no assurances that the Company will be able to successfully enhance its Internet strategy.

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

EMPLOYEES

    In addition to the non-permanent and contract personnel from time to time employed by the Company for placement with clients, the Company had 422 full-time employees as of December 31, 1999. Of these employees, 318 were personnel consultants and office managers paid on a commission basis and 104 were administrative and executive salaried employees. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company and its wholly owned subsidiaries currently lease approximately 67,700 square feet in Dallas, Texas; the terms of such leases and its amendments range from four years to seven years. The Company also leases approximately 21,000 square feet in Houston, Texas, 5,200 square feet in Austin, Texas, 3,600 square feet in Kansas City, Missouri, 6,400 square feet in Atlanta, Georgia, 5,200 square feet in Chicago, Illinois, 7,300 square feet in Philadelphia, Pennsylvania, 6,500 square feet in Denver Colorado, 6,300 square feet in Raleigh, North Carolina, 3,500 square feet in Yarmouth, Maine, 1,800 square feet in Phoenix, Arizona, and 1,500 square feet in Meridian, Idaho. Such leases generally range from three to seven years. The current cost of all of the Company's office leases is approximately $2,300,000 per annum.

    The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

    In September 1996 a lawsuit (the "Suit") was filed by Ditto Properties Company ("Ditto Properties"), whose manager is a business associate of J. Michael Moore, against DCRI LP No. 2, Inc. ("No. 2"), J. Michael Moore individually and USFG/DHRG LP No. 1 (collectively, the "Defendants"). Ditto Properties alleges, among other things, that the Defendants fraudulently induced Ditto Properties to sell 899,200 shares (the "Shares") of Common Stock to No. 2 and failed to perform under the related Stock Purchase Agreement dated
March 26, 1993 (the "Stock Purchase Agreement"). As the Suit has interfered with certain of the Company's business activities, the Company filed a separate lawsuit against Ditto Properties on October 7, 1996.

    The Company has incurred legal expenses on its behalf and has advanced payments on behalf of the Defendants in an effort to prevent potential adverse impact of the Suit on the Company. The current arrangement between the Company and the Defendants, in connection with the Suit, is that the Company is responsible for the legal fees involved in defending the Company and the Defendants are responsible for any additional legal fees.

    The Company was named in a lawsuit filed by two former employees (the "former employees") claiming damages for the fair market value of certain shares of common stock of certain subsidiaries of the Company, as well as other damages for breach of contract and various other allegations. The Company had filed a third party petition against one of these plaintiffs and a counterclaim against the other plaintiff. All parties involved entered into a settlement on April 15, 1999. Key terms of the settlement included, among other things
(a) the former employees transferring 35,000 shares of the Company's common stock to the Company, (b) the Company paying $20,000 to the former employees and their attorney, (c) the Company obtaining a $5,000,000 judgment against one of the former employees, which contained a provision that it would not be enforced and would expire in nine months provided that the former employees abided by the terms of the settlement agreement, (d) the former employees agree not to solicit any of the Company's employees or customers for a period of two years, and
(e) the parties executing mutual releases of all claims against each of the parties involved. The judgment expired on January 15, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock has been traded on the American Stock Exchange under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in pink sheets under the symbol "HIRE". The following table sets forth the range of high and low sales prices for the Common Stock as reported on the American Stock Exchange.

                                                          1999                         1998
                                                 -----------------------   -----------------------------
                                                    HIGH         LOW           HIGH             LOW
                                                 ----------   ----------   -------------   -------------
Quarter Ended:
  March 31.....................................  $6 7/8       $5           $14 11/16       $ 7 1/2
  June 30......................................  8 1/8        4 3/4        14 3/4          11 1/4
  September 30.................................  5            3 1/4        12 5/16         6 13/16
  December 31..................................  3 3/4        2 3/8        7 5/8           3 9/16

    On August 6, 1999, the Company issued 75,000 shares of its common stock to the shareholders of Mountain in connection with the Company's acquisition of all of the outstanding stock of Mountain. None of these shares were registered under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

    In 1999, the Company issued 1,868 shares of common stock to certain employees of the Company and its subsidiaries pursuant to its Stock Bonus Plan. These shares were issued as a discretionary stock reward and not in lieu of compensation or an earned or mandatory bonus payment and, therefore, such issuance did not constitute a sale of securities under Section 5 of the Securities Act.

    The Company had approximately 293 holders of record of Common Stock as of December 31, 1999. While the Company knows that a number of beneficial owners of its Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

    The Company has not paid any cash dividends on its Common Stock since its inception. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company, and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and Item 7--"Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    SELECTED FINANCIAL OPERATING RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 1999 THROUGH 1995:

YEARS ENDED DECEMBER 31,                                 1999       1998       1997       1996       1995
------------------------                               --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT
                                                                   EARNINGS PER SHARE AMOUNTS)
Operating results:
  Net staffing service revenue.......................  $53,644    $41,566    $33,812    $27,430    $19,358
  Gross margin.......................................   14,951     12,544     10,133      7,755      5,026
  Income from continuing operations before income
    taxes and extraordinary item.....................    2,222      3,224      2,480      1,764        346
  Income from continuing operations..................    1,368      2,055      2,603      1,539        286
  Loss from discontinued operations, net of income
    tax benefit......................................   (1,305)      (477)        --         --         --
  Income before extraordinary item...................       63      1,578      2,603      1,539        286
  Extraordinary item, net of income taxes............       --         --         57        246        175
                                                       -------    -------    -------    -------    -------
  Net income.........................................  $    63    $ 1,578    $ 2,660    $ 1,785    $   461
                                                       =======    =======    =======    =======    =======

Earnings per common share:
  Income from continuing operations before
    discontinued operations and extraordinary item:
    Basic............................................  $  0.49    $  0.75    $  1.33    $  0.90    $  0.16
    Diluted..........................................  $  0.49    $  0.72    $  1.25    $  0.87    $  0.16
  Loss from discontinued operations:
    Basic............................................  $ (0.47)   $ (0.18)        --         --         --
    Diluted..........................................  $ (0.47)   $ (0.17)        --         --         --
  Extraordinary item:
    Basic............................................       --         --    $  0.03    $  0.15    $  0.10
    Diluted..........................................       --         --    $  0.03    $  0.14    $  0.10
  Net income:
    Basic............................................  $  0.02    $  0.57    $  1.36    $  1.05    $  0.26
    Diluted..........................................  $  0.02    $  0.55    $  1.28    $  1.01    $  0.26
Weighted average common shares:
    Basic............................................    2,760      2,752      1,951      1,702      1,758
    Diluted..........................................    2,778      2,858      2,071      1,763      1,758
Financial Position:
  Working capital (deficit)..........................  $ 4,187    $ 6,468    $ 9,455    $    95    $(1,060)
  Total assets.......................................   22,548     18,442     15,162      5,204      3,007
  Short-term debt and current maturates..............    2,714        709          2        520        669
  Long-term debt.....................................    1,591      1,203         66         68         90
  Stockholders' equity (deficit).....................   12,928     12,617     11,553      1,188       (452)

NOTES TO SELECTED FINANCIAL OPERATING RESULTS DATA:

1.  On August 6, 1999, the Company completed the acquisition of Mountain.

2.  On October 8, 1998, the Company completed the acquisition of Texcel.

3. Fiscal Year 1998 Results of Operations have been reclassified for results of Operations for Train and GAPS which have been reported as Discontinued Operations as of December 31, 1999.

4. Income from continuing operations in fiscal years 1997, 1996 and 1995 has been favorably impacted by the change in valuation allowance for deferred tax assets related primarily to net operating loss carryforwards.

SERVICE REVENUE SUMMARY:

                                                     YEAR ENDED DECEMBER 31,           INCREASE/(DECREASE)
                                                  ------------------------------   ---------------------------
                                                    1999       1998       1997     1999 VS 1998   1998 VS 1997
                                                  --------   --------   --------   ------------   ------------
                                                                        ($ IN MILLIONS)
Permanent placements............................   $26.8      $22.5      $17.6         $ 4.3          $ 4.9
Contract placements.............................    18.8       12.6        8.6           6.2            4.0
Specialty services..............................     8.0        6.5        7.6           1.5           (1.1)
                                                   -----      -----      -----         -----          -----
Total staffing service revenue..................   $53.6      $41.6      $33.8         $12.0          $ 7.8
                                                   =====      =====      =====         =====          =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

(FISCAL 1998 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED
  OPERATIONS)

    For the year ended December 31, 1999, net staffing service revenue increased approximately $12.0 million, or 29%, to $53.6 million as compared to $41.6 million for the previous year. Substantially all of this increase was attributable to the acquisition of Mountain and Texcel as described below. Specifically, $7.0 million of the increase resulted from the inclusion of a full year of revenue generated by Texcel, which was acquired in October 1998, and an additional $5.2 million of revenue was generated by the operations of Mountain, which was acquired in August 1999. Revenue generated by the other operations of the Company's staffing business was down slightly as compared to the previous year period with increases in some regions being offset by reductions in other regions.

    As a percentage of net staffing service revenue, revenues derived from permanent placements increased $4.3 million, or 19% over the previous year and comprised 50% of the total staffing revenue for fiscal year 1999, as compared to 54% of the revenue for the previous year. The inclusion of revenue for Texcel accounted for all of the increase in permanent placement revenue. Contract placement revenue increased $6.2 million, or 49%, over the previous year and accounted for 35% of net staffing service revenue for fiscal year 1999, as compared to 30% of the revenue for the previous year. The inclusion of revenue from Mountain accounted for $5.2 million, or 84%, of the increase in contract placement revenue, with the remainder coming from the Company's other operations. Specialty service revenue increased $1.5 million, or 23%, over the previous year period and accounted for the remaining 15% of net staffing service revenue. This increase is attributable to the success of our single-source provider strategy.

    As a result of the increase in staffing service revenue, total gross margin increased approximately $2.5 million, or 20%, to $15.0 million for fiscal year 1999 as compared to $12.5 million in the previous year. As a percentage of net staffing service revenue, the gross margin percentage for fiscal year 1999 was 28%, down 2 percentage points as compared to the previous year. This decrease is largely due to the fact that a larger percentage of fiscal 1999 period revenue was generated from contract placements, which have lower margins than permanent placements. For example, the gross margins of the recently acquired Mountain are approximately 17% versus the gross margins on permanent placements which approximate 30%. As the Company continues to increase its contract customer base and contract revenue stream, the Company expects that the gross margin will continue to gradually decline several percentage points.

    Selling, general and administrative expenses ("SG&A"), net of depreciation and amortization, increased $2.5 million, or 28%, to $11.3 million for fiscal 1999 as compared to $8.8 million in the previous year. A significant portion of the increase in SG&A was attributed to the inclusion of the operations of Texcel and Mountain. In addition, the Company also incurred increased costs associated with the development of back office support staffs and computer systems upgrades, as well as additional costs associated with employee insurance escalation and increased rents. Management is continuing to evaluate these increased costs and intends to achieve synergies in fiscal year 2000 through consolidations and integration of back office functions of its recent acquisitions. For fiscal year 1999, depreciation and amortization expense amounted to $1.2 million as compared to $0.6 million in the previous year. This increase is attributable to recent acquisitions completed by the Company.

    Included in other expense for 1999 is the write off of $0.2 million of goodwill associated with the previously acquired operations of Carter Financial Services, Inc. as compared to $0.2 million loss from joint venture operations in 1998. In addition, for fiscal 1999, the Company reported net interest expense of $0.1 million, primarily associated with borrowings and deferred payment obligations related to the Company's acquisitions of Texcel and Mountain. The Company reported interest income of $0.3 million in the previous year which arose from the investment of the proceeds from the Company's 1997 public offering.

    For fiscal 1999, income from continuing operations before income taxes amounted to $2.2 million, down $1.0 million, as compared to the previous year. The reduction in income from continuing operations before taxes is the result of several factors:

    (1) greater percentage of the current year revenue being generated from contract placements and specialty services versus higher margin permanent placements

    (2) increased SG&A costs, as noted above

    (3) increased amortization and interest expense from acquisitions.

    Income tax expense from continuing operations was approximately
$0.9 million for fiscal 1999 as compared to $1.2 million in the previous year. For 1998, income tax expense was favorably reduced 1.4% as a result of a change in estimate.

    For fiscal 1999, net income from continuing operations amounted to $1.4 million, down $0.7 million from the previous year.

    On December 31, 1999, the Company approved a plan to sell Train. The Company has begun discussions with various entities regarding such sale and management anticipates that the Company will enter into an agreement regarding the sale of Train by June 30, 2000. The Company contemplates that any such sale would include a strategic alliance that would allow the Company to continue to utilize the services of Train on an outsource basis. In addition, in December 1999, the Company sold all of its assets of GAPS to the former owners and managers of the GAPS operations. The sales price was in the form of a $0.2 million promissory note, payable over a ten year time period, and a royalty of four percent per annum from the sale of the Company's proprietary GAPS software during the life expectancy of such product. Accordingly, fiscal 1999 and 1998 results of operations reflect treatment of the results of operations of Train and GAPS as discontinued operations. Losses from the operations of discontinued operations, net of income tax benefits, amounted to $0.7 million in fiscal year 1999, as compared to $0.5 million in the previous year. Additionally, included in the fiscal year 1999 loss on disposal of discontinued operations is a $0.6 million provision, net of income tax benefit, for the estimated loss on disposal of Train and GAPS.

    As a result of the items discussed above, net income for 1999 amounted to approximately $63,000 down $1.5 million from the previous year.

1998 COMPARED WITH 1997

(FISCAL 1998 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED
  OPERATIONS)

    Net staffing service revenue increased approximately $7.8 million, or 23%, to $41.6 million in 1998, compared to $33.8 million in 1997. The increase in net staffing service revenue was primarily attributable to the Company's continued focus on high-margin, specialty niche employment markets such as the information technology and engineering/technical disciplines. Approximately $1.8 million, or 23%, of this increase was the result of the Texcel acquisition. This lower than expected revenue growth is primarily the result of client imposed restrictions on the hiring of personnel resulting from economic conditions abroad where several of the Company's clients have extensive operations. It also reflects a general hiring slowdown in certain industries most affected by recent market conditions. Permanent placement revenue increased approximately $4.9 million, or 28%, to $22.5 million in 1998 compared to $17.6 million in 1997. The demand for permanent placement personnel has resulted in a decrease in specialty service revenue of approximately $1.1 million, or 14%, to $6.5 million in 1998, compared to $7.6 million in 1997. Contract placement revenue increased approximately
$4.0 million, or 47%, to $12.6 million in 1998, compared to $8.6 million in 1997.

    Gross margin increased approximately $2.4 million, or 24%, to $12.5 million in 1998, compared to $10.1 million in 1997. Gross margin as a percentage of net staffing service revenue remained relatively unchanged at approximately 30%.

    Selling, general and administrative expenses, net of depreciation and amortization, increased approximately $1.5 million, or 21%, to $8.8 million in 1998, compared to $7.3 million in 1997. The increase was primarily the result of increased expenses associated with opening new offices, the further development and expansion of the Company's training programs, the expansion of the Company's back office to support the growth in sales and increased professional fees associated with investor relations and public reporting. Selling, general and administrative expenses, as a percentage of net service revenues, remained relatively unchanged at 21%. For fiscal year 1998, depreciation and amortization expense amounted to $0.6 million as compared to $0.3 million in the previous year. This increase is attributable to recent acquisitions completed by the Company.

    Other income was approximately $69,000 in 1998, compared to an expense of $25,000 in 1997. This was primarily due to interest earnings on the proceeds from the Company's 1997 public offering and a current year reduction of interest expense, resulting from the retirement of all short-term debt during the fourth quarter of 1997, offset by increased losses from joint venture operation and interest expense on deferred payment obligations. The loss from joint venture operation increased approximately $202,000 to $223,000 in 1998 compared to $21,000 in 1997. As a result, the Company terminated the joint venture in January, 1999.

    For fiscal 1998, income from continuing operations before income taxes amounted to $3.2 million, an increase of $0.7 million, or 28% as compared to the previous year period.

    Income tax expense from continuing operations was approximately
$1.2 million in 1998, compared to benefit of approximately $0.1 million in 1997. The benefit in 1997 resulted from a reduction in the valuation allowance on deferred tax assets in the fourth quarter of 1997, primarily related to net operating loss carry-forwards. The Company's effective tax rate for 1998 was approximately 36%.

    Results for fiscal year 1998, the first year in which the Company operated its training segment, have been restated to reflect reporting the results for this segment as discontinued operations. The losses from discontinued operations amounted to $0.5 million in fiscal year 1998. This loss was primarily the result of startup costs associated with the expansion of the Company's training operation, the integration of the Alliance Training Center acquisition and completion of the requisite certifications of the Company's training schools. The Company reported no Training revenue in 1997.

    Net income decreased approximately $1.1 million, or 41%, to $1.6 million in 1998, compared to $2.7 million in 1997 as a result of the above.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, net cash flow generated from operations amounted to $1.1 million. In addition, the Company raised
$0.2 million from the issuance of capital stock under stock option agreements and borrowed $1.5 million under the Company's new line of credit facility. All of these proceeds combined with $2.6 million of existing cash on hand at December 31, 1998 was used as follows: (1) $0.8 million for principal payments under long-term debt obligations, (2) $3.1 million to finance acquisitions,
(3) $0.2 million to repurchase Company stock, (4) $1.2 million for capital expenditures for computer equipment associated with the upgrade of the Company's computer systems and automation of the back office and (4) $0.1 million for miscellaneous general corporate purposes.

    The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. In March, 2000, the Company borrowed $2.8 million under the Company's existing credit facility. These borrowings were used in connection with the acquisition of Datatek, Corporation. As of March 22, 2000, total indebtedness under the credit facility amounted to $3.8 million, leaving $0.8 million available. Borrowings on this credit facility are due in full on June 30, 2000. Management expects that cash flow from operations will provide adequate liquidity to fund its internal 2000 growth plans and operations for the foreseeable future. The Company's internal 2000 growth plans include the expansion and improvement of its applicant database and back office and the expansion and opening of new profit centers in existing cities.

    The Company is currently in discussions with several groups to obtain additional financing through either debt or equity in order to consummate additional significant acquisitions. As of March 29, 2000, no agreements had been entered into and there is no certainty that the Company will be successful in such efforts.

    Inflation has not had a significant effect on the Company's operating results.

YEAR 2000 ISSUE

    As a result of certain computer programs being written utilizing two digits rather than four digits to define the applicable year, any of the Company's computer programs that had date sensitive software could have recognized a date using "00" as the Year 1900 rather than the Year 2000 (the "Year 2000 Issue"). This could have resulted in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company made an assessment of the Year 2000 Issue and, as a result, replaced its accounting software which has enabled the Company's computer systems to function properly with respect to the Year 2000 Issue. The cost of the software and implementation was approximately $0.2 million.

    In addition, Year 2000 testing and remediation of other aspects of the Company's infrastructure, including the Company's subsidiaries, is complete. The Company did not experience any disruption of operations as a result of the Year 2000 Issue and does not expect in the future to experience any disruption of operations as a result of the Year 2000 Issue.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

    Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; the Company's ability to effectively implement an e-commerce strategy; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments as well as interest expense on line of credit borrowings. The cash equivalent short-term investments consist of money market mutual funds that invest in government securities. Assuming interest rates increased by 200 basis points (2%) above the interest rate at December 31, 1999, on an annualized basis interest expense would increase by approximately $30,000 on the outstanding line of credit borrowings of $1.5 million at December 31, 1999.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

    See Item 14(a).

QUARTERLY RESULTS

    The Company's quarterly operating results have varied in the past and can be expected to vary in the future. Fluctuations in operating results generally are caused by a number of factors, including changes in the Company's services mix, the degree to which the Company encounters competition in its existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new services introduced by the Company or its competitors, and changes in prices for services offered by the Company or its competitors.

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

                                                                     THREE MONTHS ENDED (UNAUDITED)
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1998        1998       1998        1998       1999        1999       1999        1999
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net services revenues.................   $8,911     $10,388     $10,464    $11,803     $11,678    $11,704     $14,360    $15,902
Cost of services......................    6,318       7,179       7,370      8,155       8,194      8,433      10,234     11,832
                                         ------     -------     -------    -------     -------    -------     -------    -------
  Gross margin........................    2,593       3,209       3,094      3,648       3,484      3,271       4,126      4,070
Selling, general and administrative
  expenses............................    2,074       2,357       2,361      2,597       2,655      2,943       3,601      3,290
Other income (expenses)...............       90          80          89       (190)         (6)        (8)        (40)      (186)
                                         ------     -------     -------    -------     -------    -------     -------    -------
Income from continuing operations
  before income taxes.................      609         932         822        861         823        320         485        594
Income tax expense....................     (192)       (350)       (309)      (318)       (315)      (134)       (161)      (244)
                                         ------     -------     -------    -------     -------    -------     -------    -------
Income from continuing operations.....      417         582         513        543         508        186         324        350
Loss from discontinued operations, net
  of tax benefit......................      (40)        (31)       (199)      (207)       (125)      (136)       (139)      (905)
                                         ------     -------     -------    -------     -------    -------     -------    -------
Net income (loss).....................   $  377     $   551     $   314    $   336     $   383    $    50     $   185    $  (555)
                                         ======     =======     =======    =======     =======    =======     =======    =======
Basic earnings per share:
  From continuing operations..........   $ 0.15     $  0.21     $  0.18    $  0.20     $  0.18    $  0.07     $  0.12    $  0.13
  Net income (loss)...................     0.14        0.20        0.11       0.12        0.14       0.02        0.07      (0.20)
Diluted earnings per share:
  From continuing operations..........   $ 0.15     $  0.20     $  0.18    $  0.20     $  0.18    $  0.07     $  0.12    $  0.13
  Net income (loss)...................     0.13        0.19        0.11       0.12        0.14       0.02        0.07      (0.20)
Weighted average shares outstanding:
  Basic...............................    2,740       2,748       2,809      2,712       2,756      2,732       2,772      2,781
  Diluted.............................    2,858       2,912       2,891      2,769       2,790      2,765       2,774      2,781

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    Information contained under the caption "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (i) and (ii) Financial Statements and Financial Statement Schedule

    Reference is made to the listing on page 21 of all financial statements and schedules filed as a part of this report.

    All other schedules are omitted as they are not applicable or not required, or because the required information is included in the financial statements on notes thereto.

       (iii) Exhibits

    Reference is made to the Index to Exhibits on pages 45 through 50 for a list of all exhibits filed as part of this report.

    (b) Reports on Form 8-K

    On March 22, 2000, the Company filed with the Securities and Exchange Commission, a report on Form 8- K, dated March 7, 2000 with respect to the acquisition of Datatek.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DIVERSIFIED CORPORATE RESOURCES, INC.
                                                       REGISTRANT

Date: March 30, 2000                                   By:             /s/ J. MICHAEL MOORE
                                                            -----------------------------------------
                                                                         J. Michael Moore
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2000                                   By:             /s/ J. MICHAEL MOORE
                                                            -----------------------------------------
                                                                         J. Michael Moore
                                                              Chairman, Chief Executive Officer and
                                                                   Principal Executive Officer

Date: March 30, 2000                                   By:              /s/ M. TED DILLARD
                                                            -----------------------------------------
                                                                          M. Ted Dillard
                                                                     President and Secretary

Date: March 30, 2000                                   By:             /s/ DOUGLAS G. FURRA
                                                            -----------------------------------------
                                                                         Douglas G. Furra
                                                                   Chief Financial Officer and
                                                                   Principal Financial Officer

Date: March 30, 2000                                   By:         /s/ ANTHONY G. SCHMECK, JR.
                                                            -----------------------------------------
                                                                     Anthony G. Schmeck, Jr.
                                                                     Chief Accounting Officer

Date: March 30, 2000                                   By:          /s/ DEBORAH A. FARRINGTON
                                                            -----------------------------------------
                                                                      Deborah A. Farrington
                                                                             Director

Date: March 30, 2000                                   By:             /s/ SAMUEL E. HUNTER
                                                            -----------------------------------------
                                                                         Samuel E. Hunter
                                                                             Director

Date: March 30, 2000                                   By:             /s/ A. CLINTON ALLEN
                                                            -----------------------------------------
                                                                         A. Clinton Allen
                                                                             Director

                       INDEX TO FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................   22

Consolidated Balance Sheets at December 31, 1999 and 1998...   23

Consolidated Statements of Operations for each of the three
  years ended December 31, 1999, 1998 and 1997..............   24

Consolidated Statements of Stockholders' Equity for each of
  the three years ended December 31, 1999, 1998 and 1997....   25

Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1999, 1998 and 1997..............   26

Notes to Consolidated Financial Statements..................   27

Report of Independent Accountants on the Financial Statement
  Schedule..................................................   43

Schedule II--Valuation and Qualifying Accounts--for each of
  the three years ended December 31, 1999, 1998 and 1997....   44

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP
Dallas, Texas
March 22, 2000

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   847,171   $ 3,472,990
  Trade accounts receivable, less allowance for doubtful
    accounts of approximately $1,005,000 and $734,000,
    respectively............................................    9,987,318     6,780,639
  Receivables from related parties..........................       75,263        52,756
  Prepaid expenses and other current assets.................      256,714       302,004
  Federal income taxes receivable...........................      148,523        48,094
  Deferred income taxes.....................................      713,853       374,292
                                                              -----------   -----------
    Total current assets....................................   12,028,842    11,030,775
Property and equipment, net.................................    3,342,524     3,114,908
Other assets:
  Intangibles, net..........................................    6,882,809     3,646,925
  Investment in and advances to joint venture...............           --       377,127
  Deferred income taxes.....................................           --       123,004
  Other.....................................................      293,574       149,439
                                                              -----------   -----------
                                                              $22,547,749   $18,442,178
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued expenses...............  $ 5,128,069   $ 3,853,681
  Short-term borrowing under line of credit.................    1,480,000            --
  Current maturities of capital lease obligations...........       13,413        43,824
  Current maturities of long-term debt......................    1,220,733       665,169
                                                              -----------   -----------
    Total current liabilities...............................    7,842,215     4,562,674
Deferred lease rents........................................       93,528        59,522
Deferred income taxes.......................................       93,487            --
Capital lease obligations, net of current maturities........           --        23,766
Long-term debt, net of current maturities...................    1,590,757     1,178,924
                                                              -----------   -----------
    Total liabilities.......................................    9,619,987     5,824,886
                                                              -----------   -----------
Commitments and contingencies...............................           --            --
Stockholders' equity
  Preferred stock, $1.00 par value; 1,000,000 shares
    authorized, none
    issued..................................................           --            --
  Common stock, $.10 par value; 10,000,000 shares
    authorized, 3,289,946 and 3,177,446 shares issued,
    respectively............................................      328,995       317,745
  Additional paid-in capital................................   12,378,909    11,927,899
  Retained earnings.........................................    1,999,549     1,936,736
  Common stock held in treasury (549,594 and 483,549 shares,
    respectively), at cost..................................   (1,541,302)   (1,349,865)
  Receivables from related parties..........................     (238,389)     (215,223)
                                                              -----------   -----------
    Total stockholders' equity..............................   12,927,762    12,617,292
                                                              -----------   -----------
                                                              $22,547,749   $18,442,178
                                                              ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Net service revenues:
  Permanent placement.......................................  $26,794,032   $22,463,649   $17,592,923
  Specialty services........................................    7,992,416     6,472,457     7,609,008
  Contract placement........................................   18,857,452    12,630,072     8,609,602
                                                              -----------   -----------   -----------
                                                               53,643,900    41,566,178    33,811,533
Cost of services............................................   38,692,929    29,022,379    23,678,331
                                                              -----------   -----------   -----------
Gross margin................................................   14,950,971    12,543,799    10,133,202
                                                              -----------   -----------   -----------
Selling, general and administrative expenses:
  Selling, general and administrative expenses..............   11,282,160     8,772,201     7,320,583
  Depreciation and amortization expense.....................    1,206,692       616,941       307,651
                                                              -----------   -----------   -----------
                                                               12,488,852     9,389,142     7,628,234
                                                              -----------   -----------   -----------
Other income and (expense) items:
  Loss from joint venture operations........................           --      (223,362)      (21,072)
  Interest income (expense), net............................      (84,599)      283,773       (35,468)
  Other, net................................................     (155,048)        9,019        31,729
                                                              -----------   -----------   -----------
                                                                 (239,647)       69,430       (24,811)
                                                              -----------   -----------   -----------
Income from continuing operations before income taxes,
  discontinued operations and extraordinary item............    2,222,472     3,224,087     2,480,157
Income tax (expense) benefit................................     (854,881)   (1,169,239)      123,195
                                                              -----------   -----------   -----------
Income from continuing operations before discontinued
  operations and extraordinary item.........................    1,367,591     2,054,848     2,603,352
Discontinued operations, net of income tax benefits:
  Loss from operations of discontinued training
    operations..............................................     (700,079)     (476,983)           --
  Loss on disposal of discontinued training operations......     (604,699)           --            --
                                                              -----------   -----------   -----------
Income before extraordinary item............................       62,813     1,577,865     2,603,352
Extraordinary item:
  Gain on debt restructuring, net of income taxes...........           --            --        56,627
                                                              -----------   -----------   -----------
Net income..................................................  $    62,813   $ 1,577,865   $ 2,659,979
                                                              ===========   ===========   ===========
Basic earnings per share:
  Income from continuing operations.........................  $      0.49   $      0.75   $      1.33
  Loss from discontinued operations.........................        (0.47)        (0.18)           --
  Extraordinary item........................................           --            --          0.03
                                                              -----------   -----------   -----------
    Net income..............................................  $      0.02   $      0.57   $      1.36
                                                              ===========   ===========   ===========
Weighted average common shares outstanding..................    2,760,371     2,752,154     1,951,117
                                                              ===========   ===========   ===========
Diluted earnings per share:
  Income from continuing operations.........................  $      0.49   $      0.72   $      1.25
  Loss from discontinued operations.........................        (0.47)        (0.17)           --
  Extraordinary item........................................           --            --          0.03
                                                              -----------   -----------   -----------
    Net income..............................................  $      0.02   $      0.55   $      1.28
                                                              ===========   ===========   ===========
Weighted average common and common equivalent shares
  outstanding...............................................    2,777,606     2,857,577     2,071,223
                                                              ===========   ===========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    RECEIVABLES
                                          ADDITIONAL     RETAINED                      FROM
                                COMMON      PAID-IN      EARNINGS      TREASURY       RELATED
                                STOCK       CAPITAL      (DEFICIT)       STOCK        PARTIES        TOTAL
                               --------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31,
  1996.......................  $188,116   $ 3,615,151   $(2,301,108)  $  (185,175)   $(129,193)   $ 1,187,791
Advances to related
  parties....................        --            --            --            --     (170,807)      (170,807)
Repayments from related
  parties....................        --            --            --            --      300,000        300,000
Tax effect of stock options
  exercised..................        --        57,750            --            --           --         57,750
Issuance of common stock.....   110,479     7,407,603            --            --           --      7,518,082
Net income...................        --            --     2,659,979            --           --      2,659,979
                               --------   -----------   -----------   -----------    ---------    -----------
BALANCE, December 31,
  1997.......................   298,595    11,080,504       358,871      (185,175)          --     11,552,795
Advances to related
  parties....................        --            --            --            --     (215,223)      (215,223)
Tax effect of stock options
  exercised..................        --       105,545            --            --           --        105,545
Issuance of common stock.....    19,150       741,850            --            --           --        761,000
Treasury stock purchase......        --            --            --    (1,164,690)          --     (1,164,690)
Net income...................        --            --     1,577,865            --           --      1,577,865
                               --------   -----------   -----------   -----------    ---------    -----------
BALANCE, December 31,
  1998.......................   317,745    11,927,899     1,936,736    (1,349,865)    (215,223)    12,617,292
Advances to related
  parties....................        --            --            --            --      (23,166)       (23,166)
Tax effect of stock options
  exercised..................        --        22,744            --            --           --         22,744
Issuance of common stock.....    14,750       444,766            --            --           --        459,516
Treasury stock purchase......        --            --            --      (211,437)          --       (211,437)
Net income...................        --            --        62,813            --           --         62,813
Retirement of treasury
  stock......................    (3,500)      (16,500)           --        20,000           --             --
                               --------   -----------   -----------   -----------    ---------    -----------
BALANCE, December 31,
  1999.......................  $328,995   $12,378,909   $ 1,999,549   $(1,541,302)   $(238,389)   $12,927,762
                               ========   ===========   ===========   ===========    =========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Cash flow from operating activities:
  Net income................................................  $    62,813   $ 1,577,865   $ 2,659,979
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Extraordinary item......................................           --            --       (87,118)
    Depreciation and amortization...........................    1,272,365       636,107       307,652
    Write off of intangible assets and other................      156,320            --         5,103
    Loss from disposal of discontinued operations...........      604,699            --            --
    Provision for allowances................................      249,637       (38,531)       42,663
    Equity in loss of joint venture.........................           --       223,362        21,072
    Income tax effect of options exercised..................       22,744       105,545        57,750
    Deferred income taxes...................................      103,667       174,552      (671,848)
    Deferred lease rents....................................       34,006         6,391        53,131
    Accretion of interest on deferred payment obligations...      190,466        36,411            --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................   (1,119,339)     (743,561)   (1,538,313)
    Federal income taxes receivable.........................       51,166       153,342      (201,436)
    Prepaid expenses and other current assets...............      (36,698)     (200,358)      (71,257)
    Other assets............................................     (154,075)           --            --
    Trade accounts payable and accrued expenses.............     (375,740)     (325,220)      244,972
                                                              -----------   -----------   -----------
      Cash provided by operating activities.................    1,062,031     1,605,905       822,350
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................   (1,213,480)   (1,845,902)     (894,519)
  Business acquisition costs, net of cash acquired..........   (3,113,879)   (2,198,440)           --
  Other assets..............................................       (6,287)      (20,236)      (11,397)
  Loans and advances to related parties.....................      (77,058)     (256,510)     (172,956)
  Repayment from related parties............................       31,385        10,305       309,244
  Net advances to joint venture.............................           --      (373,851)      (94,805)
                                                              -----------   -----------   -----------
      Cash used in investing activities.....................   (4,379,319)   (4,684,634)     (864,433)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Issuance of common stock..................................      181,641       190,219     8,668,065
  Public offering costs.....................................           --            --    (1,119,983)
  Repurchase of treasury stock..............................     (211,437)   (1,075,159)           --
  Principal payments under long-term debt obligations.......     (758,735)      (63,529)      (21,831)
  Increase (decrease) in borrowings under factoring and loan
    agreements..............................................           --            --      (400,682)
  Net short-term borrowings.................................    1,480,000            --       (97,652)
  Book overdraft............................................           --            --       (98,158)
                                                              -----------   -----------   -----------
      Cash provided by (used in) financing activities.......      691,469      (948,469)    6,929,759
                                                              -----------   -----------   -----------
  Change in cash and cash equivalents.......................   (2,625,819)   (4,027,198)    6,887,676
  Cash and cash equivalents at beginning of year............    3,472,990     7,500,188       612,512
                                                              -----------   -----------   -----------
      Cash and cash equivalents at end of year..............  $   847,171   $ 3,472,990   $ 7,500,188
                                                              ===========   ===========   ===========
Supplemental cash flow information:
  Cash paid for interest....................................  $    31,000   $    11,000   $   159,000
                                                              ===========   ===========   ===========
  Cash paid for taxes.......................................  $   322,000   $   538,000   $   783,000
                                                              ===========   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER

    BASIS OF PRESENTATION

    The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

    NATURE OF OPERATIONS

    The Company is a Texas corporation and is engaged, through its subsidiaries, in the permanent, specialty and contract placement of personnel in various industries and in information technology training services. The Company currently operates offices in the following locations:

Arizona                 Phoenix
Colorado                Denver
Georgia                 Atlanta
Idaho                   Meridian
Illinois                Chicago
Maine                   Portland
Missouri                Kansas City and St. Louis
North Carolina          Raleigh
Pennsylvania            Philadelphia
Texas                   Dallas/Fort Worth, Houston and Austin
Virginia                Reston

    The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. The Company's executive offices, located in Dallas, Texas, provide centralized training, payroll, final customer credit evaluation, customer invoicing and collection efforts, as well as certain other accounting and administrative services for its offices.

    REVENUE RECOGNITION AND COST OF SERVICES

    Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from specialty services and contract placements are recognized by the Company upon performance of services. Cost of services consists of expenses for the operation of the Company's offices, principally commissions, direct wages paid to non-permanent personnel, and payroll taxes. Accounts receivable at December 31, 1999 and 1998 include approximately $585,000 and $491,000, respectively, of unbilled receivables that were billed in 2000 and 1999, respectively.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for the purposes of the consolidated statements of cash flows.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 1999 and 1998, the Company's financial instruments consist of notes receivable from related parties, line of credit borrowings and long-term debt. The Company believes that the recorded values approximate fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets or the related lease terms, if applicable, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in the consolidated statement of operations. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of each class of assets are as follows:

Computer equipment and software.............................    5 Years
Equipment and furniture.....................................  3-7 Years
Leasehold improvements......................................  5-7 Years

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the years ended
December 31, 1999, 1998 and 1997, advertising expenses amounted to approximately $919,000, $411,000 and $343,000, respectively.

    EARNINGS PER SHARE

    Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

    Following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted EPS:

                                                1999        1998        1997
                                              ---------   ---------   ---------
Basic.......................................  2,760,371   2,752,154   1,951,117
Net effect of dilutive stock options........     17,235     105,423     120,106
                                              ---------   ---------   ---------
Diluted.....................................  2,777,606   2,857,577   2,071,223
                                              =========   =========   =========
Options and warrants not considered because
  effects of inclusion would be
  anti-dilutive.............................    185,090     127,590     255,590

    INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER (CONTINUED) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year balances to conform to the current year presentation.

    INTANGIBLES

    Intangibles consist of covenants not to compete and goodwill (excess of purchase price over fair value of net assets acquired) arising from business combinations and are being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms.)

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Computer equipment and software....................  $ 3,071,644   $ 2,466,334
Equipment and furniture............................    1,814,910     1,457,109
Leasehold improvements.............................      386,589       292,123
                                                     -----------   -----------
                                                       5,273,143     4,215,566
Less accumulated depreciation and amortization.....   (1,930,619)   (1,100,658)
                                                     -----------   -----------
  Property and equipment, net......................  $ 3,342,524   $ 3,114,908
                                                     ===========   ===========

    Depreciation and amortization of property and equipment was approximately $971,000, $585,000 and $308,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Amortization of assets under capital leases in 1999, 1998 and 1997 was approximately $39,000, $31,000 and $11,000 and the unamortized balance was approximately $47,000 at December 31, 1999. These assets are included in equipment and furniture.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

3. INTANGIBLES

    Intangibles consist of:

                                                               DECEMBER 31,
                                           AMORTIZATION   -----------------------
                                              PERIOD         1999         1998
                                           ------------   ----------   ----------
Non-compete agreements...................    3-5 years    $  100,000   $   50,000
Goodwill.................................  10-20 years     7,097,269    3,648,096
                                                          ----------   ----------
                                                           7,197,269    3,698,096
Accumulated amortization.................                   (314,460)     (51,171)
                                                          ----------   ----------
                                                          $6,882,809   $3,646,925
                                                          ==========   ==========

    Amortization of intangibles was approximately $301,000 for 1999 and $51,000 for 1998. The cost assigned to the non-compete agreements is the amount stated in the purchase agreements.

4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Trade accounts payable and accrued expenses consist of:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Trade accounts payable...............................  $  588,140   $  262,097
Accrued expenses.....................................     439,289      269,940
Accrued compensation.................................   3,456,995    2,992,607
Accrued payroll expense..............................     193,645      329,037
Provision for loss on disposal of discontinued
  training operations................................     450,000           --
                                                       ----------   ----------
                                                       $5,128,069   $3,853,681
                                                       ==========   ==========

    Included in accrued compensation are accrued commissions, contractors' payroll and management bonuses.

5. LINE OF CREDIT AND LONG-TERM DEBT:

    On July 8, 1999, the Company entered into a revolving line of credit agreement with Compass Bank. The agreement permits borrowings of up to $4,500,000. The borrowings are collateralized by the Company's accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which require the Company to maintain net worth of $8,900,000 and interest coverage, as defined in the agreement, of not less than 2 to 1. The Company was in compliance with these covenants at December 31, 1999 and 1998. Outstanding balances bear interest at the bank's index rate unless the Company elects the LIBOR base rate plus 2 1/4% for specific advances under the agreement. Interest is payable quarterly and all outstanding principal and interest is due June 30, 2000. Borrowings at December 31, 1999 amounted to $1,480,000, with a remaining balance of $3,020,000 available. The weighted average interest rate on the borrowings was 8.18% at December 31, 1999.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

5. LINE OF CREDIT AND LONG-TERM DEBT: (CONTINUED)
    Long-term debt consists of:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Present value of minimum deferred payment obligations
  (discounted at 8%):
  Texcel acquisition.................................  $1,330,001   $1,844,093
  Mountain acquisition...............................   1,481,489           --
                                                       ----------   ----------
                                                        2,811,490    1,844,093
Less current maturities of long-term debt............   1,220,733      665,169
                                                       ----------   ----------
  Total long-term debt...............................  $1,590,757   $1,178,924
                                                       ==========   ==========

    The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

2000........................................................  $1,220,733
2001........................................................   1,054,864
2002........................................................  $  535,893
                                                              ----------
                                                              $2,811,490
                                                              ==========

6. BUSINESS ACQUISITIONS

    TEXCEL, INC. AND TEXCEL TECHNICAL SERVICES, INC.:

    On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The purchase price consisted of $1,800,000 in cash, 100,000 shares of the Company's common stock valued at $4.8125 per share (which was the then market value at the date the acquisition was announced less a discount for the restrictive nature of the stock) and three annual deferred payments of $930,000 the first of which was paid October 1, 1999. The remaining two payments are due October 1, 2000 and 2001, respectively. The deferred payments will be reduced up to $200,000 each if certain levels of profitability are not maintained. Texcel is based in the Philadelphia area and is engaged in both permanent and temporary placements of technical and professional specialists, primarily in Pennsylvania, Delaware and New Jersey. In connection with the acquisition, the Company incurred acquisition costs amounting to approximately $196,000, which includes $89,000 paid to Ms. Deborah
A. Farrington, a non-employee Director of the Company, pursuant to her consulting agreement with the Company, for negotiating the transaction.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

6. BUSINESS ACQUISITIONS (CONTINUED)
    Following is a summary of the transaction:

Costs:
  Fair value of assets acquired.............................  $  695,610
  Covenants not to compete..................................      50,000
  Goodwill..................................................   3,483,954
                                                              ----------
    Total...................................................  $4,229,564
                                                              ==========
Source:
  Cash......................................................  $1,995,954
  Present value of minimum deferred payments................   1,752,360
  Fair value of common stock issued.........................     481,250
                                                              ----------
    Total...................................................  $4,229,564
                                                              ==========

    The Texcel acquisition was accounted for under the purchase method. The results of Texcel are included in the statement of operations beginning October 1, 1998. Goodwill is being amortized over twenty years utilizing the straight-line method. The contingent deferred payments (approximately $200,000 each) will be recorded as goodwill when earned.

    MOUNTAIN, LTD.:

    On August 6, 1999, the Company completed the acquisition of all of the outstanding stock of Mountain Ltd. ("Mountain"). The purchase price consists of approximately $2,430,000 in cash, 75,000 shares of the Company's common stock valued at $3.705 per share and three annual deferred payments of approximately $1,180,000 each, beginning October 1, 2000. The deferred payments will be reduced up to 50% each if certain levels of profitability are not maintained. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry. In connection with the acquisition, the Company incurred acquisition costs amounting to approximately $336,000 which includes $40,000 paid to Ms. Deborah A. Farrington, a non-employee Director of the Company, pursuant to her consulting agreement with the Company, for negotiating the transaction.

    Following is a summary of the transaction:

Costs:
  Fair value of assets acquired.............................  $1,215,986
  Covenant not to compete...................................      50,000
  Goodwill..................................................   3,259,364
                                                              ----------
    Total...................................................  $4,525,350
                                                              ==========
Source:
  Cash......................................................  $2,765,986
  Present value of minimum deferred payments................   1,481,489
  Fair value of common stock issued.........................     277,875
                                                              ----------
    Total...................................................  $4,525,350
                                                              ==========

    The Mountain acquisition was accounted for under the purchase method. The results of the operations of Mountain are included in the Company's statement of operations beginning August 6, 1999. Goodwill is being amortized over twenty years utilizing the straight-line method. The contingent deferred payments (approximately $590,000 each) will be recorded as goodwill when earned.

    Pro Forma Results of Operations (unaudited): The following unaudited pro forma results of operations for 1999 have been prepared assuming the Mountain acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for 1998 have been prepared assuming the Mountain acquisition and the 1998 acquisition of Texcel had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Net service revenues...............................  $61,940,868   $55,842,409
Net income from continuing operations before
  taxes............................................  $ 2,369,194   $ 3,884,667
Net income from continuing operations..............  $ 1,455,624   $ 2,451,195
Net income.........................................  $   150,846   $ 1,974,212
Basic earnings per share:
  Net income from continuing operations............  $      0.52   $      0.86
  Net income.......................................  $      0.05   $      0.68
Diluted earnings per share:
  Net income from continuing operations............  $      0.52   $      0.83
  Net income.......................................  $      0.05   $      0.66

7.  STOCK BASED COMPENSATION

    Under provisions of the Company's 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 800,000 shares of the Company's common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 1999, 1998 and 1997 vest in varying amounts over periods ranging from three to five years.

    On October 23, 1998, the Board of Directors approved the repricing of options to purchase 298,167 shares of the Company's common stock, which are held by key employees of the Company. Such action reduced to $5.125 per share the exercise price on the options involved, representing the market value of the common stock at the date of repricing. The options previously had exercise prices ranging from $8.00 per share to $12.75 per share. The Board of Directors also has imposed a condition that no such options could have been exercised prior to October 23, 1999.

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

    Following is a summary of the Company's stock options as of and for the years ended December 31, 1999, 1998 and 1997:

                                           WEIGHTED   NUMBER OF
                                           AVERAGE    SHARES OF
                                           EXERCISE   UNDERLYING      RANGE OF
                                            PRICE      OPTIONS     EXERCISE PRICES
                                           --------   ----------   ---------------
Outstanding at December 31, 1997.........   $ 6.28     495,500     $2.50 to $10.00
                                                       =======
Exercisable at December 31, 1997.........     3.14     223,000      2.50 to  10.00
                                                       =======
Granted..................................    11.00     321,667      4.81 to  12.75
Exercised................................     3.06     (91,500)     2.50 to   4.00
Forfeited................................    10.54     (73,500)     5.00 to  12.75
                                                       -------
Outstanding at December 31, 1998.........     6.30     652,167      2.50 to  12.75
                                                       =======
Exercisable at December 31, 1998.........     5.93     214,000      2.50 to  12.75
                                                       =======
Granted..................................     4.58      48,000      3.00 to  5.875
Exercised................................     2.50     (72,500)     2.50 to   2.50
Forfeited................................     8.57     (79,000)     2.50 to  12.75
                                                       -------
Outstanding at December 31, 1999.........     6.33     548,667      3.00 to  12.75
                                                       =======
Exercisable at December 31, 1999.........     6.01     275,867      3.00 to  12.75
                                                       =======

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          ---------------------------------------   ----------------------
                                        WEIGHTED AVG.    WEIGHTED                 WEIGHTED
                                          REMAINING        AVG.                     AVG.
                            NUMBER      CONTR. LIFE IN   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING       YEARS         PRICE     OUTSTANDING    PRICE
------------------------  -----------   --------------   --------   -----------   --------
$3.00 to $5.88..........    446,167          2.77         $ 4.93      181,000      $ 4.91
$10.00 to $12.75........    102,500          3.40         $12.14       94,867      $12.14
                            -------                                   -------
$3.00 to $12.75.........    548,667          2.88         $ 6.33      275,867      $ 6.01
                            =======                                   =======

    SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation for the Company's stock based compensation plans been determined consistent with SFAS 123, the Company's net income would approximate the amounts below:

                                           1999                       1998                       1997
                                  -----------------------   ------------------------   ------------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ----------   -----------   ----------
SFAS 123 compensation cost......    $    --     $ 317,305   $       --    $  331,566   $       --    $  273,145
APB 25 compensation cost
Net income (loss)...............     62,813      (254,501)   1,577,865     1,246,299    2,659,979     2,386,834
Basic earnings per share:
  Income from continuing
    operations..................    $  0.49     $    0.38   $     0.75    $     0.63   $     1.33    $     1.19
  Loss from discontinued
    operations..................      (0.47)        (0.47)       (0.18)        (0.18)          --            --
  Extraordinary item............                                                             0.03          0.03
  Net income....................       0.02         (0.09)        0.57          0.45         1.36          1.22
Diluted earnings per share:
  Income from continuing
    operations..................       0.49          0.38         0.72          0.62         1.25          1.12
  Loss from discontinued
    operations..................      (0.47)        (0.47)       (0.17)        (0.18)          --            --
  Extraordinary item............                                                             0.03          0.03
  Net income....................       0.02         (0.09)        0.55          0.44         1.28          1.15

    The effects of applying SFAS 123 as disclosed above are not indicative of future amounts.

    The fair value of each stock option granted in 1999, 1998 and 1997 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                1999         1998         1997
                                              ---------   ----------   ----------
Expected term...............................  5.0 years   4.02 years   3.75 years
Expected dividend yield.....................       0.00%        0.00%        0.00%
Expected volatility.........................      55.32%       60.33%       40.55%
Risk-free interest rate.....................       5.33%        5.51%        6.10%

    The weighted-average grant date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $2.53, $5.71 and $3.17,
respectively.

    The Company granted a total of 82,590 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with the Company's public offering. These warrants are outstanding and exercisable as of December 31, 1999. The fair value of these stock warrants granted in 1997 was estimated on the date of grant to be approximately $161,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2.5 years, an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.

8.  STOCKHOLDERS' EQUITY

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

    During 1999, 1998 and 1997, 72,500, 91,500 and 155,000 shares, respectively, were issued in connection with the exercise of stock options. 100,000 and 75,000 shares were issued in the Texcel and Mountain acquisitions, respectively. In 1999 and 1998, pursuant to share repurchase programs authorized by the Board of Directors, as a result of market conditions, the Company reacquired 102,913 and 237,700 shares, respectively at an aggregate cost of approximately $211,000 and $1,165,000, respectively. In 1999, the Company retired 35,000 shares of treasury stock. The amount credited to additional paid in capital upon the original issuance of such shares was estimated to be greater than the Company's cost of reacquiring such shares. Accordingly, the carrying value in excess of the par value of such shares was charged to additional paid in capital upon cancellation.

9.  FEDERAL INCOME TAXES

    The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                        DECEMBER 31,
                                             ----------------------------------
                                               1999         1998        1997
                                             ---------   ----------   ---------
Tax provision at statutory rate for
  continuing operations....................  $ 777,862   $1,128,430   $ 898,546
Loss from discontinued operations..........   (815,946)    (271,410)         --
Utilization of net operating loss
  carryforward.............................         --           --    (163,312)
Change in valuation allowance exclusive of
  utilization of net operating loss
  carryforward.............................         --           --    (892,388)
Other, principally change of estimate......      3,769      (43,666)     19,658
Alternative minimum tax credits............         --           --     (39,889)
State income taxes, net of federal income
  tax benefits.............................     73,250       84,475      84,681
                                             ---------   ----------   ---------
                                             $  38,935   $  897,829   $ (92,704)
                                             =========   ==========   =========

    The allocation of income taxes (benefit) is:

                                                       DECEMBER 31,
                                           ------------------------------------
                                             1999         1998         1997
                                           ---------   ----------   -----------
Continuing operations....................  $ 854,881   $1,169,239   $  (123,195)
Discontinued operations..................   (815,946)    (271,410)           --
Extraordinary item.......................         --           --        30,491
                                           ---------   ----------   -----------
                                           $  38,935   $  897,829   $   (92,704)
                                           =========   ==========   ===========
Current..................................  $ 162,007   $  723,277   $   579,144
Deferred.................................   (123,072)     174,552       173,747
Realization of net operating loss
  carryforward...........................         --           --       210,105
Change in valuation allowance............         --           --    (1,055,700)
                                           ---------   ----------   -----------
                                           $  38,935   $  897,829   $   (92,704)
                                           =========   ==========   ===========

    Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. In the fourth quarter of 1997, the Company determined that it was more likely than not that it would realize its deferred tax assets and, accordingly, reduced the related valuation allowance by approximately $846,000. This change of estimate increased basic and diluted earnings per share $0.43 and $0.41, respectively.

    Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, at December 31, 1999, 1998 and 1997 are as follows:

                                                           1999                          1998
                                                ---------------------------   ---------------------------
                                                DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                                   ASSET       LIABILITIES       ASSET       LIABILITIES
                                                ------------   ------------   ------------   ------------
Current:
  Net operating loss carryforward.............    $163,312       $     --       $163,312       $     --
  Reserves and accruals.......................     550,541             --        210,980             --
                                                  --------       --------       --------       --------
    Subtotal-current..........................     713,853             --        374,292             --
                                                  --------       --------       --------       --------
Non - current:
  Net operating loss carryforward.............     149,258             --        312,570             --
  Other basis differences principally related
    to property and equipment and
    intangibles...............................          --        280,154             --        213,375
  Reserves and accruals.......................      37,409             --         23,809             --
    Subtotal non-current......................     186,667        280,154        336,379        213,375
                                                  --------       --------       --------       --------
Total.........................................    $900,520       $280,154       $710,761       $213,275
                                                  ========       ========       ========       ========
Net current...................................    $713,853                      $374,292
                                                  ========                      ========
Net non-current...............................                   $ 93,487       $123,004
                                                                 ========       ========

    The Company has a net operating loss carryforward of approximately $895,000 as of December 31, 1999, which, if unused, expires in 2006 through 2008. Additionally, due to a more than 50% change in ownership beginning with an April 1991 transaction, the Company's net operating loss carry-forward is subject to certain limitations pursuant to provisions of the Internal Revenue Code. The amount of the Company's net operating loss available for use for the year-ended December 31, 1999, was approximately $467,000. An additional $467,000 and $426,000 will become available in 2000 and 2001, respectively.

10. CONCENTRATION OF CREDIT RISK

    The Company maintains cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Net service revenues from one customer represented approximately 12% 14% and 13% of total staffing services revenues in 1999, 1998 and 1997, respectively.

11. RELATED PARTY TRANSACTIONS

    During 1999, 1998 and 1997, the Company paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $72,000, $77,000 and $173,000, respectively. Such amounts are non-interest bearing and are not collateralized. The 1999 amount is included in receivables from related parties in the Company's consolidated balance sheets and all other amounts have been repaid. The majority of these amounts are related to litigation associated with a lawsuit with Ditto Properties, Inc., in connection with the Company initially being involved therein as garnishee and rent for office space. Subsequent to December 31, 1999, through March 22, 2000, the Company advanced an additional $89,000 to Mr. Moore or various entities that he controls primarily related to the lawsuit with Ditto Properties.

    During 1998, the Company advanced Mr. Moore $20,000 which was evidenced by a note bearing interest at 8%. This note was repaid in 1999.

    On July 17, 1998, M. Ted Dillard ("Mr. Dillard"), the Company's President, exercised options to purchase 84,000 shares of the Company's common stock for an aggregate purchase price of $257,250. The purchase price was paid with 7,500 shares (acquired in 1997) of the Company's common stock valued at $89,500 (based upon the closing price of the Company's common stock on July 16, 1998, on the American Stock Exchange) and the remainder was paid in cash. In connection with this transaction the Company loaned Mr. Dillard approximately $149,000, which was subsequently reduced to approximately $90,000 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan was approved by the Compensation Committee of the Board of Directors and ratified by the Board of Directors. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of the Company's common stock and is due July 17, 2003. The Company did receive an income tax deduction related to this transaction. In addition, on October 12, 1998, the Board of Directors approved a loan to Mr. Dillard of approximately $125,000 (the "Company Loan"). The Company Loan bears interest at 8%, is payable quarterly, is collateralized by 43,400 and 35,400 shares of the Company's common stock as of December 31, 1999 and 1998, respectively, and is due October 12, 2001.

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

    Interest income from related parties amounted to approximately $16,000, $7,200 and $5,100 in fiscal 1999, 1998 and 1997, respectively.

    On January 12, 1999, the Company entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which the Company agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 165,000 shares of the Company's common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to the Company an additional 50,000 shares of the common stock to collateralize the Company under the terms of both the Agreement and the Related Agreement, (ii) pay the Company for entering into the Agreement by conveying to the Company 5,000 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by the Company. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by the Company. The aforementioned transactions have been approved by both the Board of Directors of the Company and the Audit Committee of the Board of Directors of the Company. In connection with the exercise of the options, the Company loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction.

    More-O Corporation ("More-O"), of which Mr. Moore and Samuel E. Hunter, a director of the Company, are minority shareholders, paid the Company $15,000 for the sub-lease of office space in 1999. More-O also paid Train-International approximately $2,000 for training services provided to certain of More-O's clients in 1999.

12. EMPLOYEE BENEFIT PLAN

    In 1993, the Company implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 1999, 1998 and 1997 totaled approximately $119,000, $72,000 and $20,000, respectively. Beginning in January 1998, the Company's contribution was used to purchase Company common stock.

13. COMMITMENTS AND CONTINGENCIES

    Operating Leases

    The Company rents office space under various operating leases. Certain of the leases have escalating rent payments. The Company is liable for the future minimum lease payments for the periods subsequent to December 31, 1999 as follows:

YEAR                                                            AMOUNT
----                                                          ----------
2000........................................................  $1,969,111
2001........................................................     955,816
2002........................................................     652,477
2003........................................................     408,708
2004........................................................       3,028
                                                              ----------
Total.......................................................  $3,989,140
                                                              ==========

    Rent expense was approximately $2,267,000, $1,637,000 and $1,298,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

14. JOINT VENTURE OPERATIONS

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

    At December 31, 1999, the Company wrote off $156,000 of previously capitalized goodwill related to this joint venture reflected in other expenses in the consolidated statement of operations.

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

    In connection with the Alliance acquisition in 1998, the Company incurred deferred payment obligations totaling $75,000, the present value of which was approximately $67,000. Additionally, the Company assumed certain capital lease obligations for the lease of computer equipment with a gross commitment of approximately $110,000, the present value of which were approximately $101,000. See Note 16. Discontinued Operation.

    In connection with the Texcel acquisition in 1998, the Company incurred deferred payment obligations of $2,040,000, the present value of which was approximately $1,752,000, and issued 100,000 shares of common stock valued at $481,250.

    In connection with the Mountain acquisition in 1999, the Company incurred deferred payment obligations of $1,770,000, the present value of which was approximately $1,481,000, and issued 75,000 shares of common stock valued at $278,000.

    In connection with the exercising of stock options on July 17, 1998, the Company received 7,500 shares of its common stock valued at $89,500.

16. SEGMENT INFORMATION

    As of December 31, 1999, the Company approved plans to dispose of its training operation and is now operating as one business segment of staffing services.

17. DISCONTINUED OPERATIONS (TRAINING OPERATIONS HELD FOR SALE)

    In December 1999, the Company sold all of its assets of the Geier Assessment and Performance Systems, Inc. (GAPS) to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of the Company's employees, and clients employees. The sales price was in the form of a $200,000 promissory note, payable over a ten year time period, and a royalty of four percent per annum from the sale of certain GAPS proprietary software. The Company recognized a loss on disposal of $394,000 (before income tax benefits of $152,000) on the sale of GAPS in December 1999.

    On December 31, 1999, the Company's Board of Directors approved a plan whereby the Company would place its remaining training business assets (Train) for sale. Train has historically provided information technology training to its client's employees and the Company's applicant pool on a fee basis. The Company has begun discussions with various entities regarding such sale and management believes that the Company will enter into an agreement regarding the sale of Train by mid-year 2000. In connection with the plan to dispose of Train, the Company has recorded a loss of $589,000 (before income tax benefits of $226,000) which includes a provision for estimated operating losses for the period from January 1, 2000 through June 30, 2000.

    The results of operations and remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations and are summarized below:

    Results of operations for discontinued operations are as follows:

                                                          1999         1998
                                                       -----------   ---------
Net service revenue..................................  $ 1,498,945   $ 673,796
Cost of sales........................................    1,295,113     491,395
                                                       -----------   ---------
  Gross margin.......................................      203,832     182,401
Selling, general and administrative expenses.........    1,327,589     937,718
Other income and (expenses...........................      (13,944)      6,924
                                                       -----------   ---------
Income before income taxes...........................   (1,137,701)   (748,393)
Income tax benefit...................................      437,622     271,410
                                                       -----------   ---------
Net loss.............................................     (700,079)   (476,983)
                                                       ===========   =========
Accounts receivable and other........................  $   260,000   $ 232,000
                                                       ===========   =========
Accounts payable and accrued expenses................  $   241,000   $  76,000
                                                       ===========   =========

18. SUBSEQUENT EVENTS.

    On March 7, 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation (Datatek) a privately held contract placement firm based in Phoenix Arizona. The purchase price consisted of:
(i) $3.0 million in cash paid at closing which consisted of $2.75 million from the Company's line of credit and $0.25 million of existing cash (ii) four annual installment payments, payable on January 1 of each of the years 2001 through 2004, in the anticipated amount of $170,625 each; such amounts will be higher if Datatek's adjusted EBITDA (earning before interest, taxes, depreciation and amortization) for 1999 exceeded $900,000 (after completion of an audit of Datatek's operating results for 1999), (iii) contingent payments payable annually, on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits of the business acquired from Datatek (increased profits are based upon Datatek's profits in 1999), and (iv) 75,000 shares of the Company's common stock.

                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

Diversified Corporate Resources, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated March 22, 2000, appearing in the 1999 Annual Report on Form 10-K of Diversified Corporate Resources, Inc., also included an audit of the financial statement schedule listed in the accompanying index. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers, LLP

Dallas, Texas

March 22, 2000

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED
             DECEMBER 31, 1999, 1998 AND 1997

                                                   BALANCE      PROVISIONS
                                   BALANCE AT      ACQUIRED     CHARGED TO   PROVISIONS                 BALANCE AT
                                  BEGINNING OF     THROUGH       COSTS &     CHARGED TO                   END OF
                                     PERIOD      ACQUISITIONS    EXPENSES    REVENUES(1)   DEDUCTIONS     PERIOD
                                  ------------   ------------   ----------   -----------   ----------   ----------
For the Year Ended December 31,
  1997:
  Trade accounts receivable
    allowances..................   $  494,000      $     --      $391,000    $1,881,000    $2,230,000   $  536,000
  Valuation allowance for
    deferred tax assets.........   $1,055,700      $     --      $     --    $       --    $1,055,700   $       --
For the Year Ended December 31,
  1998:
  Trade accounts receivable
    allowances..................   $  536,000      $236,000      $111,000    $2,390,000    $2,539,000   $  734,000
For the Year Ended December 31,
  1999:
  Trade accounts receivable
    allowances..................   $  734,000      $ 21,000      $333,000    $3,131,000    $3,214,000   $1,005,000
  Reserve for estimated losses
    from discontinued
    operations..................   $       --      $     --      $450,000    $       --    $       --   $  450,000

------------------------

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         1.1            Form of Underwriting Agreement (Incorporated by reference
                        from Exhibit 1.1 to the Company's Amendment No. 1 to the
                        Company's Registration Statement on Form S-1 (Reg.
                        No. 333-31825))

         2.1 Asset Purchase Agreement, dated as of October 7, 1998, between the Company, DCRI Acquisition Corporation,
                        Texcel, Inc., Texcel Technical Services, Inc., Thomas W.
                        Rinaldi, Gary E. Kane, Paul J. Cornely and Deborah A. Jan
                        Francisco; (schedules have been omitted pursuant to Regulation S-K 601(b)(2)). (Incorporated by reference to
                        Exhibit 2.1 of the Company's Form 8-K filed on October 21,
                        1998.)

         2.2            Asset Purchase Agreement between the Company and
                        JCAP, Inc., effective June 1, 1998 (Incorporated by
                        reference to Exhibit 10.1 of the Company's Form 10Q filed on
                        August 13, 1998)

         2.3            Purchase Agreement, by and between the Company and the
                        Shareholders of MOUNTAIN, LTD.-TM- (The schedules have been omitted pursuant to Regulation S-K 601(b) (2). (Incorporated by reference from Exhibit 10.3 to the Company Form 10Q filed on August 16, 1999)

         2.4            Purchase Agreement, dated as of March 6, 2000, by and among
                        Diversified Corporate Resources, Inc., Datatek Consulting
                        Group Corporation, Datatek Corporation, Julia L. Wesley and
                        Michael P. Connolly. (The Schedules have been omitted
                        pursuant to Regulation S-K 601 (b)(2). (Incorporated by
                        reference from Exhibit 2.1 to the Company Form 8K filed on
                        March 7, 2000)

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

         3.1 Bylaws of the Company (Incorporated by reference from Exhibit 3(b) to the Company's Registration Statement on
                        Form S-18 (Reg. No. 33-760 FW))

         3.2            Amendment No. 1 to Bylaws of the Company (Incorporated by
                        reference to Exhibit 3.4 of the Company's Form 10Q filed on
                        May 15, 1998)

         3.3            Amendment No. 2 to Bylaws of the Company (Incorporated by
                        reference to Exhibit 3.1 of the Company's Form 10Q filed on
                        November 16, 1998)

         3.4            Amendment No. 3 to Bylaws of the Company (Incorporated by
                        reference to Exhibit 3.4 of the Company's Form 10K filed on
                        March 30, 1999)

         4.1            Form of Certificate of Designation for Designating Series A
                        Junior Participating Preferred Stock, $.10 par value
                        (Incorporated by reference to Exhibit A of Exhibit 4.1 of
                        the Company's Form 8-K filed on May 8, 1998)

         4.2            Rights Agreement, dated as of May 1, 1998, between the
                        Company and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A
                        Junior Participating Preferred Stock, $.10 par value, as
                        Exhibit A, the form of Right Certificate as Exhibit B and
                        the Summary of Rights to Purchase Series A Junior
                        Participating Preferred Stock as Exhibit C. (Incorporated by
                        reference to Exhibit 4.1 of the Company's Form 8-K filed on
                        May 8, 1998)

         4.3            Form of Common Stock Warrant (Incorporated by reference from
                        Exhibit 1.2 to the Company's Amendment No. 1 to the
                        Company's Registration Statement on Form S-1 (Reg.
                        No. 333-31825))

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         4.4            Amended and Restated 1996 Nonqualified Stock Option Plan of
                        the Company, effective as of December 28, 1996 (Incorporated by reference from Exhibit 10(z)(21) to the Company's
                        Form 10-K for the year ended December 31, 1996)

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

         4.7 1998 Non-employee Director Stock Option Plan, effective as of December 9, 1998 (Incorporated by reference to Exhibit 4.7 of the Company's Form 10K filed on March 30,
                        1999)+

         4.8            First Amendment to Rights Agreement (Incorporated by
                        reference from Exhibit 10.5 to the Company Form 10Q filed on
                        August 16, 1999)

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

        10.4            First Amendment to Amended and Restated Stock Option
                        Agreement between the Company and J. Michael Moore effective
                        September 30, 1998 (Incorporated by reference to
                        Exhibit 10.4 of the Company's Form 10K filed on March 30,
                        1999)+

        10.5            First Amendment to Amended and Restated Stock Option
                        Agreement between the Company and M. Ted Dillard effective
                        September 30, 1998 (Incorporated by reference to
                        Exhibit 10.5 of the Company's Form 10K filed on March 30,
                        1999)+

        10.6            Stock Option Agreement between the Company and J. Michael
                        Moore effective as of April 29, 1998 (Incorporated by
                        reference to Exhibit 10.6 of the Company's Form 10K filed on
                        March 30, 1999)+

        10.7            Stock Option Agreement between the Company and M. Ted
                        Dillard effective as of April 29, 1998 (Incorporated by
                        reference to Exhibit 10.7 of the Company's Form 10K filed on
                        March 30, 1999)+

        10.8            Stock Option Agreement between the Company and Douglas G.
                        Furra effective as of April 29, 1998 (Incorporated by
                        reference to Exhibit 10.8 of the Company's Form 10K filed on
                        March 30, 1999)+

        10.9            Amendment to Stock Option Agreement (Pricing Amendment) for
                        J. Michael Moore effective as of October 23, 1998
                        (Incorporated by reference to Exhibit 10.9 of the Company's
                        Form 10K filed on March 30, 1999)++

        10.10           Amendment to Stock Option Agreement (Pricing Amendment) for
                        M. Ted Dillard effective as of October 23, 1998
                        (Incorporated by reference to Exhibit 10.10 of the Company's
                        Form 10K filed on March 30, 1999)+

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.11           Amendment to Stock Option Agreement (Pricing Amendment) for
                        Douglas G. Furra effective as of October 23, 1998
                        (Incorporated by reference to Exhibit 10.11 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.12           Form of Amendment to Stock Option Agreement (Pricing
                        Amendment) for certain employees of the Company including
                        Anthony J. Bruno and James Woo, effective as of October 23,
                        1998 (Incorporated by reference to Exhibit 10.12 of the
                        Company's Form 10K filed on March 30, 1999)+

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

        10.16           Stock Option Agreement (1998) Re: Hunter between the Company and Samuel E. Hunter effective as of April 29, 1998
                        (Incorporated by reference to Exhibit 10.16 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.17           Stock Option Agreement (1998) Re: Farrington between the
                        Company and Deborah A. Farrington effective as of April 29,
                        1998 (Incorporated by reference to Exhibit 10.17 of the
                        Company's Form 10K filed on March 30, 1999)+

        10.18           Stock Option Agreement (1998) Re: Allen between the Company and A. Clinton Allen effective as of April 29, 1998
                        (Incorporated by reference to Exhibit 10.18 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.19           Partial Option Termination Agreement Re: Hunter between the
                        Company and Samuel E. Hunter effective December 9, 1998
                        (Incorporated by reference to Exhibit 10.19 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.20           Partial Option Termination Agreement Re: Farrington between the Company and Deborah A. Farrington effective December 9,
                        1998 (Incorporated by reference to Exhibit 10.20 of the
                        Company's Form 10K filed on March 30, 1999)+

        10.21           Partial Option Termination Agreement Re: Allen between the
                        Company and A. Clinton Allen effective December 9, 1998
                        (Incorporated by reference to Exhibit 10.21 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.22           Directors Option Agreement Re: Hunter between the Company
                        and Samuel E. Hunter effective as of December 9, 1998
                        (Incorporated by reference to Exhibit 10.22 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.23           Directors Option Agreement Re: Farrington between the
                        Company and Deborah A. Farrington effective as of December 9, 1998 (Incorporated by reference to
                        Exhibit 10.23 of the Company's Form 10K filed on March 30,
                        1999)+

        10.24           Directors Option Agreement Re: Allen between the Company and
                        A. Clinton Allen effective as of December 9, 1998
                        (Incorporated by reference to Exhibit 10.24 of the Company's
                        Form 10K filed on March 30, 1999)+

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

        10.33           First Amendment to Employment Agreement between the Company and J. Michael Moore effective September 30, 1998
                        (Incorporated by reference to Exhibit 10.33 of the Company's
                        Form 10K filed on March 30, 1999)+

        10.34           First Amendment to Employment Agreement between the Company and M. Ted Dillard effective September 30, 1998
                        (Incorporated by reference to Exhibit 10.34 of the Company's
                        Form 10K filed on March 30, 1999)+

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
                        No. 333-31825))

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

        10.51           Note Purchase Agreement dated as of January 12, 1999 among the Company, Compass Bank and DCRI LP No. 2 Inc.
                        (Incorporated by reference to Exhibit 10.1 of the Company's
                        Form 8-K filed on January 28, 1999)

        10.52           Pledge Agreement dated as of January 12, 1999 between
                        Compass Bank and DCRI LP No. 2, Inc. (Incorporated by
                        reference to Exhibit 10.2 of the Company's Form 8-K filed on
                        January 28, 1999)

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.53           Bank Transaction Agreement dated as of January 12, 1999
                        among the Company, DCRI LP No. 2, Inc. and J. Michael Moore
                        (Incorporated by reference to Exhibit 10.3 of the Company's
                        Form 8-K filed on January 28, 1999)

        10.54           Revolving Loan and Security Agreement, by and between the
                        Company and Compass Bank (Incorporated by reference from
                        Exhibit 10.1 to the Company's Form 10Q filed on August 16,
                        1999)

        10.55           Revolving Promissory Note, by and between the Company and
                        Compass Bank (Incorporated by reference from Exhibit 10.2 to the Company's Form 10Q filed on August 16, 1999)

        10.56           Employment Agreement, by and between the Company and Joseph
                        H. Hosmer (Incorporated by reference from Exhibit 10.4 to
                        the Company's Form 10Q filed on August 16, 1999)+

        10.57           Employment Agreement, by and between the Company and Julia
                        L. Wesley, dated as of March 6, 2000 (Incorporated by reference from Exhibit 10.1 to the Company's Form 8K filed on March 7, 2000)+

        10.58           Employment Agreement, by and between the Company and Michael
                        P. Connolly dated as of March 6, 2000 (Incorporated be
                        reference from Exhibit 10.2 to the Company's Form 8K filed on March 7, 2000)+

        21              List of Subsidiaries*

        23.1            Consent of PricewaterhouseCoopers LLP*

        27              Financial Data Schedule*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)