Form 10-Q
period 2000-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2000-05-12
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-13984

                      DIVERSIFIED CORPORATE RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                        75-1565578
    (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No


Number of shares of common stock of the registrant outstanding on May 12, 2000 was 2,786,352

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                           ---------------      ---------------
                                                                               (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $      401,275       $      847,171
     Trade accounts receivable, less allowance for doubtful accounts
          of approximately $1,172,000 and $1,005,000, respectively             13,425,736            9,987,318
     Receivables from related parties                                             184,184               75,263
     Prepaid expenses and other current assets                                    370,525              256,714
     Federal income taxes receivable                                                    -              148,523
     Deferred income taxes                                                        788,775              713,853
                                                                           ---------------      ---------------
          Total current assets                                                 15,170,495           12,028,842

Property and equipment, net                                                     3,312,674            3,342,524

Other assets:
     Intangibles, net                                                           9,985,670            6,882,809
     Other                                                                        149,391              293,574
                                                                                        -                    -
                                                                           ---------------      ---------------
                                                                           $   28,618,230       $   22,547,749
                                                                           ---------------      ---------------
                                                                           ---------------      ---------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable and accrued expenses                           $    7,521,737       $    5,128,069
     Short-term borrowing under line of credit                                  3,750,000            1,480,000
     Federal income taxes payable                                                 126,985                    -
     Current maturities of capital lease obligations                                    -               13,413
     Current maturities of long-term debt                                       1,406,549            1,220,733
                                                                           ---------------      ---------------
          Total current liabilities                                            12,805,271            7,842,215

Deferred lease rents                                                              104,260               93,528
Deferred income taxes                                                             145,361               93,487
Long-term debt, net of current maturities                                       2,041,760            1,590,757
                                                                           ---------------      ---------------
          Total liabilities                                                    15,096,652            9,619,987

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none issued                                                                   -                    -
     Common stock, $.10 par value; 10,000,000 shares authorized,
          3,364,946 and 3,289,946 shares issued, respectively                     336,495              328,995
     Additional paid-in capital                                                12,558,909           12,378,909
     Retained earnings                                                          2,488,409            1,999,549
     Common stock held in treasury (578,594 and 549,594 shares,
         respectively), at cost                                                (1,623,846)          (1,541,302)
     Receivable from related parties                                             (238,389)            (238,389)
                                                                           ---------------      ---------------
          Total stockholders' equity                                           13,521,578           12,927,762
                                                                           ---------------      ---------------
                                                                           $   28,618,230       $   22,547,749
                                                                           ---------------      ---------------
                                                                           ---------------      ---------------

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                      --------------------------------------
                                                                             2000                  1999
                                                                      ---------------       --------------
Net service revenue:
     Permanent placement                                              $    7,799,688        $   6,481,303
     Specialty services                                                    1,908,967            1,874,978
     Contract placement                                                    7,860,348            3,320,849
                                                                      ---------------       --------------
                                                                          17,569,003           11,677,130

Cost of services                                                          12,542,468            8,194,610
                                                                      ---------------       --------------

Gross margin                                                               5,026,535            3,482,520

Selling, general and administrative expenses:
     Selling, general and administrative expenses                          3,780,887            2,383,285
     Depreciation and amortization expense                                   376,805              268,699
                                                                      ---------------       --------------
                                                                           4,157,692            2,651,984
Other income and (expense) items:
Interest expense, net                                                        (66,060)              (7,458)
Other, net                                                                     7,317                    -
                                                                      ---------------       --------------
                                                                             (58,743)              (7,458)

Income from continuing operations before income taxes,
     and discontinued operations                                             810,100              823,078
Income tax expense                                                          (321,240)            (315,102)
                                                                      ---------------       --------------
Income from continuing operations before discontinued
   operations                                                                488,860              507,976
Discontinued operations, net of income taxes:
     Loss from operations of discontinued  training
          operations (less income tax benefit $73,633)                             -             (124,652)
                                                                      ---------------       --------------
Net income                                                            $      488,860        $     383,324
                                                                      ---------------       --------------
                                                                      ---------------       --------------

Basic earnings per share:
     Income from continuing operations                                $         0.18        $        0.18
     Loss from discontinued operations                                             -                (0.04)
                                                                      ---------------       --------------
                                                                      $         0.18        $        0.14
                                                                      ---------------       --------------
                                                                      ---------------       --------------

Weighted average common shares outstanding                                 2,738,506            2,756,147
                                                                      ---------------       --------------
                                                                      ---------------       --------------

Diluted earnings per share:
     Income from continuing operations                                $         0.18        $        0.18
     Loss from discontinued operations                                             -               (0.04)
                                                                      ---------------       --------------
                                                                      $         0.18        $        0.14
                                                                      ---------------       --------------
                                                                      ---------------       --------------

Weighted average common and common
     equivalent shares outstanding                                         2,739,306            2,790,035
                                                                      ---------------       --------------
                                                                      ---------------       --------------

                 See notes to consolidated financial statements

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                     For the Three Months Ended March 31,
                                                                --------------------------------------------
                                                                        2000                      1999
                                                                ------------------        ------------------
Cash flow from operating activities:
    Net income                                                  $         488,860         $         383,324
    Adjustments to reconcile net income to cash provided
        by operating activities:
        Depreciation and amortization                                     376,805                   270,925
        Provision for allowances                                          159,543                    50,024
        Income tax effect of options exercised                                  -                    22,744
        Deferred income taxes                                             (23,048)                  111,260
        Accretion of interest on deferred payment
           obligations                                                     67,259                    37,200
    Changes in operating assets and liabilities, net of
        acquisitions:
        Accounts receivable                                            (2,013,630)                 (571,281)
        Federal income taxes receivables                                  148,523                    (7,635)
        Deferred lease rents                                                8,717                     5,674
        Prepaid expenses and other assets                                (105,019)                  (18,965)
        Other assets                                                       (4,188)                  (70,902)
        Trade accounts payable and accrued expenses                     1,552,560                    (9,219)
        Federal income taxes payable                                      126,985                         -
                                                                ------------------        ------------------
        Cash provided by operating activities                             783,367                   203,149

Cash flows from investing activities:
    Capital expenditures                                                 (159,415)                 (411,058)
    Deposits                                                              (10,548)                       450
    Business acquisition costs                                         (3,124,422)                         -
    Loans and advances to related parties                                (109,004)                  (23,166)
    Repayment from related parties                                             83                    44,028
                                                                ------------------        ------------------
    Cash used in investing activities                                  (3,403,306)                 (389,746)

Cash flows from financing activities:
    Issuance of common stock under stock options                                -                   181,250
    Net short-term borrowings                                           2,270,000                         -
    Repurchase of treasury stock                                          (82,544)                        -
    Principal payments under capital lease obligations                    (13,413)                  (13,545)
                                                                ------------------        ------------------
    Cash provided by financing activities                               2,174,043                   167,705

Decrease in cash and cash equivalents                                    (445,896)                  (18,892)
Cash and cash equivalents at beginning of year                            847,171                 3,472,990
                                                                ------------------        ------------------
Cash and cash equivalents at end of period                      $         401,275         $       3,454,098
                                                                ------------------        ------------------
                                                                ------------------        ------------------

Supplemental cash flow information:
    Cash paid for interest                                      $          21,701         $           1,507
                                                                ------------------        ------------------
                                                                ------------------        ------------------
    Cash paid for taxes                                         $          16,588         $         148,067
                                                                ------------------        ------------------
                                                                ------------------        ------------------



                 See notes to consolidated financial statements

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company"). The financial information for the three months ended March 31, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the quarter ended March 31, 2000, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.


2.   EARNINGS PER SHARE

Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

         Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:


                                                                           For the Three Months ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                             2000             1999
                                                                        --------------    --------------
         Basic                                                              2,738,506         2,756,147
         Net effect of dilutive stock options                                     800            33,888
                                                                        --------------    --------------
         Diluted                                                            2,739,306         2,790,035
                                                                        --------------    --------------
                                                                        --------------    --------------

         Total options and warrants outstanding                               668,757           667,257
                                                                        --------------    --------------
                                                                        --------------    --------------

         Options and warrants not considered because
             effects of inclusion would be anti-dilutive                      631,257           277,590
                                                                        --------------    --------------
                                                                        --------------    --------------


3.   PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                           March 31,       December 31,
                                                                             2000              1999
                                                                        --------------    --------------
         Computer equipment and software                                $   3,299,819       $ 3,071,644
         Equipment and furniture                                            1,802,145         1,814,910
         Leasehold improvements                                               399,146           386,589
                                                                        --------------    --------------
           Gross property                                                   5,501,110         5,273,143
         Less accumulated depreciation and amortization                    (2,188,436)       (1,930,619)
                                                                        --------------    --------------
           Net property and equipment                                   $   3,312,674       $ 3,342,524
                                                                        --------------    --------------
                                                                        --------------    --------------


Depreciation and amortization expense of property and equipment for the three months ended March 31, 2000 and 1999 was approximately $265,000 and $209,000, respectively.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4.   INTANGIBLES

Intangibles consist of:

                                                      Amortization        March 31,         December 31,
                                                         Period              2000               1999
                                                         ------              ----               ----
                   Non-compete agreements             3  -  5 years       $  150,000        $  100,000
                   Goodwill                           10 - 20 years       10,262,064         7,097,269
                                                                          -----------       -----------
                                                                          10,412,064         7,197,269
                   Accumulated amortization                                 (426,394)         (314,460)
                                                                          -----------       -----------
                                                                          $ 9,985,670       $ 6,882,809
                                                                          -----------       -----------
                                                                          -----------       -----------


Amortization of intangibles for the three months ended March 31, 2000 and 1999 was approximately $112,000 and $62,000, respectively.


5.   LINE OF CREDIT AND DEBT:

On July 8, 1999, the Company entered into a revolving line of credit agreement with Compass Bank. The agreement permits borrowings of up to $4,500,000. The borrowings are collateralized by the Company's accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which require the Company to maintain net worth of $8,900,000 and interest coverage, as defined in the agreement, of not less than 2 to 1. The Company was in compliance with these covenants at March 31, 2000 and December 31, 1999. Outstanding balances bear interest at the bank's index rate unless the Company elects the LIBOR base rate plus 2.25% for specific advances under the agreement. Interest is payable quarterly and all outstanding principal and interest is due June 30, 2000. Borrowings at March 31, 2000 amounted to $3,750,000, with a remaining balance of $750,000 available. The weighted average interest rate on the borrowings was 8.74% at March 31, 2000.


6.   BUSINESS ACQUISITIONS

DATATEK CORPORATION:

On March 7, 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3,000,000 in cash, which was paid at closing; 75,000 shares of the Company's common stock valued at $2.50 per share (which was the then market value at the date the acquisition was announced less a discount for the restrictive nature of the stock) and four annual installment payments, payable on January 1 of each of the years 2001 through 2005, in the anticipated amount of $170,625 each; contingent payments payable annually, on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek (increased profits are based upon Datatek's profits in 1999). In addition, in accordance with the provisions of the purchase agreement, on May 8, 2000 the Company paid $1,045,242 to the shareholders of Datatek which comprised the portion of Datatek's net working capital at March 7, 2000 (as defined in the Purchase Agreement) in excess of $750,000.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

The Company incurred acquisition cost totaling $287,000 in connection with the acquisition. Following is a summary of the transaction:

                   Costs:
                                Fair value of net assets acquired                        $   829,356
                                Covenants not to compete                                      50,000
                                Goodwill                                                   3,164,481
                                                                                         -----------
                                     Total                                               $ 4,043,837
                                                                                         -----------
                                                                                         -----------


                   Source:
                                Cash                                                     $ 3,286,777
                                Present value of minimum deferred payments                   569,560
                                Fair value of common stock issued                            187,500
                                                                                         -----------
                                     Total                                               $ 4,043,837
                                                                                         -----------
                                                                                         -----------


The Datatek acquisition was accounted for under the purchase method. The results of Datatek are included in the statement of operations beginning March 6, 2000. Goodwill is being amortized over twenty years utilizing the straight-line method. The contingent deferred payments will be recorded as goodwill when earned.

The following unaudited pro forma results of operations for the three months ended March 31, 2000 have been prepared assuming the Datatek acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for the three months ended March 31, 1999 have been prepared assuming the Datatek acquisition and the August 6, 1999 acquisition of Mountain, LTD ("Mountain") had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.


                                                                      For the Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                         2000              1999
                                                                         ----              ----
                   Net service revenues                              $ 19,616,995        $17,816,613
                   Net income from continuing  operations  before
                   taxes                                                  943,389            965,503
                   Net income from continuing operations                  569,841            593,431
                   Net income                                             569,841            468,779

                   Basic earnings per share:
                       Net income from continuing operations         $       0.21        $      0.21
                       Net income                                    $       0.21        $      0.17
                   Diluted earnings per share:
                       Net income from continuing operations         $       0.21        $      0.21
                       Net income                                    $       0.21        $      0.17


             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

7.   INCOME TAXES

The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:


                                                                     For the Three Months Ended
                                                                               March 31,
                                                                 ----------------------------------
                                                                       2000             1999
                                                                       ----             ----
                   Tax   provision   at   statutory   rate  for
                   continuing operations                           $  283,535        $ 288,077
                   Loss from discontinued operations                                   (73,633)
                   Other                                               (5,923)          11,215

                   State income taxes net of federal income
                      tax benefits                                     43,628           15,810
                                                                   -----------       ----------
                                                                   $  321,240        $ 241,469
                                                                   -----------       ----------
                                                                   -----------       ----------

The allocation of income taxes (benefit) is:


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                 ----------------------------------
                                                                       2000             1999
                                                                       ----             ----
                   Continuing operations                           $  321,240        $ 315,102

                   Discontinued operations                                  -          (73,633)
                                                                   -----------       ----------
                                                                   $  321,240        $ 241,469
                                                                   -----------       ----------
                                                                   -----------       ----------



8.   RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2000, the Company advanced approximately $109,000 to Mr. J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company. The majority of this amount is related to litigation associated with a lawsuit with Ditto Properties in connection with the Company initially being involved therein as garnishee.

9.   COMMITMENTS AND CONTINGENCIES

In 1996, the Company was named as a garnishee in a lawsuit against its largest shareholder. As the result of an Agreed Temporary Order dated October 24, 1996, the Company was non-suited in this matter. The Company has filed a separate lawsuit against the plaintiff seeking damages and reimbursement of expenses, alleging that plaintiffs interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses.

The Company is also involved in certain other litigation and disputes not previously noted. With respect to the aforementioned matters, management believes the claims against the Company are without merit and has concluded that the ultimate resolution of such will not have a material negative effect on the Company's consolidated financial position or results of operations.

10. DISCONTINUED OPERATIONS (TRAINING OPERATIONS HELD FOR SALE)

In December 1999, the Company sold all of its assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of the Company's employees, and clients employees.

On December 31, 1999, the Company's Board of Directors approved a plan whereby the Company would place its remaining training business assets of Train International, Inc. ("Train") for sale. Train has historically provided information technology training to its client's employees and the Company's applicant pool on a fee basis. The Company has begun discussions with various entities regarding such sale and management believes that the Company will enter into an agreement regarding the sale of Train by mid-year 2000. In connection with the plan to dispose of Train, the Company recorded a loss in December 1999 which included a provision for estimated operating losses for the period from January 1, 2000 through June 30, 2000. The operating losses noted below for the three months ended March 31, 2000 have been recorded against this reserve.

The results of operations and remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations and are summarized below:


                                                                     For the Three Months Ended
                                                                              March 31,
                                                                 ----------------------------------
                                                                       2000             1999
                                                                       ----             ----
                   Net service revenue                             $  400,987       $  398,456
                   Cost of sales                                      325,331          260,426
                                                                   ----------       ----------
                   Gross margin                                        75,656          138,030
                   Selling, general and administrative
                      expenses                                        203,177          339,865
                   Other income (expense)                              (3,492)           3,550
                                                                   ----------       ----------
                   Loss before income tax benefit                   (131,013)         (198,285)
                   Income tax benefit                                  44,713           73,633
                                                                   ----------       ----------
                   Net loss                                         $ (86,300)       $(124,652)
                                                                   ----------       ----------
                                                                   ----------       ----------

                   Accounts receivable and other current
                      assets                                       $  313,000       $  393,000
                                                                   ----------       ----------
                                                                   ----------       ----------
                   Accounts payable and accrued liabilities        $  172,000       $   61,000
                                                                   ----------       ----------
                                                                   ----------       ----------


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(FISCAL 1999 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED OPERATIONS)

Service Revenue Summary:


                                      For the Three Months
         (US $ in millions)             Ended  March 31,         Increase/(decrease)
                                        ----------------         -------------------
                                         2000           1999        2000 vs. 1999
                                         ----           ----        -------------
Permanent placement                     $  7.8         $  6.5               $  1.3
Contract placement                         7.9            3.3                  4.6
Specialty services                         1.9            1.9                    -
                                        ------         ------               ------
Net service revenue                     $ 17.6         $ 11.7               $  5.9
                                        ------         ------               ------
                                        ------         ------               ------


For the quarter ended March 31, 2000, net service revenue increased $5.9 million, or 50%, to $17.6 million as compared to $11.7 million for the previous year period. As noted in the table above, revenue derived from contract placements increased $4.6 million. $3.5 million of this increase was attributable to the inclusion of the results of Mountain, which was acquired in August 1999, and $0.9 million was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. Permanent placements revenue increased $1.3 million, or 20% as a result of increased placements of information technology employees on a full time basis.

As a percentage of net service revenue, revenue derived from permanent placements declined to 44% of the total revenue for the quarter ended March 31, 2000, as compared to 56% of the revenue for the previous year period. Management expects that this trend will continue for the foreseeable future as the Company continues to acquire and consolidate the operations of contract placement entities. Contract placement revenue accounted for 45% of net service revenue for the quarter ended March 31, 2000, as compared to 28% of the revenue for the previous year period. The inclusion of revenue from the operations of the recently acquired Mountain and Datatek, which are primarily contract placement operations, accounted for substantially all of this change. Specialty service revenue was the same in each of the fiscal year periods.

As a result of the increase in net service revenue, total gross margin increased $1.5 million, or 44%, to $5.0 million for the quarter ended March 31, 2000 as compared to $3.5 million in the previous year period. As a percentage of net service revenue, the gross margin percentage for the quarter ended March 31, 2000 was 29%, down slightly as compared to the previous year period. This decrease is largely due to the fact that a larger percentage of the fiscal 2000 period revenue was generated from contract placements, which have lower margins than permanent placements. As the Company continues to increase its contract placement customer base and ultimately its contract placement revenue, the Company expects that the gross margin percentage will continue to decline several percentage points.

Selling, general and administrative expenses ("SG&A"), net of depreciation and amortization, increased $1.4 million, or 59%, to $3.8 million for the quarter ended March 31, 2000, as compared to $2.4 million in the previous year period. Nearly half of the increase in SG&A was attributed to the inclusion of the operations of Mountain and Datatek. In addition, the Company also incurred increased legal and professional fees as well as increased costs associated with employee benefits and rents. Management is continuing to evaluate these increased costs and intends to achieve synergies later in fiscal year 2000 through consolidations and integration of back office functions of its recent acquisitions. For the quarter ended March 31, 2000, depreciation and amortization expense amounted to $0.4 million as compared to $0.3 million in the previous year period. This increase was due largely to amortization expense related to the Company's acquisitions.

For the quarter ended March 31, 2000, the Company reported net interest expense of $0.1 million, primarily associated with borrowings on its line of credit and deferred payment obligations related to the Company's acquisitions of Texcel Inc. ("Texcel"), Mountain and Datatek. Interest expense was insignificant in the previous year period.

For the quarter ended March 31, 2000, income from continuing operations before income taxes amounted to $0.8 million, approximately the same as in the previous year period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Income tax expense from continuing operations was approximately $0.3 million for the quarter ended March 31, 2000, the same as in the previous year period.

For the quarter ended March 31, 2000, net income from continuing operations amounted to $0.5 million, the same as in the previous year period.

As previously reported , on December 31, 1999, the Company approved a plan to sell Train. The Company is currently in discussions with various parties regarding such sale. The Company contemplates that any such sale would include a strategic alliance that would allow the Company to continue to utilize the services of Train on an outsource basis. Accordingly, fiscal 2000 and 1999 results of operations reflect treatment of the results of operations for this segment as discontinued operations. Losses from the operations of discontinued operations, net of income tax, amounted to $0.1 million in the quarter ended March 31, 1999. Approximately $0.1 million of operating losses incurred in the quarter ended March 31, 2000 has been recorded against the reserve established at December 31, 1999.

As a result of the items discussed above, net income for the quarter ended March 31, 2000 amounted to $0.4 million, up nearly $0.1 million over the previous year period.


LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2000, net cash flow generated from operations amounted to $0.8 million. In addition, the Company borrowed $2.3 million under the Company's line of credit facility with Compass Bank. All of these proceeds combined with $0.4 million of existing cash on hand was used as follows: (a) $3.1 million to fund acquisitions, (b) $0.1 million to repurchase Company stock under the Company's stock repurchase program, (c) $0.2 million for capital expenditures for computer equipment associated with the upgrade of the Company's computer systems and automation of the back office, and (d) $0.1 million for other corporate purposes.

As a result of the above mentioned transactions, working capital amounted to $2.4 million at March 31, 2000, as compared to $4.2 million at December 31, 1999.

The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth and acquisitions. In addition, the Company is currently in discussions with several groups to obtain additional financing, through either debt or equity, in order to consummate additional significant acquisitions. The current line of credit agreement with Compass Bank is scheduled to expire at June 30, 2000 and the Company expects to have in place a new agreement, which will provide the Company with sufficient liquidity to fund its internal 2000 growth plans and operations for the foreseeable future. The Company's internal 2000 growth plans include the expansion and improvement of its applicant database and back office, and the expansion and opening of new profit centers in existing cities.

Inflation has not had a significant effect on the Company's operating results.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; the Company's ability to effectively implement an e-commerce strategy; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments as well as interest expense on line of credit borrowings. The cash equivalent short-term investments consist of money market mutual funds that invest in government securities. Assuming interest rates increased by 200 basis points (2%) above the interest rate at March 31, 2000, on an annualized basis interest expense would increase by approximately $75,000 on the outstanding line of credit borrowings of $3,750,000 at March 31, 2000.

                           PART II: OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.   CHANGES IN SECURITIES

In connection with the acquisition of Datatek on March 6, 2000, the Company issued 75,000 shares of its Common Stock to the shareholders of Datatek. See
Item 5 below. These shares were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).


ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

On March 7, 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek") (see "Part I, Item 6 Business Acquisitions - Datatek Corporation hereof).

On April 14, 2000, Mr. Schmeck was appointed Chief Financial Officer. Mr. Schmeck joined the Company in September 1999 as the Principal Accounting Officer and Director of Accounting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         2.1 Purchase Agreement, dated as of March 6, 2000, by and among Diversified Corporate Resources, Inc., Datatek Consulting Group Corporation, Datatek Corporation, Julia L. Wesley and Michael P. Connolly (the schedules have been omitted pursuant to Regulation S-K 601 (b) (2) (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on March 22, 2000)).

         +10.1 Employment Agreement, dated as of March 6, 2000, by and between Datatek Consulting Group Corporation, Julia L. Wesley, and Diversified Corporate Resources, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 22,
               2000).

         +10.2 Employment Agreement, dated as of March 6, 2000, by and between Datatek Consulting Group Corporation, Michael P. Connolly, and Diversified Corporate Resources, Inc. (incorporated by reference to 10.2 of the Company's Form 8-K filed on March 22, 2000).

         27*   Financial Data Schedule

* Filed herewith
+ Compensation plan, benefit plan or employment contract or arrangement

B.       Reports on Form 8-K

         On March 22, 2000, the Company filed with the Securities and Exchange Commission, a report on Form 8-K with respect to the Datatek acquisition, dated March 7, 2000 (see "Item 5. Other Information" herein).

         On May 12, 2000, the Company filed with the Securities and Exchange Commission, a report on Form 8-K/A to provide certain historical and pro forma financial information with respect to the acquisition of Datatek.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant




DATE:  May 12, 2000                 By:       /s/ J. Michael Moore
                                             -----------------------------------

                                             J. Michael Moore
                                             CHIEF EXECUTIVE OFFICER
                                             (Principal Executive Officer)




DATE: May 12, 2000                  By:      /s/ M. Ted Dillard
                                             -----------------------------------

                                             M Ted. Dillard
                                             PRESIDENT AND SECRETARY



DATE:  May 12, 2000                 By:      /s/ Anthony G. Schmeck
                                             -----------------------------------

                                             Anthony G. Schmeck
                                             CHIEF FINANCIAL OFFICER
                                             (Principal Financial Officer)