Form 10-Q
period 2000-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2000-08-11
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/Yes / /No

Number of shares of common stock of the registrant outstanding on July 20, 2000 was 2,786,352

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                               -------------        ------------
                                                                                (Unaudited)
                                                     ASSETS
Current assets:
     Cash and cash equivalents                                                 $    273,313         $    847,171
     Trade accounts receivable, less allowance for doubtful accounts
          of approximately $983,000 and $1,005,000, respectively                 13,264,661            9,987,318
     Receivables from related parties                                               276,970               75,263
     Prepaid expenses and other current assets                                      332,393              256,714
     Federal income taxes receivable                                                130,624              148,523
     Deferred income taxes                                                          701,607              713,853
                                                                               -------------        ------------
          Total current assets                                                   14,979,568           12,028,842

Property and equipment, net                                                       3,559,888            3,342,524

Other assets:

     Intangibles, net                                                             9,930,222            6,882,809
     Other                                                                          213,140              293,574
                                                                               -------------        ------------
                                                                               $ 28,682,818         $ 22,547,749
                                                                               =============        ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable and accrued expenses                               $  7,154,030         $  5,128,069
     Short-term borrowings under line of credit                                           -            1,480,000
     Current maturities of capital lease obligations                                 43,500               13,413
     Current maturities of long-term debt                                         1,434,434            1,220,733
                                                                               -------------        ------------
          Total current liabilities                                               8,631,964            7,842,215

Deferred lease rents                                                                113,823               93,528
Deferred income taxes                                                               197,787               93,487
Bank borrowings under revolving credit agreement                                  3,464,471                    -
Long-term maturities of capital lease obligations                                   155,455                    -
Long-term debt, net of current maturities                                         2,098,819            1,590,757
                                                                               -------------        ------------
          Total liabilities                                                      14,662,319            9,619,987

Commitments and contingencies                                                             -                    -

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none issued                                                                     -                    -
     Common stock, $.10 par value; 10,000,000 shares authorized,
          3,364,946 and 3,289,946 shares issued, respectively                       336,495              328,995
     Additional paid-in capital                                                  12,558,909           12,378,909
     Retained earnings                                                            2,987,330            1,999,549
     Common stock held in treasury (578,594 and 549,594 shares,
         respectively), at cost                                                  (1,623,846)          (1,541,302)
     Receivables from related parties                                              (238,389)            (238,389)
                                                                               -------------        ------------
          Total stockholders' equity                                             14,020,499           12,927,762
                                                                               -------------        ------------
                                                                               $ 28,682,818         $ 22,547,749
                                                                               =============        ============

                 See notes to consolidated financial statements.

                          DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                        For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                               June 30,
                                                     ----------------------------------     ---------------------------------
                                                           2000               1999                2000              1999
                                                     ---------------    ---------------     ---------------   ---------------
Net service revenues:
     Permanent placement                             $    7,934,335     $    6,734,969      $   15,734,023    $   13,216,272
     Specialty services                                   1,832,440          1,761,251           3,741,407         3,636,229
     Contract placement                                  10,544,209          3,207,591          18,404,557         6,528,440
                                                     ---------------    ---------------     ---------------   ---------------
                                                         20,310,984         11,703,811          37,879,987        23,380,941
Cost of services                                         15,124,867          8,432,184          27,667,335        16,626,794
                                                     ---------------    ---------------     ---------------   ---------------

Gross margin                                              5,186,117          3,271,627          10,212,652         6,754,147

Selling, general and administrative expenses              3,738,587          2,672,095           7,519,474         5,055,380
Depreciation and amortization expense                       426,601            269,031             803,406           537,730
Interest expense, net                                      (185,067)            (9,312)           (251,127)          (16,770)
Other income (expense), net                                  (1,487)                 -               5,830                 -
                                                     ---------------    ---------------     ---------------   ---------------
Income from continuing operations before
    income taxes and discontinued operations                834,375            321,189           1,644,475         1,144,267
Income tax expense                                          335,454            134,496             656,694           449,598
                                                     ---------------    ---------------     ---------------   ---------------
Income from continuing operations before
    discontinued  operations                                498,921            186,693             987,781           694,669
Discontinued operations, net of income  taxes:
     Loss from operations of discontinued training
        operations (less income tax benefit of $0,
        $98,719, $0 and $172,352, respectively)                   -           (136,375)                  -          (261,027)
                                                     ---------------    ---------------     ---------------   ---------------
Net income                                           $      498,921     $       50,318      $      987,781    $      433,642
                                                     ===============    ===============     ===============   ===============

Basic earnings per share:
     Income from continuing operations               $         0.18     $         0.07      $         0.36    $         0.25
     Loss from discontinued operations                            -              (0.05)                  -             (0.09)
                                                     ---------------    ---------------     ---------------   ---------------
                                                     $         0.18     $         0.02      $         0.36    $         0.16
                                                     ===============    ===============     ===============   ===============

Weighted average common shares outstanding                2,786,352          2,732,166           2,762,429          2,744,157
                                                     ===============    ===============     ===============   ===============

Diluted earnings per share:
     Income from continuing operations               $         0.18     $         0.07      $         0.36    $          0.25
     Loss from discontinued operations                            -              (0.05)                  -              (0.09)
                                                     ---------------    ---------------     ---------------   ---------------
                                                     $         0.18     $         0.02      $         0.36    $          0.16
                                                     ===============    ===============     ===============   ===============

Weighted average common and common
     equivalent shares outstanding                        2,787,074          2,764,763           2,763,190          2,777,399
                                                     ===============    ===============     ===============   ===============

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                    2000                 1999
                                                                                ------------          -----------
Cash flow from operating activities:
    Net income                                                                  $   987,781           $  433,642
    Adjustments to reconcile net income to cash provided
        by operating activities:
        Depreciation and amortization                                               803,406              571,667
        Provision for allowances                                                    (28,908)             (46,097)
        Income tax effect of options exercised                                            -               22,744
        Deferred income taxes                                                       116,546              195,384
        Accretion of interest on deferred payment
           obligations                                                              152,203               73,611
    Changes in operating assets and liabilities, net of
        acquisitions:
        Accounts receivable                                                      (1,664,104)            (331,397)
        Federal income taxes receivable, net                                         17,899              (85,880)
        Deferred lease rents                                                         18,280               14,641
        Prepaid expenses and other assets                                          (152,774)            (231,723)
        Trade accounts payable and accrued expenses                               1,118,188             (418,750)
                                                                                ------------          -----------
        Cash provided by operating activities                                     1,368,517              197,842

Cash flows from investing activities:
    Capital expenditures                                                           (490,495)            (638,335)
    Deposits                                                                        (10,548)              (2,751)
    Business acquisition costs                                                   (3,124,412)                   -
    Loans and advances to related parties                                          (201,790)             (23,166)
    Repayment from related parties                                                       83               24,055
                                                                                ------------          -----------
    Cash used in investing activities                                            (3,827,162)            (640,197)

Cash flows from financing activities:
    Issuance of common stock under stock options                                          -              181,641
    Net repayments on line of credit                                             (1,480,000)                   -
    Advances on long-term line of credit borrowings                              11,372,102                    -
    Repayments of long-term line of credit borrowings                            (7,907,631)                   -
    Repurchase of treasury stock                                                    (82,544)             (20,025)
    Principal payments under capital lease obligations                              (17,140)             (26,299)
                                                                                ------------          -----------
    Cash provided by financing activities                                         1,884,787              135,317

Decrease in cash and cash equivalents                                              (573,858)            (307,038)
Cash and cash equivalents at beginning of year                                      847,171            3,472,990
                                                                                ------------          -----------
Cash and cash equivalents at end of period                                      $   273,313           $3,165,952
                                                                                ============          ===========

Supplemental cash flow information:
    Cash paid for interest                                                      $   155,223           $        -
                                                                                ============          ===========
    Cash paid for taxes                                                         $   464,736           $  257,077
                                                                                ============          ===========

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company"). The financial information for the three and six months ended June 30, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:


                                                For the Three Months Ended         For the Six Months Ended
                                                         June 30,                          June 30,
                                               -----------------------------      ----------------------------
                                                   2000            1999              2000            1999
                                               -------------    ------------      ------------    ------------
Basic                                             2,786,352       2,732,166         2,762,429       2,744,157
Net effect of dilutive stock options                    722          32,597               761          33,242
                                               -------------    ------------      ------------    ------------
Diluted                                           2,787,074       2,764,763         2,763,190       2,777,399
                                               =============    ============      ============    ============


Total options and warrants outstanding              668,757         667,257           668,757         667,257
                                               =============    ============      ============    ============

Options and warrants not considered
because  effects of inclusion would be
anti-dilutive                                       631,257         277,590           631,257         277,590
                                               =============    ============      ============    ============

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of:


                                                                  June 30,          December 31,
                                                                    2000               1999
                                                               -------------     ---------------
Computer equipment and software                                $   3,814,729     $     3,071,644
Equipment and furniture                                            1,820,707           1,814,910
Leasehold improvements                                               399,947             386,589
                                                               --------------    ----------------
                                                                   6,035,383           5,273,143
Less accumulated depreciation and amortization                    (2,475,495)         (1,930,619)
                                                               --------------    ----------------
  Net property and equipment                                   $   3,559,888     $     3,342,524
                                                               ==============    ================

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2000 and 1999 was approximately $287,000 and $209,000, respectively. Depreciation and amortization

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

expense of property and equipment for the six months ended June 30, 2000 and 1999 was approximately $551,000 and $416,000, respectively.


4.       INTANGIBLES

Intangibles consist of:


                                                   Amortization        June 30,            December 31,
                                                      Period             2000                1999
                                                 ----------------- -----------------    ----------------
         Non-compete agreements                     3  -  5 years  $        150,000     $       100,000
         Goodwill                                   10 - 20 years        10,346,668           7,097,269
                                                                   -----------------    ----------------
                                                                         10,496,668           7,197,269
         Accumulated amortization                                         (566,446)           (314,460)
                                                                   -----------------    ----------------
                                                                   $      9,930,222     $     6,882,809
                                                                   =================    ================

Amortization of intangibles for the three months ended June 30, 2000 and 1999 was approximately $140,000 and $60,000, respectively. Amortization of intangibles for the six months ended June 30, 2000 and 1999 was approximately $252,000 and $122,000, respectively.

5.       BUSINESS ACQUISITIONS

DATATEK CORPORATION:

In March, 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3,000,000 in cash, which was paid at closing; 75,000 shares of the Company's common stock valued at $2.50 per share (which was the then market value at the date the acquisition was announced less a discount for the restrictive nature of the stock) and four annual installment payments, payable on January 1 of each of the years 2001 through 2005, in the anticipated amount of $170,625 each; contingent payments payable annually, on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek (increased profits are based upon Datatek's profits in 1999).

The Company incurred acquisition costs totaling $287,000 in connection with the acquisition. Following is a summary of the transaction:


         Costs:
                      Fair value of net assets acquired                                 $   829,356
                      Covenants not to compete                                               50,000
                      Goodwill                                                            3,194,481
                                                                                        ------------
                           Total                                                        $ 4,073,837
                                                                                        ============


         Source:

                      Cash and current liabilities assumed                              $ 3,316,777
                      Present value of minimum deferred payments                            569,560
                      Fair value of common stock issued                                     187,500
                                                                                        ------------
                           Total                                                        $ 4,073,837
                                                                                        ============

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

The following unaudited pro forma results of operations for the six months ended June 30, 2000 have been prepared assuming the Datatek acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for the six months ended June 30, 1999 have been prepared assuming the Datatek acquisition and the August 6, 1999 acquisition of Mountain, Ltd. ("Mountain") had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.


                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                    ------------------------------------
                                                                         2000                1999
                                                                    ----------------    ----------------
         Net service revenues:                                          $39,927,769         $35,659,906
         Net income from continuing operations
             before taxes                                                 1,687,378           1,421,793
         Net income from continuing operations                            1,013,369             861,184
         Net income                                                       1,013,369             600,157

         Basic earnings per share:
             Net income from continuing operations                      $      0.36         $      0.30
             Net income                                                 $      0.36         $      0.21
         Diluted earnings per share:
             Net income from continuing operations                      $      0.36         $      0.29
             Net income                                                 $      0.36         $      0.21

6.       LINE OF CREDIT AND DEBT

On May 18, 2000, the Company entered into a three year revolving line of credit agreement with GE Capital (the "GE facility"). The agreement permits borrowings up to $15,000,000. Upon the closing of this facility, the Company borrowed $3,800,000 and repaid in its entirety the outstanding borrowings under its previous agreement with Compass Bank. The borrowings are collateralized by the Company's accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which requires the Company to maintain tangible net worth of $3,000,000 and fixed charge coverage, as defined in the agreement, ranging from 1.5 to 1 at June 30, 2000 to 1.65 to 1 as of September 30, 2000. As of June 30, 2000, the Company was in compliance with all covenants associated with this credit facility. Outstanding balances bear interest at the bank's index rate which is defined as the latest prime rate quoted on the last business day of each calendar month plus 0.125%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 8.74% at June 30, 2000. In accordance with the terms and provisions of the GE facility agreement, the Company had approximately $3,300,000 of net borrowing availability at June 30, 2000.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


7.       CAPITAL LEASE OBLIGATIONS

In April 2000, the Company entered into a capital lease obligation for the purchase of certain computer equipment totaling $202,682. The following is a schedule of future minimum payments under this obligation as of June 30, 2000 along with the present value of these payments:

               2001                                         $    68,700
               2002                                              68,700
               2003                                             105,539
                                                            ------------
                                                                242,939
               Less amount representing interest                (43,984)
                                                            ------------
               Present value of future minimum
                  lease payments                                198,955
               Less current maturities                          (43,500)
                                                            ------------
                                                            $   155,455
                                                            ============

Amortization of assets under capital leases for the quarter ended June 30, 2000 was $5,630 and the unamortized balance at June 30, 2000 was $197,052.

8.       INCOME TAXES

The income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                         For the Three Months Ended               For the Six Months Ended
                                                   June 30,                                June 30,
                                     ------------------------------------    ------------------------------------
                                          2000                1999                 2000                1999
                                     ----------------    ----------------    -----------------    ---------------
Tax provision at statutory
  rate of 35% for continuing
  operations                             $   291,896          $  112,416          $   575,431         $  400,493
Loss from discontinued
  Operations                                       -             (98,719)                   -           (172,352)
State income taxes net of
  federal income tax benefits                 37,720              12,625               81,348             28,435
Other                                          5,838               9,455                  (85)            20,670
                                     ----------------    ----------------    -----------------    ---------------
                                         $   335,454           $  35,777          $   656,694         $  277,246
                                     ================    ================    =================    ===============

The allocation of income taxes (benefit) is:

                                    For the Three Months Ended             For the Six Months Ended
                                             June 30,                              June 30,
                                  -------------------------------      ---------------------------------
                                     2000              1999                2000               1999
                                  ------------     --------------      -------------     ---------------
Continuing operations                $335,454           $134,496          $ 656,694           $ 449,598
Discontinued operations                     -            (98,719)                 -            (172,352)
                                  ------------     --------------      -------------     ---------------
                                     $335,454           $ 35,777          $ 656,694           $ 277,246
                                  ============     ==============      =============     ===============

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

9.       RELATED PARTY TRANSACTIONS

During the quarter and six months ended June 30, 2000, the Company advanced approximately $93,000 and $202,000, respectively, to or for the benefit of Mr. J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company. In addition, through July 31, 2000, the Company has advanced an additional $41,000. Such advances primarily related to debt payments and legal expenses in connection with litigation involving, among others, Donald
R. Ditto Sr. and Ditto Properties Company, (collectively "Ditto"); see "Commitments and Contingencies" below for more information related to such lawsuits. All such advances are non interest bearing, are expected to be collaterallized by assets which are owned by Mr. Moore and which have a collective value which management of the Company believes to exceed the amount of these advances, and are expected to be repaid by year end.

10.      COMMITMENTS AND CONTINGENCIES

Mr. J. Michael Moore and several of the entities he controls are involved in litigation with Ditto. The Company is a party to one of such lawsuits and has filed a claim against Ditto seeking damages and reimbursement of expenses, alleging that Ditto interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses.

The Company is also involved in certain other litigation and disputes. With respect to all of these litigation matters, management believes the claims against the Company are without merit and has concluded that the ultimate resolution of such will not have a material negative effect on the Company's consolidated financial position or results of operations.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


11.      DISCONTINUED OPERATIONS

In December 1999, the Company sold all of its assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of the Company's employees, and clients employees.

In December 1999, the Company implemented a plan whereby the Company would place its remaining training business assets of Train International, Inc. ("Train") for sale. Train has historically provided information technology training to its clients' employees and the Company's applicant pool on a fee basis. The Company has had discussions with various entities regarding such sale. In connection with the plan to dispose of Train by September, 2000, the Company recorded a loss in December 1999 which included a provision of $240,000 for estimated operating losses during the period subsequent to January 1, 2000. The operating losses of $178,369 noted below for the six months ended June 30, 2000 have been recorded against this reserve.

The results of operations of GAPS and Train have been presented for the six months ended June 1999 and the results of operations for Train only have been presented for the six months ended June 2000. The remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations as at June 30, 2000 and 1999, respectively and are summarized below:


                                                                    For the Six Months Ended June 30,
                                                                   -------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ----------------
         Net service revenue                                            $  898,287           $  795,553
         Cost of sales                                                     768,898              545,719
                                                                   ----------------     ----------------
            Gross margin                                                   129,389              249,834
         Selling, general and administrative expenses                      295,210              686,237
         Other income (expense)                                            (12,548)               4,557
                                                                   ----------------     ----------------
         Loss before income tax benefit                                   (178,369)            (431,846)
         Income tax benefit                                                 62,429              170,819
                                                                   ----------------     ----------------
            Net loss                                                    $ (115,940)          $ (261,027)
                                                                   ================     ================

         Accounts receivable and other current assets                   $  333,000           $  417,000
                                                                   ================     ================
         Accounts payable and accrued liabilities                       $  139,000           $   62,000
                                                                   ================     ================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(FISCAL 1999 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED OPERATIONS)

Service revenue summary:


                                                 For the Three Months Ended           Increase/
                                                          June 30,                   (Decrease)
                                               -------------------------------     -------------
                                                                                     2000 vs.
                   ($ in millions)                  2000             1999              1999
                                               ---------------    ------------     -------------
         Permanent placement                           $  7.9          $  6.7            $  1.2
         Contract placement                              10.5             3.2               7.3
         Specialty services                               1.9             1.8               0.1
                                               ---------------    ------------     -------------
         Net service revenue                           $ 20.3          $ 11.7            $  8.6
                                               ===============    ============     =============

For the quarter ended June 30, 2000, net service revenue increased $8.6 million, or 74%, to $20.3 million as compared to $11.7 million for the previous year period. As noted in the table above, revenue derived from contract placements increased $7.3 million. $3.9 million of this increase was attributable to the inclusion of the results of Mountain, which was acquired in August 1999, and $3.1 million was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. Permanent placements revenue increased $1.2 million, or 18% as a result of increased placements of information technology employees.

Contract placement and specialty services revenue accounted for 61% of net service revenue for the quarter ended June 30, 2000. The inclusion of revenue from the operations of the recently acquired Mountain and Datatek, which are primarily contract placement operations, accounted for substantially all of this change. Permanent placement revenues comprised 39%, or the balance of net service revenue for the quarter ended June 30, 2000. In the previous year period permanent placement revenues comprised 57% of the net service revenue. Management expects that this trend towards a greater concentration of net services revenue being derived from contract placements will continue as the Company consolidates the operations of the acquired contract placement entities.

Gross margin increased $1.9 million, or 59%, to $5.2 million for the quarter ended June 30, 2000 as compared to $3.3 million in the previous year period. As revenue from contract placements continues to grow as a percentage of total net service revenue, the Company anticipates the gross margin percentage will decline from previous years' levels. For the quarter ended June 30, 2000, as a percentage of net service revenue, the gross margin percentage amounted to 26%, down two percentage points as compared to the previous year period gross margin percentage of 28%.

Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, increased $1.0 million, or 37%, to $3.7 million for the quarter ended June 30, 2000, as compared to $2.7 million in the previous year period. The inclusion of the operations of Mountain and Datatek accounted for substantially all of the increase in SG&A. Also included in SG&A for the quarter ended June 30, 2000 was approximately $0.1 million write-off of acquisition costs associated with acquisition targets that are not expected to materialize in the foreseeable future. For the quarter ended June 30, 2000, depreciation and amortization expense amounted to $0.4 million as compared to $0.3 million in the previous year period. This increase was due largely to amortization expense related to the Company's acquisitions.

For the quarter ended June 30, 2000, the Company reported net interest expense of $0.2 million, primarily associated with borrowings on its line of credit and imputed interest on deferred payment obligations related to the Company's acquisitions of Texcel, Inc. ("Texcel"), Mountain and Datatek. Interest expense was insignificant in the previous year period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

As previously reported, in December 1999, the Company approved a plan to dispose of Train. The Company subsequently initiated discussions with various parties regarding such sale. The Company contemplates that any such sale would include a strategic alliance that would allow the Company to continue to utilize the services of Train on an outsource basis. Accordingly, fiscal 1999 results of operations reflect treatment of the results of operations for this segment as discontinued operations. Losses from the operations of discontinued operations, net of income tax, amounted to $0.1 million in the quarter ended June 30, 1999. Approximately $30,000 of operating losses incurred in the quarter ended June 30, 2000 has been recorded against the reserve established at December 31, 1999.

As a result of the items discussed above, net income for the quarter ended June 30, 2000 amounted to $0.5 million, up over $0.4 million over the previous year period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(FISCAL 1999 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED OPERATIONS)

Service revenue summary:


                                                  For the Six Months Ended            Increase/
                                                          June 30,                   (Decrease)
                                               -------------------------------     -------------
                                                                                     2000 vs.
                   ($ in millions)                  2000             1999              1999
                                               ---------------    ------------     -------------
         Permanent placement                           $ 15.7         $  13.2           $   2.5
         Contract placement                              18.4             6.5              11.9
         Specialty services                               3.8             3.7               0.1
                                               ---------------    ------------     -------------
         Net service revenue                           $ 37.9         $  23.4           $  14.5
                                               ===============    ============     =============

For the six months ended June 30, 2000, net service revenue increased $14.5 million, or 62%, to $37.9 million as compared to $23.4 million for the previous year period. As noted in the table above, revenue derived from contract placements increased $11.9 million. Approximately $7.4 million of this increase was attributable to the inclusion of the results of Mountain, which was acquired in August 1999, and $4.0 million was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. Permanent placements revenue increased $2.5 million, or 19% as a result of increased placements of information technology employees on a full time basis.

Contract placement and specialty services revenue accounted for 59% of net service revenue for the six months ended June 30, 2000. The inclusion of revenue from the operations of the recently acquired Mountain and Datatek, which are primarily contract placement operations, accounted for substantially all of this change. Permanent placement revenues comprised 41%, or the balance of net service revenue for the six months ended June 30, 2000. In the previous year period permanent placement revenues comprised 56% of the net service revenue. Management expects that this trend towards a greater concentration of net services revenue being derived from contract placements will continue as the Company consolidates the operations of the acquired contract placement entities.

Gross margin increased $3.5 million, or 51%, to $10.2 million for the six months ended June 30, 2000 as compared to $6.7 million in the previous year period. As revenue from contract placements continues to grow as a percentage of total net service revenue, the Company anticipates that the gross margin percentage will decline from previous years levels. For the six months ended June 30, 2000, as a percentage of net service revenue, the gross margin percentage amounted to 27%, down two percentage points as compared to the previous year period gross margin percentage of 29%.

Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, increased $2.5 million, or 49%, to $7.5 million for the six months ended June 30, 2000, as compared to $5.0 million in the previous year period. The inclusion of the acquired operations of Mountain and Datatek accounted for $1.5 million of the increase. Also included in SG&A for the six months ended June

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

30, 2000 are approximately $0.1 million write-off of acquisition costs associated with acquisition targets that are not expected to materialize in the foreseeable future. Management is continuing to evaluate SG&A costs and intends to achieve synergies later in fiscal year 2000 through the continued consolidation and integration of back office functions of its recent acquisitions. For the six months ended June 30, 2000, depreciation and amortization expense amounted to $0.8 million as compared to $0.5 million in the previous year period. This increase was due largely to amortization expense related to the Company's acquisitions.

For the six months ended June 30, 2000, the Company reported net interest expense of $0.3 million, primarily associated with borrowings on its line of credit and imputed interest on deferred payment obligations related to the Company's acquisitions of Texcel, Mountain and Datatek. Interest expense was insignificant in the previous year period.

As previously reported, in December 1999, the Company approved a plan to dispose of Train. The Company subsequently entered discussions with various parties regarding such sale. The Company contemplates that any such sale would include a strategic alliance that would allow the Company to continue to utilize the services of Train on an outsource basis. Accordingly, fiscal 1999 results of operations reflect treatment of the results of operations for this segment as discontinued operations. Losses from the operations of discontinued operations, net of income tax, amounted to $0.3 million for the six months ended June 30, 1999. Approximately $0.1 million of operating losses incurred in the six months ended June 30, 2000 has been recorded against the reserve established at December 31, 1999.

As a result of the items discussed above, net income for the six months ended June 30, 2000 amounted to $1.0 million, up $0.6 million over the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, net cash flow generated from operations amounted to $1.4 million. In addition, the Company borrowed a net $2.0 million under the Company's line of credit facilities. All of these proceeds combined with $0.6 million of existing cash on hand was used as follows: (a) $3.1 million to fund acquisitions, (b) $0.1 million to repurchase Company stock under the Company's stock repurchase program, (c) $0.5 million for capital expenditures for computer equipment associated with the upgrade of the Company's computer systems and automation of the back office, and (d) $0.3 million for other corporate purposes.

As a result of the above mentioned transactions, working capital amounted to $6.3 million at June 30, 2000, as compared to $4.2 million at December 31, 1999.

As discussed more fully in the footnotes to the financial statements, in May 2000, the Company entered into a three year revolving line of credit agreement with GE Capital (the "GE facility"). This agreement permits borrowings of up to $15,000,000 based on availability criteria outlined in the agreement. At July 31, 2000, net borrowing availability under the credit facility was approximately $3,000,000, after excluding the reserve for deferred payment obligations to be paid in the future,. The Company believes that the GE facility will provide the Company with sufficient liquidity to fund its internal 2000 growth plans and operations for the foreseeable future. The Company's internal 2000 growth plans include the expansion and improvement of its applicant database and back office, and the expansion and opening of new profit centers in existing cities. Management expects these items to cost approximately $1,000,000 in fiscal 2000, of which approximately $500,000 has been spent through June, 2000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at June 30, 2000, on an annualized basis interest expense would increase by approximately $70,000 on the outstanding line of credit borrowings of $3.5 million at June 30, 2000.

                           PART II: OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

Not Applicable

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 20, 2000. At this meeting, the shareholders voted to elect the following to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified.


                                                                                                  BROKER
                                                FOR            AGAINST       ABSTAIN/WITHHELD    NON-VOTES
                                                ---            -------       ----------------    ---------
         J. Michael Moore                    2,559,035               -              42,490             -
         M. Ted Dillard                      2,558,835               -              42,690             -
         Samuel E. Hunter                    2,555,543               -              45,982             -
         Deborah A. Farrington               2,555,543               -              45,982             -
         A. Clinton Allen                    2,555,543               -              45,982             -

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.1 Loan and Security Agreement Among General Electric Capital Corporation and Management Alliance Corporation, Information Systems Consulting Corp., Datatek Consulting Group Corporation, Texcel Services, Inc. and Mountain, Ltd.

         27*      Financial Data Schedule

         * Filed herewith

B.       Reports on Form 8-K

         On May 12, 2000, the Company filed with the Securities and Exchange Commission a report on Form 8-K/A to provide certain historical and pro forma financial information with respect to the acquisition of Datatek.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant


DATE:  August 10, 2000        By:       /s/ J. Michael Moore
                                       -----------------------------------

                                       J. Michael Moore
                                       CHIEF EXECUTIVE OFFICER
                                       (Principal Executive Officer)


DATE: August 10, 2000         By:      /s/ M. Ted Dillard
                                       ---------------------------------------

                                       M Ted. Dillard
                                       PRESIDENT AND SECRETARY


DATE:  August 10, 2000        By:      /s/ Anthony G. Schmeck
                                       -----------------------------------

                                       Anthony G. Schmeck
                                       TREASURER AND CHIEF FINANCIAL OFFICER
                                       (Principal Financial Officer)