Form 10-Q
period 2000-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2000-11-14
CIK 779226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of common stock of the registrant outstanding on November 13, 2000 was 2,818,830


                             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                             September 30,          December 31,
                                                                                  2000                  1999
                                                                            ---------------       --------------
                                                                              (Unaudited)
                                                    ASSETS
Current assets:
     Cash and cash equivalents                                              $     1,263,867       $      847,171
     Trade accounts receivable, less allowance for doubtful accounts
          of approximately $1,414,000 and $1,005,000, respectively               14,442,517            9,987,318
     Receivables from related parties                                               409,938               75,263
     Prepaid expenses and other current assets                                      362,676              256,714
     Federal income taxes receivable                                                      -              148,523
     Deferred income taxes                                                          963,708              713,853
                                                                            ---------------       --------------
          Total current assets                                                   17,442,706           12,028,842

Property and equipment, net                                                       3,706,929            3,342,524

Other assets:
     Intangibles, net                                                            10,440,118            6,882,809
     Other                                                                          242,819              293,574
                                                                            ---------------       --------------
                                                                            $    31,832,572       $   22,547,749
                                                                            ===============       ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable and accrued expenses                            $     7,770,053       $    5,128,069
     Federal income taxes payable                                                   149,163                    -
     Short-term borrowings under line of credit                                           -            1,480,000
     Current maturities of capital lease obligations                                 78,370               13,413
     Current maturities of long-term debt                                           876,834            1,220,733
                                                                            ---------------       --------------
          Total current liabilities                                               8,874,420            7,842,215

Deferred lease rents                                                                119,635               93,528
Deferred income taxes                                                               305,697               93,487
Bank borrowings under revolving credit agreement                                  5,602,271                    -
Long-term maturities of capital lease obligations                                   250,163                    -
Long-term debt, net of current maturities                                         2,150,938            1,590,757
                                                                            ---------------       --------------
          Total liabilities                                                      17,303,124            9,619,987

Commitments and contingencies                                                             -                    -

Stockholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
          none issued                                                                     -                    -
     Common stock, $.10 par value; 10,000,000 shares authorized,
          3,397,224 and 3,289,946 shares issued, respectively                       339,722              328,995
     Additional paid-in capital                                                  12,638,492           12,378,909
     Retained earnings                                                            3,413,469            1,999,549
     Common stock held in treasury (578,594 and 549,594 shares,
         respectively), at cost                                                  (1,623,846)          (1,541,302)
     Receivables from related parties                                              (238,389)            (238,389)
                                                                            ---------------       --------------
          Total stockholders' equity                                             14,529,448           12,927,762
                                                                            ---------------       --------------
                                                                            $    31,832,572       $   22,547,749
                                                                            ===============       ==============

                                  See notes to consolidated financial statements.


                                     DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)
                                                        For the Three Months Ended                 For the Nine Months Ended
                                                               September 30,                             September 30,
                                                    ---------------------------------        -----------------------------------
                                                         2000                1999                 2000                  1999
                                                    -------------       -------------        --------------       --------------
Net service revenues:
     Permanent placement                            $   8,136,134       $   6,797,445        $   23,870,157       $   20,013,717
     Specialty services                                 1,760,987           2,118,417             5,502,394            5,754,646
     Contract placement                                11,706,815           5,445,198            30,111,372           11,973,638
                                                    -------------       -------------        --------------       --------------
                                                       21,603,936          14,361,060            59,483,923           37,742,001

Cost of services                                       15,922,110          10,234,438            43,589,445           26,861,232
                                                    -------------       -------------        --------------       --------------

Gross margin                                            5,681,826           4,126,622            15,894,478           10,880,769

Selling, general and administrative expenses            4,217,180           3,286,354            11,736,654            8,341,734
Depreciation and amortization expense                     463,883             319,020             1,267,289              856,750
Interest expense, net                                     160,440              37,325               411,567               54,095
Other (income) expense, net                                (3,853)                  -                (9,683)                   -
                                                    -------------       -------------        --------------       --------------
Income from continuing operations before
    income taxes and discontinued operations              844,176             483,923             2,488,651            1,628,190
Income tax expense                                        337,037             160,097               993,731              609,695
                                                    -------------       -------------        --------------       --------------
Income from continuing operations before
    discontinued  operations                              507,139             323,826             1,494,920            1,018,495
Discontinued operations, net of income taxes:
    Loss from operations of discontinued
    training operations (less income tax
    benefit of $54,000, $66,583, $54,000 and
    $238,935, respectively)                               (81,000)           (139,106)              (81,000)            (400,133)
                                                    -------------       -------------        --------------       --------------
Net income                                          $     426,139       $     184,720        $    1,413,920       $      618,362
                                                    =============       =============        ==============       ==============

Basic earnings per share:
    Income from continuing operations               $        0.18       $        0.12        $         0.54       $         0.37
    Loss from discontinued operations                       (0.03)              (0.05)                (0.03)               (0.15)
                                                    -------------       -------------        --------------       --------------
                                                    $        0.15       $        0.07        $         0.51       $         0.22
                                                    =============       =============        ==============       ==============
Weighted average common shares outstanding              2,818,630           2,771,987             2,781,163            2,753,434
                                                    =============       =============        ==============       ==============

Diluted earnings per share:
    Income from continuing operations               $        0.18       $        0.12        $         0.54       $         0.37
    Loss from discontinued operations                       (0.03)              (0.05)                (0.03)               (0.15)
                                                    -------------       -------------        --------------       --------------
                                                    $        0.15       $        0.07        $         0.51       $         0.22
                                                    =============       =============        ==============       ==============
Weighted average common and common
    equivalent shares outstanding                       2,829,964           2,774,257             2,785,448            2,776,352
                                                    =============       =============        ==============       ==============

                                         See notes to consolidated financial statements.


                            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                              ----------------------------------
                                                                                   2000                  1999
                                                                              -------------         ------------
Cash flow from operating activities:
    Net income                                                                $   1,413,920         $    618,362
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization                                             1,267,289              905,985
        Provision for allowances                                                    402,279               14,552
        Income tax effect of options exercised                                            -               22,744
        Deferred income taxes                                                       (37,645)             148,684
        Accretion of interest on deferred payment obligations                       227,680              132,674
    Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                      (3,273,147)            (911,435)
        Federal income taxes receivable, net                                        148,523              (25,694)
        Deferred lease rents                                                         18,280               24,516
        Prepaid expenses and other assets                                          (214,461)             (84,834)
        Trade accounts payable and accrued expenses                               1,734,211             (222,364)
        Federal income taxes payable                                                149,163                    -
                                                                              -------------         ------------

    Cash provided by operating activities                                         1,836,092              623,190
                                                                              -------------         ------------

Cash flows from investing activities:
    Capital expenditures                                                           (817,352)            (895,465)
    Deposits                                                                         (8,823)              (6,287)
    Business acquisition costs                                                   (3,675,518)          (2,765,986)
    Loans and advances to related parties                                          (334,758)             (23,166)
    Repayment from related parties                                                       83               16,406
                                                                              -------------         ------------

    Cash used in investing activities                                            (4,836,368)          (3,674,498)
                                                                              -------------         ------------

Cash flows from financing activities:
    Issuance of common stock under stock options                                          -              181,641
    Net repayments on line of credit                                             (1,480,000)                   -
    Advances on long-term line of credit borrowings                              33,792,425              600,000
    Repayments of long-term line of credit borrowings                           (28,190,154)                   -
    Repurchase of treasury stock                                                    (82,544)             (26,130)
    Principal payments under long-term debt obligations                            (580,958)                   -
    Principal payments under capital lease obligations                              (41,797)             (34,539)
                                                                              -------------         ------------

    Cash provided by financing activities                                         3,416,972              720,972
                                                                              -------------         ------------

Change in cash and cash equivalents                                                 416,696           (2,330,336)
Cash and cash equivalents at beginning of year                                      847,171            3,472,990
                                                                              -------------         ------------
Cash and cash equivalents at end of period                                    $   1,263,867         $  1,142,654
                                                                              =============         ============

Supplemental cash flow information:
    Cash paid for interest                                                    $     262,091         $     11,415
                                                                              =============         ============
    Cash paid for taxes                                                       $     529,820         $    261,302
                                                                              =============         ============

                                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   BASIS OF PRESENTATION

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company"). The financial information for the three and nine months ended September 30, 2000 and 1999, is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods presented. The financial information should be read in conjunction with the consolidated financial statements for the presented year ended December 31, 1999, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

Following is a reconciliation of the weighted average number of shares outstanding during the periods indicated for basic and diluted EPS:

                                                For the Three Months Ended         For the Nine Months Ended
                                                       September 30,                      September 30,
                                               ----------------------------       ---------------------------
                                                   2000             1999              2000            1999
                                               ------------     -----------       -----------     -----------
Basic                                             2,818,630       2,771,987         2,781,163       2,753,434
Net effect of dilutive stock options                 11,334           2,270             4,285          22,918
                                               ------------     -----------       -----------     -----------
Diluted                                           2,829,964       2,774,257         2,785,448       2,776,352
                                               ============     ===========       ===========     ===========

Total options and warrants outstanding              705,419         604,757           705,419         604,757
                                               ============     ===========       ===========     ===========

Options and warrants not considered
because  effects of inclusion would be
anti-dilutive                                       667,919         553,257           667,919         277,590
                                               ============     ===========       ===========     ===========

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                               September 30,      December 31,
                                                                   2000               1999
                                                              --------------     -------------
Computer equipment and software                               $    4,222,027     $   3,071,644
Equipment and furniture                                            1,863,459         1,814,910
Leasehold improvements                                               410,968           386,589
                                                              --------------     -------------
                                                                   6,496,454         5,273,143
Less accumulated depreciation and amortization                    (2,789,525)       (1,930,619)
                                                              --------------     -------------
  Net property and equipment                                  $    3,706,929     $   3,342,524
                                                              ==============     =============

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2000 and 1999 was approximately $315,000 and $242,000, respectively. Depreciation and amortization

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


expense of property and equipment for the nine months ended September 30, 2000 and 1999 was approximately $866,000 and $667,000, respectively.

4.   INTANGIBLES

Intangibles consist of:

                                                  Amortization      September 30,    December 31,
                                                     Period             2000             1999
                                                  -------------    -------------    -------------
         Non-compete agreements                   3  -  5 years    $     150,000    $     100,000
         Goodwill                                 10 - 20 years       10,997,004        7,097,269
                                                                   -------------    -------------
                                                                      11,147,004        7,197,269
         Accumulated amortization                                       (706,886)        (314,460)
                                                                   -------------    -------------
                                                                   $  10,440,118    $   6,882,809
                                                                   =============    =============

During the period ended September 30, 2000, Mountain Ltd. achieved the minimum operational thresholds outlined in the original purchase agreement thereby requiring the Company to make a contingent payment in the amount of $650,000. Such amount has been recorded as additional goodwill.

Amortization of intangibles for the three months ended September 30, 2000 and 1999 was approximately $140,000 and $77,000, respectively. Amortization of intangibles for the nine months ended September 30, 2000 and 1999 was approximately $392,000 and $190,000, respectively.

5.   BUSINESS ACQUISITIONS

DATATEK CORPORATION:

In March, 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3,000,000 in cash, which was paid at closing; 75,000 shares of the Company's common stock valued at $2.50 per share (which was the then market value at the date the acquisition was announced less a discount for the restrictive nature of the stock); and four annual installment payments, payable on January 1 of each of the years 2001 through 2005, in the anticipated amount of $170,625 each; contingent payments payable annually, on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek (increased profits are based upon Datatek's profits in 1999).

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

The following unaudited pro forma results of operations for the nine months ended September 30, 2000 have been prepared assuming the Datatek acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for the nine months ended September 30, 1999 have been prepared assuming the Datatek acquisition and the August 6, 1999 acquisition of Mountain, Ltd. ("Mountain") had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                         2000                1999
                                                                    --------------    --------------
         Net service revenues:                                      $   61,531,915    $   54,181,355
         Net income from continuing operations
             before taxes                                                2,531,939         2,005,818
         Net income from continuing operations                           1,520,892         1,245,072
         Net income                                                      1,520,892           844,939

         Basic earnings per share:
             Net income from continuing operations                  $         0.55    $         0.43
             Net income                                             $         0.55    $         0.29
         Diluted earnings per share:
             Net income from continuing operations                  $         0.55    $         0.43
             Net income                                             $         0.55    $         0.29

6.   LINE OF CREDIT AND DEBT

On May 18, 2000, the Company entered into a three year revolving line of credit agreement with GE Capital (the "GE facility"). The agreement permits borrowings up to $15,000,000. Upon the closing of this facility, the Company borrowed $3,800,000 and repaid in its entirety the outstanding borrowings under its previous debt agreement. The borrowings are collateralized by the Company's accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which requires the Company to maintain tangible net worth of $3,000,000 and fixed charge coverage, as defined in the agreement, ranging from 1.5 to 1 at June 30, 2000 to 1.65 to 1 as of September 30, 2000. As of September 30, 2000, the Company was in compliance with all covenants associated with this credit facility. Outstanding balances bear interest at the bank's index rate which is defined as the latest prime rate quoted on the last business day of each calendar month plus 0.125%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 9.50% at September 30, 2000. In accordance with the terms and provisions of the GE facility agreement, the Company had approximately $3,400,000 of net borrowing availability at September 30, 2000.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7.   CAPITAL LEASE OBLIGATIONS

In fiscal 2000, the Company entered into various capital lease obligations for the purchase of certain computer equipment totaling $355,003. The following is a schedule of future minimum payments under this obligations as of September 30, 2000 along with the present value of these payments:

               2001                                          $   120,184
               2002                                              120,184
               2003                                              155,917
                                                             -----------

                                                                 396,285
               Less amount representing interest                 (67,752)
                                                             -----------
               Present value of future minimum
                  lease payments                                 328,533
               Less current maturities                           (78,370)
                                                             -----------
                                                             $   250,163
                                                             ===========

Amortization of assets under capital leases for the three and nine-month periods ended September 30, 2000 was $26,470.

8.   INCOME TAXES

The income tax provision from continuing operations and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                           For the Three Months Ended          For the Nine Months Ended
                                                  September 30,                       September 30,
                                          ----------------------------        ----------------------------
                                             2000              1999              2000              1999
                                          ----------        ----------        ----------        ----------
Tax provision at statutory
  rate of 35% for continuing
  operations                              $  295,462        $  169,374        $  871,028        $  569,867
Loss from discontinued
  operations                                 (54,000)          (66,583)          (54,000)         (238,935)
State income taxes net of
  federal income tax benefits                 36,252            11,129           117,465            39,564
Other                                          5,323           (20,406)            5,238               264
                                          ----------        ----------        ----------        ----------
                                          $  283,037        $   93,514        $  939,731        $  370,760
                                          ==========        ==========        ==========        ==========


The allocation of income tax expense (benefit) is:

                                           For the Three Months Ended          For the Nine Months Ended
                                                  September 30,                       September 30,
                                          ----------------------------        ----------------------------
                                             2000              1999              2000              1999
                                          ----------        ----------        ----------        ----------
Continuing operations                     $  337,037        $  160,097        $  993,731        $  609,695
Discontinued operations                      (54,000)          (66,583)          (54,000)         (238,935)
                                          ----------        ----------        ----------        ----------
                                          $  283,037        $   93,514        $  939,731        $  370,760
                                          ==========        ==========        ==========        ==========

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


9.   RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2000, the Company advanced approximately $133,000 and $336,000, respectively, to or for the benefit of Mr. J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company. Such advances primarily related to debt payments to certain financial institutions and legal expenses in connection with litigation involving, among others, Donald R. Ditto Sr. and Ditto Properties Company (collectively "Ditto"); See "Commitments and Contingencies" below for more information related to such lawsuits. All such advances are interest bearing at the prime rate which at September 30, 2000 was 9.5%; are collateralized by assets owned by Mr. Moore or by entities controlled by Mr., Moore; which have a collective value that management of the Company believes to exceed the amount of these advances (including accrued interest thereon); and are required to be repaid by year end.

10.  COMMITMENTS AND CONTINGENCIES

Mr. J. Michael Moore and several of the entities he controls are involved in litigation with Ditto. The Company is a party to one of such lawsuits and has filed a claim in the litigation against Ditto seeking damages and reimbursement of expenses, alleging that Ditto interfered with Company business transactions and proposed financing resulting in delays of certain transactions, lost opportunities, lost profits and other significant losses.

The Company is also involved in certain other litigation and disputes. With respect to all of these litigation matters, management believes the claims against the Company are without merit and has concluded that the ultimate resolution of such will not have a material negative effect on the Company's consolidated financial position or results of operations.

11.  DISCONTINUED OPERATIONS

In December 1999, the Company sold all of its assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of the Company's and clients' employees.

In December 1999, the Company implemented a plan whereby the Company would place its remaining training business assets of Train for sale. Train has historically provided information technology training to its clients' employees and the Company's applicant pool on a fee basis. In connection with the plan to dispose of Train by June 30, 2000, the Company recorded a loss in December 1999, which included a provision of $240,000 for estimated operating losses during the period subsequent to January 1, 2000. Train operating losses of $144,119 for the nine months ended September 30, 2000 have been recorded against this reserve. The Company is currently in negotiations regarding the disposition of Train and it is anticipated that negotiations will be completed no later than year end. Due to management's decision to extend the decision date to dispose of Train, the Company determined that the remaining reserve of approximately $96,000 was not sufficient and has recorded an additional reserve of $135,000 for estimated losses and disposition costs to be incurred through December 31, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(FISCAL 1999 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS
OF DISCONTINUED OPERATIONS)


Service revenue summary:

                                                    For the Three Months Ended         Increase/
                                                           September 30,              (Decrease)
                                                    --------------------------         --------
                                                                                       2000 vs.
           ($ in millions)                             2000            1999              1999
                                                     --------         -------          --------
         Permanent placement                         $    8.1         $   6.8          $    1.3
         Contract placement                              11.7             5.5               6.2
         Specialty services                               1.8             2.1              (0.3)
                                                     --------         -------          --------
         Net service revenue                         $   21.6         $  14.4          $    7.2
                                                     ========         =======          ========

For the quarter ended September 30, 2000, net service revenue increased $7.2 million, or 50%, to $21.6 million as compared to $14.4 million for the previous year period. As noted in the table above, revenue derived from contract placements increased $6.2 million. $2.6 million of this increase was attributable to the inclusion of the results of Mountain, which was acquired in August 1999, and $3.2 million was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. Permanent placement revenue increased $1.3 million, or 20% as a result of increased placements. The remainder is attributable to growth of the Company's existing contract business of information technology employees.

Contract placement and specialty services revenue accounted for 62% of net service revenue for the quarter ended September 30, 2000. The inclusion of revenue from the operations of the recently acquired Mountain and Datatek, which are primarily contract placement operations, accounted for substantially all of this change. Permanent placement revenues comprised 38% of net service revenue for the quarter ended September 30, 2000. In the previous year period, permanent placement revenues comprised 47% of the net service revenue. As a percentage of net service revenue, net revenue derived from contract placements will continue to increase over the next several quarters due to the Company's strategic decision to focus its growth in contract placement through acquisitions.

Gross margin increased $1.6 million, or 38%, to $5.7 million for the quarter ended September 30, 2000 as compared to $4.1 million in the previous year period. As previously noted above, as a percentage of total net service revenue, revenue from contract placements continues to grow. As such, the overall gross margin percentage has declined compared to the previous year level because the gross margin from net contract placement revenue is less than the gross margin from permanent placements. For the quarter ended September 30, 2000, as a percentage of net service revenue, the gross margin percentage amounted to 26%, down three percentage points as compared to the previous year period gross margin percentage of 29%.

Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, increased $0.9 million, or 28%, to $4.2 million for the quarter ended September 30, 2000, as compared to $3.3 million in the previous year period. The inclusion of the operations of Mountain and Datatek accounted for nearly half of the absolute increase in SG&A. The remaining increase is due to increased revenue of the Company's existing business. SG&A as a percentage of net service revenue has declined three percentage points to 20% as compared to the previous year period of 23%. For the quarter ended September 30, 2000, depreciation and amortization expense amounted to $0.5 million as compared to $0.3 million in the previous year period. This increase was due largely to amortization expense related to the Company's acquisitions combined with increased depreciation on computer equipment purchased in association with the further automation of the Company's back office operations.

For the quarter ended September 30, 2000, the Company reported net interest expense of $0.2 million, primarily associated with borrowings on its line of credit and imputed interest on deferred payment obligations related to the Company's acquisitions of Texcel, Inc. ("Texcel"), Mountain and Datatek. Interest expense was $37,000 in the previous year period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (continued)


For the quarter ended September 30, 2000, net income from continuing operations was $0.5 million, up over 56% as compared to the previous year period.

In December 1999, the Company implemented a plan whereby the Company would place its remaining training business assets of Train for sale. In connection with the plan to dispose of Train by June 30, 2000, the Company recorded a loss in December 1999, which included a provision of $0.2 million for estimated operating losses during the period subsequent to January 1, 2000. Train operating losses of $0.1 million for the nine months ended September 30, 2000 have been recorded against this reserve. The Company is currently in negotiations regarding the disposition of Train and it is anticipated that negotiations will be completed no later than year end. Due to management's decision to extend the decision date to dispose of Train, the Company determined that the remaining reserve was not sufficient and has recorded an additional reserve of $0.1 million for estimated losses and disposition costs to be incurred through December 31, 2000. Fiscal 1999 results of operations reflect treatment of the results of operations for this segment as discontinued operations. Losses from the operations of discontinued operations, net of income tax, amounted to $0.1 million in the quarter ended September 30, 1999.

As a result of the items discussed above, net income for the three-months ended September 30, 2000 amounted to $0.4 million, up over $0.2 million over the previous year period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(FISCAL 1999 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS
OF DISCONTINUED OPERATIONS)

Service revenue summary:

                                                    For the Nine Months Ended          Increase/
                                                           September 30,              (Decrease)
                                                    --------------------------         --------
                                                                                       2000 vs.
           ($ in millions)                             2000            1999              1999
                                                     --------         -------          --------
         Permanent placement                         $   23.9         $  20.0          $    3.9
         Contract placement                              30.1            12.0              18.1
         Specialty services                               5.5             5.7              (0.2)
                                                     --------         -------          --------
         Net service revenue                         $   59.5         $  37.7          $   21.8
                                                     ========         =======          ========

For the nine months ended September 30, 2000, net service revenue increased $21.8 million, or 58%, to $59.5 million as compared to $37.7 million for the previous year period. As noted in the table above, revenue derived from contract placements increased $18.1 million. Approximately $9.9 million of this increase was attributable to the inclusion of the results of Mountain, which was acquired in August 1999, and $7.2 million was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. Permanent placement revenue increased $3.9 million, or 19% as a result of increased placements of information technology employees on a full time basis.

Contract placement and specialty services revenue accounted for 60% of net service revenue for the nine months ended September 30, 2000. The inclusion of revenue from the operations of the recently acquired Mountain and Datatek, which are primarily contract placement operations, accounted for substantially all of this change. Permanent placement revenues comprised 40% of net service revenue for the nine months ended September 30, 2000. In the previous year period, permanent placement revenues comprised 53% of the net service revenue. As a percentage of net service revenue, net revenue derived from contract placements will continue to increase over the next several quarters due to the Company's strategic decision to focus its growth in contract placement through acquisitions.

Gross margin increased $5.0 million, or 46%, to $15.9 million for the nine months ended September 30, 2000 as compared to $10.9 million in the previous year period. As previously noted, revenue from contract placements continues to grow as a percentage of total net service revenue. As such, the Company

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


anticipates that the gross margin percentage will decline from the previous year's level. For the nine months ended September 30, 2000, as a percentage of net service revenue, the gross margin percentage amounted to 27%, down two percentage points as compared to the previous year period gross margin percentage of 29%.

Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, increased $3.4 million, or 41%, to $11.7 million for the nine months ended September 30, 2000, as compared to $8.3 million in the previous year period. The inclusion of the acquired operations of Mountain and Datatek accounted for nearly half of the absolute increase in SG&A. The remaining increase is due to increased revenue of the Company's existing business. SG&A as a percentage of net service revenue has declined two percentage points to 20% as compared to the previous year period of 22%. For the nine months ended September 30, 2000, depreciation and amortization expense amounted to $1.3 million as compared to $0.9 million in the previous year period. This increase was due largely to amortization expense related to the Company's acquisitions combined with increased depreciation on computer equipment purchased in association with the further automation of the Company's back office operations.

For the nine months ended September 30, 2000, the Company reported net interest expense of $0.4 million, primarily associated with borrowings on its line of credit and imputed interest on deferred payment obligations related to the Company's acquisitions of Texcel, Mountain and Datatek. Interest expense was $54,000 in the previous year period.

For the nine months ended September 30, 2000, net income from continuing operations amounted to $1.5 million, up 47% over the previous year period.

In December 1999, the Company implemented a plan whereby the Company would place its remaining training business assets of Train for sale. In connection with the plan to dispose of Train by June 30, 2000, the Company recorded a loss in December 1999, which included a provision of $0.2 million for estimated operating losses during the period subsequent to January 1, 2000. Train operating losses of $0.1 million for the nine months ended September 30, 2000 have been recorded against this reserve. The Company is currently in negotiations regarding the disposition of Train and it is anticipated that negotiations will be completed no later than year end. Due to management's decision to extend the decision date to dispose of Train, the Company determined that the remaining reserve was not sufficient and has recorded an additional reserve of $0.1 million for estimated losses and disposition costs to be incurred through December 31, 2000. Fiscal 1999 results of operations reflect treatment of the results of operations for this segment as discontinued operations. Losses from the operations of discontinued operations, net of income tax, amounted to $0.4 million for the nine months ended September 30, 1999.

As a result of the items discussed above, net income for the nine months ended September 30, 2000 amounted to $1.4 million, up $0.8 million over the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, net cash flow generated from operations amounted to $1.8 million. Additionally, the Company borrowed a net $4.1 million under the Company's line of credit facilities. The company used $5.5 million of its net proceeds as follows: (a) $4.3 million to fund current year acquisitions and to pay previously deferred purchase liabilities associated with prior years acquisitions, (b) $0.1 million to repurchase Company stock under the Company's stock repurchase program, (c) $0.8 million for capital expenditures for computer equipment and software associated with the upgrade of the Company's computer systems and further automation of the back office, and (d) $0.3 million advanced to related parties.

As a result of the above-mentioned transactions, working capital amounted to $8.6 million at September 30, 2000, as compared to $4.2 million at December 31, 1999.

As discussed more fully in the footnotes to the financial statements, in May 2000, the Company entered into a three year revolving line of credit agreement with the GE facility. This agreement permits borrowings of up to $15,000,000 based on availability criteria outlined in the agreement. At October 30, 2000, net borrowing availability under the credit facility was approximately $3,600,000, after

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (continued)


excluding the reserve for deferred payment obligations to be paid in the future. The Company believes that the GE facility will provide the Company with sufficient liquidity to fund its internal 2000 growth plans and operations for the foreseeable future. The Company's internal 2000 growth plans include the expansion and improvement of its applicant database and back office, and the expansion and opening of new profit centers in existing cities. Management expects these items to cost approximately $1,000,000 in fiscal 2000, of which approximately $817,000 has been spent through September 2000.

The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth and acquisitions.

Inflation has not had a significant effect on the Company's operating results.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the level of competition experienced by the Company; the Company's ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; the Company's ability to effectively implement an e-commerce strategy; those factors identified in the Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at September 30, 2000, on an annualized basis interest expense would increase by approximately $112,000 on the outstanding line of credit borrowings of $5.6 million at September 30, 2000.

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

Not Applicable.

ITEM 5.   OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits

          10.2    Employment Agreement, by and between the Company and
                  J. Michael Moore, effective June 15, 2000.

          10.21   Employment Agreement, by and between the Company and
                  M. Ted Dillard, effective June 15, 2000.

          10.22 Employment Agreement, by and between the Company and Anthony G. Schmeck, effective September 20, 1999.

          27*     Financial Data Schedule

          *       Filed herewith

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DIVERSIFIED CORPORATE RESOURCES, INC.
                                  Registrant


DATE: November 13, 2000             By:      /s/ J. Michael Moore
                                            ------------------------------
                                            J. Michael Moore
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)


DATE: November 13, 2000             By:     /s/ M. Ted Dillard
                                            ------------------------------
                                            M. Ted Dillard
                                            PRESIDENT AND SECRETARY


DATE:  November 13, 2000            By:     /s/ Anthony G. Schmeck
                                            ------------------------------
                                            Anthony G. Schmeck
                                            TREASURER AND CHIEF FINANCIAL
                                            OFFICER
                                           (Principal Financial Officer)