Form 10-K
period 2000-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2001-04-02
CIK 779226

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K

(MARK ONE)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001, was approximately $6,644,327, based on the closing sales price of the registrant's common stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and ten (10%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten (10%) beneficial owners are affiliates. As of March 26, 2001, 2,811,865 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrants' definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Diversified Corporate Resources, Inc. (the "Company") is an employment services firm providing professional and technical personnel on a permanent, contract and temporary placement basis, positioning itself as a single-source provider of staffing solutions to meet all the professional/technical/ administrative staffing needs of our clients. Our primary market focus is staffing services in the following disciplines:

     Information Technology
     Telecommunications
     Engineering / Technical
     Accounting / Finance
     Professional / Technical Sales
     Administrative / Human Resources

     The majority of our Company's revenue is generated from placements made in the information technology ("IT") and telecommunications markets. Our business strategy revolves around providing professional and technical personnel to clients throughout North America, and includes several Fortune 500 companies, which we service through strategically located regional offices. As of March 23, 2001, our Company had offices located in the following locations:

          Arizona                         Phoenix
          Colorado                        Denver
          Georgia                         Atlanta
          Idaho                           Meridian
          Illinois                        Chicago
          Maine                           Portland
          Missouri                        Kansas City and St. Louis
          New Jersey                      Newark
          North Carolina                  Raleigh
          Pennsylvania                    Philadelphia
          Tennessee                       Nashville
          Texas                           Dallas/Fort Worth, Houston and Austin
          Virginia                        Reston

INDUSTRY OVERVIEW

     Unemployment remained low in 2000, averaging 4.0% in the fourth quarter, according to the United States Department of Labor's Bureau of Labor Statistics. The December labor report indicated that supplementary staffing industry trends weakened closer to year-end in response to the slowing U.S. economy. According to the January 30, 2001 issue of the Staffing Industry Report, the general consensus among economists is that the economy will continue to slow, but labor will continue to be in short supply. With the continued rapid growth in technology, we expect the overall shortage of IT workers to persist, driving the long term need for staffing services such as those provided by our Company.

     The IT services industry has undergone and continues to undergo rapid evolution and growth. "IT" is a term that now encompasses not only computer and communications systems hardware, but also the personnel who design, manage and maintain those systems. Growth in the information technology services industry has been driven by the following factors:

     o Businesses' increasing reliance on information technology as a strategic tool;

     o Shifts to distributed computing as businesses move to client/server environments;

     o Integration of telecommunications products with businesses' computer systems; and,

     o    Increased growth in e-commerce and web-based business solutions;

     As businesses attempt to gain competitive advantage through technological advances, while also striving to keep rising employment costs in control, they are increasingly seeking employment services firms, like our Company, to provide information technology professionals, as well as engineering and technical professionals, for both their permanent and temporary staffing needs.

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

BUSINESS STRATEGY

     Our overall objective is to become a nationally recognized leader in permanent and contract specific personnel solutions for high-end niche employment markets through a network of offices to serve clients. The key elements of our business strategy are:

INCREASE MARKET SHARE AND REGIONAL EXPOSURE

     Our Company is in the process of furthering its national presence through the implementation of a regional growth strategy, which we intend to use to expand service offerings within each of our regional markets. Our recent regional expansions are summarized as follows:

     o    Fiscal 2000-Acquired Datatek Corporation located in Phoenix, Arizona

     o    Fiscal  2000-Opened  offices in Nashville,  Tennessee and Newark,  New
          Jersey

     o    Fiscal 1999-Acquired Mountain, Ltd., located in Portland, Maine

     o Fiscal 1998-Acquired Texcel, Inc. and Texcel Technical Services, Inc., located in Philadelphia, Pennsylvania

     o    Fiscal 1998-Opened offices in Denver, Colorado and Reston, Virginia

     Datatek Group Corporation ("Datatek") is primarily a contract placement firm providing consulting and staffing services for the health insurance industry with expertise in both the private and public sectors of the health insurance industry. Since 1992, the focus of Datatek or its predecessor has been on providing a wide variety of services including technical personnel support, consulting services and project management to its customer base.

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

     Texcel Services, Inc. ("Texcel") is engaged in both permanent and temporary placements of technical and professional specialists, primarily in information technology and engineering/technical disciplines. Texcel or its predecessor has been in business since 1985. Its market area is concentrated in Southeastern Pennsylvania, New Jersey and Delaware.

     Management Alliance Corporation ("Magic") and Information Systems Consulting Corporation ("ISCC") have been servicing clients in the Southeast and Midwest for the past twenty years.

     We believe that our growing regional exposure will permit us to better service those clients with geographically dispersed operations desiring a single-source provider to provide staffing services solutions. As we continue to grow and expand our business, we will continue to examine opportunities to acquire complementary employment services businesses in additional geographic markets.

PROVIDE AN "e-COMMERCE" INTERNET SOLUTION FOR OUR CLIENTS

     We are continuing to aggressively update our "e-COMMERCE" Internet based recruiting systems to provide our recruiters, and ultimately our customers, with the most time and cost efficient means of matching staffing needs with the proper resources. Through the use of our current front office systems and our national internal database, we continue to amass a significant resource database of current resumes. In addition, we are continuing to update our front office software to provide our professional staff of recruiters with faster and more accurate access to their resource database.

PROVIDE "SINGLE-SOURCE" SOLUTIONS FOR OUR CLIENTS

     We are committed to a long-term strategy of building and expanding our core disciplines of IT, engineering/technical, financial/accounting and professional/technical sales services by providing trained professionals in evolving areas within these disciplines. In addition, we believe that offering the full range of contract, permanent and temporary professional personnel through our national network of offices is as important as offering a variety of disciplines. We believe that by positioning ourselves as a single-source national provider of staffing services we will be able to quickly respond to changes in the market and, to a limited extent, fluctuations in the demand for staffing services.

FOCUS ON HIGHER MARGIN STAFFING SERVICES DISCIPLINES

     Our agencies serve their clients by delivering services across various disciplines, such as: IT, engineering/technical, financial/accounting and professional/technical sales, which generally provide higher margins. We plan to continue to build on our existing strengths by focusing management's time and resources on higher margin services in markets where the demand for our Company's services is strong. For example, in 2000, we opened offices in Nashville, Tennessee and Newark, New Jersey, which focus on the IT and engineering/technical disciplines.

RECRUIT AND RETAIN HIGHLY QUALIFIED MARKETABLE PROFESSIONALS

     Our Company recruits qualified applicants primarily through referrals from other applicants, newspaper and Internet advertising, our extensive applicant databases, job fairs, and various other media advertisements. In order to attract permanent, temporary and contract assignment candidates, our Company places emphasis upon its ability to provide attractive placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. The recruiting of skilled IT, telecommunications, engineering/technical, financial/accounting and professional/technical sales professionals is a central challenge for participants in the industry. Management believes that we have positioned ourselves to address this challenge in the future with an approach, which includes:

     o Aggressive direct marketing to targeted groups, including professional organizations and industry trade groups;

     o Building/enhancing its internal database system, intensifying the Company's ability to track and manage its applicant database;

     o Increased utilization of the World Wide Web, including advertising and web page development, to attract applicants, and scanning of existing web based resume job services; and,

     o Offering competitive wage and benefit packages.

     Our professional personnel qualifying procedures include interviewing, testing and reference checking. These procedures also enable us to categorize our professional personnel by preference for job location, hours and work environment. In order to attract high quality professional employees, we grant paid vacations, holidays and other benefits for contract and specialty/temporary employees who work a specified minimum number of hours.

CURRENT BUSINESS ACTIVITIES

     As previously noted, our Company operates as a single business segment providing solutions in the staffing services which can be categorized into functional lines of permanent placement and contract and specialty placement of professional personnel. Specified search parameters and goals generally characterize the permanent placement of professional personnel. The contract and specialty placement of IT and engineering/technical personnel is generally a more project specific business. IT and engineering/technical personnel undertake well-defined projects for time periods generally ranging from four weeks to a year or more.

Through our national network of offices we are able to provide placement services in the following selected core disciplines:

Information technology:..............   Services include systems design,
                                        programming and network analysis, as
                                        well as consulting, conversions,
                                        software development and information
                                        systems disaster control

Telecommunications:..................   A hybrid between information technology
                                        and engineering/technical, services
                                        include communications systems design,
                                        network analysis, internet
                                        infrastructure, cellular networks, and
                                        global positioning systems

Engineering/Technical:...............   Services include process engineering,
                                        industrial engineering and manufacturing services, as well as software design and maintenance and related information technology services. Technical areas serviced include environmental, construction, plastics, chemical, computer hardware, food and metals

Financial/Accounting:................   Services include financial management,
                                        accounting and analysis

Professional/Technical Sales:........   Services include technical sales,
                                        marketing and management personnel

     As a part of the placement process, our Company usually enters into written contracts with clients, specifying the fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees range from 15% to 35% of the first year's annual salary of the newly placed employee. In addition, we generally offer our clients a 30-day guarantee of permanent professional placements during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If we are unable to replace the employee, we will generally refund the client's fee, or a prorated portion thereof, depending upon the circumstances.

CONTRACT PLACEMENT AND SPECIALTY SERVICES

     Our Company's contract and specialty placement services are also within the information technology, telecommunications, and engineering/technical disciplines. Typically, the contract personnel we place provide services primarily in the following areas: project management, systems analysis, development and design, product implementation, systems migration and conversions, technical writing and support documentation, functional support, technological training, project planning, testing systems and network administration, hardware, and network and software evaluation services.

     Contract placements tend to be project specific and for periods ranging from one month to a year or more. In these instances, we usually enter into written contracts with the client. Services are then provided on a time and materials basis. Our Company provides individualized attention to each of our clients and develops and designs tailored service programs based on our clients' unique needs.

     Specialty/temporary services, offered as part of our single-source provider strategy, are provided in virtually all of our service disciplines. Generally, these are engagements of a shorter nature than those for contract placement. The services have grown out of demand, primarily from our permanent placement clients, for temporary employment needs, without incurring the associated costs of hiring, training, and providing employee benefits. In addition, temporary-to-permanent placement offers clients the opportunity to make more informed selections before committing to a permanent hire. Temporary staffing services opportunities may arise as a direct result of temporary increases in work volume, special projects, attrition, permanent hire pre-screening, and leaves of absence, among others.

     Specialty/temporary service orders are typically generated as a result of a referral from our existing permanent placement clients, in addition to our marketing efforts. The client outlines the particular staffing need and we, utilizing this information, select an appropriate individual from our database of available temporary personnel. Clients request specialty/temporary personnel for periods generally ranging from one day to several weeks. Clients are charged an hourly rate for temporary personnel and we generally offer them a guarantee period, during which we will refund the client's payment if the client notifies us that it was dissatisfied with the employee's performance, and we are unable to replace the employee. Substantially all specialty/temporary personnel assigned by our Company are Company employees and we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

DISCONTINUED OPERATIONS (TRAINING OPERATIONS HELD FOR SALE)

     In fiscal 1998, our Company initiated a strategy whereby it began to expand and improve the training of our applicant pool. This strategy was focused on the development of our wholly owned subsidiary Train International, Inc. ("Train"). Through Train, the Company offered a wide range of programs to applicants, clients and independent interested third parties on a fee basis. At December 31, 1999, we approved a plan to sell Train. Effective February 1, 2001, we sold the Train operations to a company owned by the former manager of Train. The sales price was in the form of a royalty of four and one-half percent of all training services performed by such company for three years following the closing of the sale. Our Company intends to continue to utilize the services of Train on an outsource basis.

     Also in December 1999, our Company sold all of the assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owners and managers of the GAPS operations. The sales price was in the form of a $200,000 promissory note, payable over a ten-year time period, and a royalty of four percent from the sale of our Company's proprietary GAPS software during the life expectancy of such product.

     As a result of the above, the results of operations for fiscal years 2000, 1999 and 1998 for Train and 1999 and 1998 for GAPS have been reflected as "Discontinued Operations."

CUSTOMERS

     We provide personnel and human resources solutions to several Fortune 500 companies and many of the nation's larger companies.

MARKETING

     Our Company's marketing efforts are largely implemented at the regional office level and are focused on higher margin employment markets. Historically, our staffing services marketing efforts have relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, on yellow pages and newspaper advertising, and direct mail. However, client visits have begun to play a more important role in our staffing services marketing efforts. To increase its contract placement services, we have actively sought "approved vendor" status with prospective clients. This process generally involves a rigorous review of our fitness to meet the staffing demands of prospective clients and, management believes, creates a marketing advantage for our Company.

COMPETITION

     It is our belief that the availability of qualified candidates, the quality of service, the scope of geographic service and the price of service are the principal elements of competition. Availability of qualified applicants is an especially important facet of competition. Because many candidates pursue other employment opportunities on a regular basis, it is important that our Company respond to market conditions affecting applicants. Although we believe that we compete favorably with respect to these factors, it is likely that competition will increase, and there can be no assurance that we will remain competitive.

     The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of our competitors possess substantially greater resources than our Company. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integration, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, ranging from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include Robert Half International, Computer Horizons, Inc. and Alternative Resources Corporation. Other firms that our Company competes with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staff, PLC, Comforce Corp., National Technical Systems, Inc., and National TechTeam, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitor(s). In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation, that also offer temporary staffing services. National and regional accounting firms also offer certain employment staffing services. Finally, we face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

     The accelerating development of the Internet is viewed by some to be a threat to the temporary staffing and executive search industry. We believe that while there are significant advantages to Internet recruiting, and that we must increase our use of the Internet to remain competitive, we do not expect that Internet recruiting will completely replace the traditional "brick and mortar" aspects of recruiting. In fact, we believe that one of the keys to our future success will be our ability to combine our recruiting experience with the benefits of high-traffic Internet sites. Accordingly, we are continuing to develop and implement our e-commerce strategy and we expect to initiate a program to further utilize the Internet in our recruiting and client servicing activities. However, there can be no assurances that we will be able to successfully enhance our Internet strategy.

REGULATION

     Most states require permanent placement firms to be licensed in order to conduct business. Such licenses may be revoked upon material noncompliance with state regulations. Any such revocations would have a materially adverse effect on our business. We believe that we are in substantial compliance with all such regulations and possess all licenses necessary to engage in the placement of permanent personnel in the jurisdictions in which we do business. Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel. We do not believe that such proposals, if enacted, would have a material adverse effect on our business.

EMPLOYEES

     In addition to the non-permanent and contract personnel from time to time employed by our Company for placement with clients, we had 488 full-time employees as of December 31, 2000. Of these employees, 374 were personnel consultants and office managers paid on a commission basis and 114 were administrative and executive salaried employees. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our Company and its wholly owned subsidiaries currently lease approximately 67,700 square feet in Dallas, Texas; the terms of such leases and its amendments range from four years to seven years. We also lease approximately 21,000 square feet in Houston, Texas; 5,200 square feet in Austin, Texas; 3,600 square feet in Kansas City, Missouri; 6,400 square feet in Atlanta, Georgia; 5,200 square feet in Chicago, Illinois; 11,500 square feet in Philadelphia, Pennsylvania; 6,500 square feet in Denver Colorado; 6,300 square feet in Raleigh, North Carolina; 3,500 square feet in Yarmouth, Maine; 1,800 square feet in Phoenix, Arizona; 1,800 square feet in Newark, New Jersey; and 1,500 square feet in Meridian, Idaho. Such leases generally range from three to seven years. The current cost of all of our office leases is approximately $2,400,000 per annum.

     We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In 1996, a lawsuit (the "Suit") was filed by Donald Ditto, Sr. and Ditto Properties Company (collectively, "Ditto") against DCRI LP No. 2, Inc. ("No. 2"), J. Michael Moore, individually, and USFG/DHRG LP No. 1 ("No. 1") (collectively, the Defendants"). Ditto alleged, among other things, that the Defendants fraudulently induced Ditto to sell 899,200 shares (the "Shares") of Common Stock to No. 2, and failed to perform under the related agreements. The Suit asked for injunctive relief and damages and also had sought to rescind the sale of the Shares to No. 2. However, summary judgment on the issue of rescission was granted in favor of the Defendants, and Ditto's rescission claim was dismissed.

     The Company's involvement in the Suit includes the following: (a) the Company was initially a party to the Suit as a garnishee but is no longer involved as a garnishee, (b) in 1997, the Company and No. 2 filed claims against Ditto alleging that Ditto damaged the Company and No. 2 by interfering with certain of the Company's business activities, and (c) in 2000, Ditto filed amended pleadings alleging that the Company, along with others, engaged in tortuous interference with the partnership agreement between Ditto and other partners of No. 1 and conspired with the Defendants in connection with certain of the claims that Ditto has made against the Defendants. Ditto's amended pleadings seek a declaratory judgment that the transfer of the Shares from No. 1 to Ditto prior to the sale to No. 2 was void (essentially seeking rescission) and allege that the Company is jointly and severally liable to Ditto for attorneys fees and costs in connection therewith pursuant to the Texas Declaratory Judgment Act. Alternatively, Ditto's amended pleadings seek damages against the Company and the Defendant on a joint and several lawsuit in the amount of 45% of the current value of the Shares, along with the recovery of attorneys fees and court costs in connection therewith.

     The Company has incurred legal expenses on its behalf and has advanced payments on behalf of the Defendants. The current arrangement between the Company and the Defendants, in connection with the Suit, is that the Company is responsible for the legal fees involving the Company, and the Defendants are responsible for their legal fees and for one-half of the legal fees incurred in pursuing the claims of both the Company and the Defendants against Ditto.

     The Company is involved in other pending or threatened litigation proceedings but management believes that such proceedings either involve matters which are not material in amount, or matters to which the Company has meritorious defense.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II


ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     Our Company's Common Stock has been traded on the American Stock Exchange under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in pink sheets under the symbol "HIRE". The following table sets forth the range of high and low sales prices for the Common Stock as reported on the American Stock Exchange.

                                                  2000                1999
                                                  ----                ----
                                             HIGH      LOW       HIGH      LOW
                                             ----      ---       ----      ---
Quarter Ended:
   March 31.............................    $3.750    $2.250    $6.875   $ 5.000
   June 30..............................     3.313     2.625     8.125     4.750
   September 30.........................     5.500     2.750     5.000     3.250
   December 31..........................     4.500     2.625     3.750     2.375

     On March 7, 2000, we issued 75,000 shares of our common stock to the shareholders of Datatek in connection with our acquisition of substantially all of the assets of Datatek. The issuance of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act. Datatek was a closely held company, and the Datatek acquisition was a privately negotiated transaction without any general solicitation or advertising in which Datatek and its shareholders were represented by counsel. The shareholders of Datatek who received our Company's Common Stock represented to our Company that they were all "sophisticated investors" who were acquiring Company Common Stock for investment and not with a view towards a public distribution under the Securities Act and they had access to all material information relating to our Company that they needed to make an informed decision with respect to the transaction, and acknowledged there would be restrictions on transfer of the shares of our Company's Common Stock received in the transaction.

     In November 2000, our Company entered into a contract for consulting and investor relation services. As part of the consideration for these services, our Company granted warrants to purchase 15,000 shares of our Company's Common Stock with an exercise price of $4.00 per share and an expiration date of October 31, 2005. The issuance of these warrants was not registered under the Securities Act. The contract referred to above was a privately negotiated transaction without solicitation or advertising with a service provider that was a "sophisticated investor" within the meaning of the Securities Act and who had access to all information concerning, our Company that it to make needed an informed decision with respect to the contract, including the warrants granted thereunder. The warrants referred to above bear a legend with respect to the restrictions on transfer of the warrants and the underlying shares of our Company's Stock to be acquired on execution of the warrants.

In 1999, our Company entered a contract with two individual consultants for consulting services in connection with our Company's acquisition program. As part of the consideration for these services, in 2000, our Company issued an aggregate of 26,662 shares of our Company's Common Stock to these consultants in connection with the acquisition of Datatek and the acquisition of Mountain. The issuance of these shares was not registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The consulting contract referred to above was a privately negotiated transaction without solicitation or advertising with consultants who are "sophisticated investors" within the meaning of the Securities Act and had access to all the information concerning our Company that it needed to make an informed decision with respect the consulting contract, our Company and the issuance of these shares. The certificates evidencing these shares bear a legend with respect to the securities restrictions on transfer.

     In 2000, we issued 5,816 shares of Common Stock to certain employees of our Company and its subsidiaries. These shares were issued as a discretionary stock award and not in lieu of compensation or an earned or mandatory bonus payment and, therefore, such issuance did not constitute a sale of securities under
Section 5 of the Securities Act.

     We had approximately 319 holders of record of Common Stock as of December 31, 2000. While we know that a number of beneficial owners of our Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

     We have not paid any cash dividends on our Common Stock since our inception. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of our Company, and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and Item 7-"Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     SELECTED FINANCIAL OPERATING RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2000 THROUGH 1996:

YEARS ENDED DECEMBER 31,                                                       2000(1)     1999(2)   1998(3)(4)   1997(5)    1996(5)
- ------------------------                                                       -------     -------   ----------   -------    -------
                                                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
Operating results:
   Net staffing service revenue ..........................................   $ 81,005    $ 53,644    $ 41,566    $ 33,812   $ 27,430
   Gross margin ..........................................................     20,910      14,951      12,544      10,133      7,755
   Income from continuing operations before income taxes and
      extraordinary item .................................................      2,983       2,222       3,224       2,480      1,764
   Income from continuing operations .....................................      1,793       1,368       2,055       2,603      1,539
   Loss from discontinued operations, net of income tax benefit...........        (81)     (1,305)       (477)         --         --
   Income before extraordinary item ......................................      1,712          63       1,578       2,603      1,539
   Extraordinary item, net of income taxes
                                                                                   --          --          --          57        246
                                                                             --------    --------    --------    --------   --------
   Net income ............................................................   $  1,712    $     63    $  1,578    $  2,660   $  1,785
                                                                             ========    ========    ========    ========   ========

Earnings per common share:
   Income from continuing operations before discontinued operations and extraordinary item:
      Basic ..............................................................   $   0.64    $   0.49    $   0.75    $   1.33   $   0.90
      Diluted ............................................................   $   0.64    $   0.49    $   0.72    $   1.25   $   0.87
   Loss from discontinued operations:
      Basic ..............................................................   $  (0.03)   $  (0.47)   $  (0.18)         --         --
      Diluted ............................................................   $  (0.03)   $  (0.47)   $  (0.17)         --         --
   Extraordinary item:
      Basic ..............................................................         --          --          --    $   0.03   $   0.15
      Diluted ............................................................         --          --          --    $   0.03   $   0.14
   Net income:
      Basic ..............................................................   $   0.61    $   0.02    $   0.57    $   1.36   $   1.05
      Diluted ............................................................   $   0.61    $   0.02    $   0.55    $   1.28   $   1.01
Weighted average common shares:
      Basic ..............................................................      2,791       2,760       2,752       1,951      1,702
      Diluted ............................................................      2,796       2,778       2,858       2,071      1,763

Financial Position:
   Working capital .......................................................   $  8,383    $  4,112    $  6,468    $  9,455   $     95
   Total assets ..........................................................     31,839      22,548      18,442      15,162      5,204
   Short-term debt and current maturities ................................      1,450       2,714         709           2        520
   Long-term debt ........................................................      7,855       1,591       1,203          66         68
   Stockholders' equity ..................................................     14,828      12,928      12,617      11,553      1,188

NOTES TO SELECTED FINANCIAL OPERATING RESULTS DATA:

1. Fiscal 2000 results include the results of Datatek as of March 7, 2000; the date the Company completed the acquisition.

2. Fiscal 1999 results include the results of Mountain Ltd. as of August 6, 1999; the date the Company completed the acquisition.

3. Fiscal 1998 results include the results of Texcel as of October 8, 1998; the date the Company completed the acquisition.

4. Fiscal Year 1998 Results of Operations have been reclassified for results of operations for Train and GAPS, which have been reported as Discontinued Operations as of December 31, 1999.

5. Income from continuing operations in fiscal years 1997 and 1996 has been favorably impacted by the change in valuation allowance for deferred tax assets related primarily to a net operating loss carryforward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SERVICE REVENUE SUMMARY:

                                                             YEAR ENDED DECEMBER 31,                  INCREASE
                                                             -----------------------                  --------
                                                        2000          1999          1998     2000 VS 1999  1999 VS 1998
                                                        ----          ----          ----     ------------  ------------
                                                                           (DOLLARS IN MILLIONS)
     Permanent placements .........................   $  31.5       $  26.8       $  22.5       $   4.7       $   4.3
     Contract and Specialty placements ............      49.5          26.8          19.1          22.7           7.7
                                                      -------       -------       -------       -------       -------
     Total staffing service revenue ...............   $  81.0       $  53.6       $  41.6       $  27.4       $  12.0
                                                      =======       =======       =======       =======       =======

2000 COMPARED WITH 1999

     For the year ended December 31, 2000, net staffing service revenue increased approximately $27.4 million, or 51%, to $81.0 million as compared to $53.6 million for the previous year. The acquisition of Mountain and Datatek accounted for 36% of the revenue growth while existing operations grew 15%. Specifically, $9.0 million of the increase resulted from the inclusion of revenue generated by Mountain, which was acquired in August 1999, through the anniversary date of the acquisition, an additional $10.4 million of revenue was generated by the operations of Datatek, which was acquired in March 2000 and existing operations increased $8.0 million.

     Contract and specialty placement revenue accounted for 61% of net service revenue for fiscal year 2000, as compared to 50% of the revenue for the previous year. The inclusion of revenue from the recently acquired Mountain and Datatek operations, which are primarily contract placement operations, accounted for substantially all of this change. Permanent placement revenues comprised 39% of net service revenue for fiscal year 2000, as compared to 50% of the revenue for the previous year. As a percentage of net service revenue, net revenue derived from contract placements will continue to increase, largely due to our strategic decision to focus our growth in contract placement through acquisitions.

     Gross margin increased as a result of the increase in staffing service revenue, total gross margin increased approximately $5.9 million, or 40%, to $20.9 million for fiscal year 2000 as compared to $15.0 million in the previous year. As a percentage of net staffing service revenue, the gross margin percentage for fiscal year 2000 was 26%, down two percentage points, as compared to the previous year. This decrease is largely due to the fact that a significantly larger percentage of fiscal year 2000 revenue was generated from contract placements, which have lower margins than permanent placements. As we continue to increase our contract customer base and contract revenue stream, we expect that the gross margin will gradually decline several percentage points.

     Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, increased $4.3 million, or 38%, to $15.6 million for fiscal 2000, as compared to $11.3 million in the previous year. Inclusion of operations of Mountain and Datatek accounted for half of the increase in SG&A. The remaining increase is due to increased revenue of our existing business. SG&A, as a percentage of net service revenue, declined two percentage points to 19%, as compared to the previous year period of 21%. For fiscal year 2000, depreciation and amortization expense amounted to $1.7 million as compared to $1.2 million in the previous year. This increase is attributable to recent acquisitions completed by our Company.

     For the year ended December 31, 2000, we reported net interest expense of $0.6 million, primarily associated with borrowings on our line of credit and interest on deferred payment obligations related to our Company's acquisitions of Texcel, Mountain and Datatek. Interest expense was $0.1 million in fiscal year 1999.

     Included in other expense for 1999 is the write off of $0.2 million of goodwill associated with the previously acquired operations of Carter Financial Services, Inc.

     For fiscal 2000, net income from continuing operations amounted to $1.8 million, an increase of $0.4 million from the previous year.

     Income tax expense from continuing operations was $1.2 million for fiscal 2000 compared to $0.9 million in the previous year. Our Company's effective tax rate has remained fairly consistent.

     Losses from the operations of discontinued operations and loss on disposal of discontinued operations, net of income tax benefits, amounted to $0.1 million in fiscal year 2000, as compared to $1.3 million in the previous year. In 1999 our Company approved a plan to sell our training operation. The sale was completed in February 2001.

     As a result of the items discussed above, net income for 2000 amounted to approximately $1.7 million, an increase of $1.6 million, as compared to the previous year.

1999 COMPARED WITH 1998

(FISCAL 1998 RESULTS HAVE BEEN RECLASSIFIED FOR THE EFFECTS OF DISCONTINUED OPERATIONS)

     For the year ended December 31, 1999, net staffing service revenue increased approximately $12.0 million, or 29%, to $53.6 million as compared to $41.6 million for the previous year. Substantially all of this increase was attributable to the acquisition of Mountain and Texcel as described below. Specifically, $7.0 million of the increase resulted from the inclusion of a full year of revenue generated by Texcel, which was acquired in October 1998, and an additional $5.2 million of revenue was generated by the operations of Mountain, which was acquired in August 1999. Revenue generated by the other operations of our staffing business was down slightly as compared to the previous year period, with increases in some regions being offset by reductions in other regions.

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

     As a result of the increase in staffing service revenue, total gross margin increased approximately $2.5 million, or 20%, to $15.0 million for fiscal year 1999 as compared to $12.5 million in the previous year. As a percentage of net staffing service revenue, the gross margin percentage for fiscal year 1999 was 28%, down two percentage points as compared to the previous year. This decrease is largely due to the fact that a larger percentage of fiscal 1999 period revenue was generated from contract placements, which have lower margins than permanent placements. For example, the gross margins of the recently acquired Mountain are approximately 17% versus the gross margins on permanent placements which approximate 30%. As we continue to increase our contract customer base and contract revenue stream, we expect that the gross margin will continue to gradually decline several percentage points.

     Selling, general and administrative expenses ("SG&A"), net of depreciation and amortization, increased $2.5 million, or 28%, to $11.3 million for fiscal 1999 as compared to $8.8 million in the previous year. A significant portion of the increase in SG&A was attributed to the inclusion of the operations of Texcel and Mountain. In addition, we also incurred increased costs associated with the development of back office support staff and computer systems upgrades, as well as additional costs associated with employee insurance escalation and increased rents. Management is continuing to evaluate these increased costs and intends to achieve synergies in fiscal year 2000 through consolidations and integration of back office functions of our recent acquisitions. For fiscal year 1999, depreciation and amortization expense amounted to $1.2 million as compared to $0.6 million in the previous year. This increase is attributable to recent acquisitions completed by our Company.

     In addition, for fiscal 1999, we reported net interest expense of $0.1 million, primarily associated with borrowings and deferred payment obligations related to our acquisitions of Texcel and Mountain. We reported interest income of $0.3 million in the previous year, which arose from the investment of the proceeds from our 1997 public offering.

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

     On December 31, 1999, we approved a plan to sell Train. Effective February 1, 2001, we sold the Train operation to a company owned by the former manager of Train. The sale price was in the form of royalty of four and one-half percent of all training services performed by such company for three years following the closing. Our Company intends to continue to utilize the services of Train on an outsourcing basis. In addition, in December 1999, we sold all of our assets of GAPS to the former owners and managers of the GAPS operations. The sales price was in the form of a $0.2 million promissory note, payable over a ten year time period, and a royalty of four percent from the sale of our Company's proprietary GAPS software during the life expectancy of such product. Accordingly, fiscal 1999 and 1998 results of operations reflect treatment of the results of operations of Train and GAPS as discontinued operations. Losses from the operations of discontinued operations, net of income tax benefits, amounted to $0.7 million in fiscal year 1999, as compared to $0.5 million in the previous year. Additionally, included in the fiscal year 1999 loss on disposal of discontinued operations is a $0.6 million provision, net of income tax benefit, for the estimated loss on disposal of Train and GAPS.

     As a result of the items discussed above, net income for 1999 amounted to approximately $63,000 down $1.5 million from the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, net cash flow generated from operations amounted to $1.2 million. In addition, we borrowed a net $5.2 million under our line of credit facility. Cash provided by operations and net borrowings were used as follows: (1) $1.3 million for principal payments under long-term debt obligations, (2) $3.9 million to finance acquisitions, (3) $0.1 million to repurchase Company stock, and (4) $1.0 million for capital expenditures for computer equipment associated with the upgrade of our computer systems and automation of the back office.

     As discussed more fully in the footnotes to the financial statements, in May 2000, we entered into a three-year revolving line of credit agreement with General Electric Capital Corporation. This agreement permits borrowings of up to $15,000,000 based on availability criteria outlined in the agreement. At March 26, 2001, net borrowing availability under the credit facility was approximately $2.7 million after excluding a reserve for a portion of deferred payment obligations to be paid in 2001.

     We are continually evaluating various financing strategies to be utilized in expanding our business and to fund future growth or acquisitions. Additionally, we expect that cash flow from operations and our line of credit agreement will provide adequate liquidity to fund our internal 2001 growth plans and operations for the foreseeable future.

     Inflation has not had a significant effect on our Company's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments as of December 31, 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB has any impact on our consolidated financial statements.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, projections or expectations of future financial or economic performance of our Company, and statements of our Company's plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange act") and involve a number of risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in our Company's markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our Company's ability to successfully integrate acquisitions or joint ventures with our Company's operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by our Company; our Company's ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; our Company's ability to effectively implement an e-commerce strategy; those factors identified in our Company's Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to our Company, or persons acting on its behalf, are expressly qualified by the Cautionary Disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at December 31, 2000, on an annualized basis interest expense would increase by approximately $132,000 on the outstanding line of credit borrowings of $6.6 million at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     See Item 14(a).

QUARTERLY RESULTS

     Our Company's quarterly operating results have varied in the past and can be expected to vary in the future. Fluctuations in operating results generally are caused by a number of factors, including changes in our services mix, the degree to which we encounter competition in our existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new services introduced by our Company or our competitors, and changes in prices for services offered by our Company or our competitors.

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

                                                                     THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------------------
                                       MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,
                                         1999        1999        1999        1999        2000        2000        2000        2000
                                         ----        ----        ----        ----        ----        ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net service revenues ...............   $ 11,678    $ 11,704    $ 14,360    $ 15,902    $ 17,569    $ 20,311    $ 21,604    $ 21,521
Cost of services ...................      8,194       8,433      10,234      11,832      12,542      15,125      15,922      16,506
                                       --------    --------    --------    --------    --------    --------    --------    --------

   Gross margin ....................      3,484       3,271       4,126       4,070       5,027       5,186       5,682       5,015
Selling, general and
   administrative expenses .........      2,655       2,943       3,601       3,290       4,158       4,165       4,681       4,296
Other income (expenses) ............         (6)         (8)        (40)       (186)        (59)       (187)       (157)       (224)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Income from continuing operations
   before income tax ...............        823         320         485         594         810         834         844         495
Income tax expense .................       (315)       (134)       (161)       (244)       (321)       (335)       (337)       (197)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Income from continuing operations ..        508         186         324         350         489         499         507         298
Loss from discontinued operations,
   net of tax benefit ..............       (125)       (136)       (139)       (905)         --          --         (81)         --
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss) ..................   $    383    $     50    $    185    $   (555)   $    489    $    499    $    426    $    298
                                       ========    ========    ========    ========    ========    ========    ========    ========

Basic earnings per share:
   From continuing operations ......   $   0.18    $   0.07    $   0.12    $   0.13    $   0.18    $   0.18    $   0.18    $   0.11
   Net income (loss) ...............       0.14        0.02        0.07       (0.20)       0.18        0.18        0.15        0.11
Diluted earnings per share:
   From continuing operations ......   $   0.18    $   0.07    $   0.12    $   0.13    $   0.18    $   0.18    $   0.18    $   0.11
   Net income (loss) ...............       0.14        0.02        0.07       (0.20)       0.18        0.18        0.15        0.11
Weighted average shares
   outstanding:
   Basic ...........................      2,756       2,732       2,772       2,781       2,739       2,786       2,819       2,819
   Diluted .........................      2,790       2,765       2,774       2,781       2,739       2,787       2,830       2,829

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information for these items is incorporated by reference to the definitive proxy statement to be filed by our Company with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the close of the fiscal year ended December 31, 2000.

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

          (iii) Exhibits

         Reference is made to the Index to Exhibits on pages 38 through 40 for a list of all exhibits filed as part of this report.

     (b)  Reports on Form 8-K

     On March 27, 2001 our Company filed with the Securities and Exchange Commission, a report on Form 8-K, with respect to the resignation of our Company's former President, M. Ted Dillard and the severance agreement between our Company and Mr. Dillard in connection therewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED CORPORATE RESOURCES, INC.
                               REGISTRANT

Date: March 30, 2001           By:               /s/ J. Michael Moore
                                                 --------------------
                                                   J. Michael Moore
                                               CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001           By:               /s/ J. Michael Moore
                                                 --------------------
                                                   J. Michael Moore
                                               CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)

Date: March 30, 2001           By:           /s/ Anthony G. Schmeck, Jr.
                                             ---------------------------
                                               Anthony G. Schmeck, Jr.
                                        Treasurer and Chief Financial Officer
                                          (PRINCIPAL FINANCIAL OFFICER AND
                                            PRINCIPAL ACCOUNTING OFFICER)

Date: March 30, 2001           By:            /s/ Deborah A. Farrington
                                              -------------------------
                                                Deborah A. Farrington
                                                       Director

Date: March 30, 2001           By:               /s/ Samuel E. Hunter
                                                 --------------------
                                                   Samuel E. Hunter
                                                       Director

Date: March 30, 2000           By:               /s/ A. Clinton Allen
                                                 --------------------
                                                   A. Clinton Allen
                                                       Director

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE NO.
                                                                        --------

Report of Independent Accountants......................................... 18

Consolidated Balance Sheets at December 31, 2000 and 1999................. 19

Consolidated Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998............................... 20

Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2000, 1999 and 1998................... 21

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998............................... 22

Notes to Consolidated Financial Statements................................ 23

Report of Independent Accountants on the Financial Statement Schedule..... 36

Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 31, 2000, 1999 and 1998......................... 37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2001

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                               DECEMBER 31,
                                                                                                      -----------------------------
                                                                                                          2000              1999
                                                                                                      ------------     ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents .....................................................................    $    498,952     $    847,171
   Trade accounts receivable, less allowance for doubtful accounts of approximately $1,318,000
      and $1,005,000, respectively ...............................................................      15,131,773        9,987,318
   Prepaid expenses and other current assets .....................................................         356,035          256,714
   Federal income taxes receivable ...............................................................         260,906          148,523
   Deferred income taxes .........................................................................         853,418          713,853
                                                                                                      ------------     ------------
      Total current assets .......................................................................      17,101,084       11,953,579
Property and equipment, net ......................................................................       3,575,722        3,342,524
Other assets:
   Intangibles, net ..............................................................................      10,491,850        6,882,809
   Receivables from related parties ..............................................................         445,377           75,263
   Other .........................................................................................         224,559          293,574
                                                                                                      ------------     ------------
                                                                                                      $ 31,838,592     $ 22,547,749
                                                                                                      ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable and accrued expenses ...................................................    $  7,269,022     $  5,128,069
   Short-term borrowing under line of credit .....................................................              --        1,480,000
   Current maturities of capital lease obligations ...............................................          78,370           13,413
   Current maturities of long-term debt ..........................................................       1,371,136        1,220,733
                                                                                                      ------------     ------------
      Total current liabilities ..................................................................       8,718,528        7,842,215
Deferred lease rents .............................................................................          45,629           93,528
Deferred income taxes ............................................................................         390,787           93,487
Borrowings under revolving credit agreement ......................................................       6,676,038               --
Capital lease obligations, net of current maturities .............................................         229,671               --
Long-term debt, net of current maturities ........................................................         949,448        1,590,757
                                                                                                      ------------     ------------
      Total liabilities ..........................................................................      17,010,101        9,619,987
                                                                                                      ------------     ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued ....................              --               --
   Common stock, $.10 par value; 10,000,000 shares authorized, 3,397,424 and 3,289,946 shares
      issued, respectively .......................................................................         339,743          328,995
   Additional paid-in capital ....................................................................      12,639,047       12,378,909
   Retained earnings .............................................................................       3,711,936        1,999,549
   Common stock held in treasury (578,594 and 549,594 shares, respectively), at cost .............      (1,623,846)      (1,541,302)
   Receivables from related parties ..............................................................        (238,389)        (238,389)
                                                                                                      ------------     ------------
      Total stockholders' equity .................................................................      14,828,491       12,927,762
                                                                                                      ------------     ------------
                                                                                                      $ 31,838,592     $ 22,547,749
                                                                                                      ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                       2000              1999               1998
                                                                                   ------------      ------------      ------------
Net service revenues:
   Permanent placement .......................................................     $ 31,531,204      $ 26,794,032      $ 22,463,649
   Contract placement and specialty services .................................       49,474,151        26,849,868        19,102,529
                                                                                   ------------      ------------      ------------
                                                                                     81,005,355        53,643,900        41,566,178
Cost of services .............................................................       60,095,124        38,692,929        29,022,379
                                                                                   ------------      ------------      ------------

Gross margin .................................................................       20,910,231        14,950,971        12,543,799
                                                                                   ------------      ------------      ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses ..............................       15,564,494        11,282,160         8,772,201
   Depreciation and amortization expense .....................................        1,736,439         1,206,692           616,941
                                                                                   ------------      ------------      ------------
                                                                                     17,300,933        12,488,852         9,389,142
                                                                                   ------------      ------------      ------------
Other income and (expense) items:
   Loss from joint venture operations ........................................               --                --          (223,362)
   Interest income (expense), net ............................................         (600,682)          (84,599)          283,773
   Other, net ................................................................          (25,877)         (155,048)            9,019
                                                                                   ------------      ------------      ------------
                                                                                       (626,559)         (239,647)           69,430
                                                                                   ------------      ------------      ------------

Income from continuing operations before income taxes and discontinued
   operations ................................................................        2,982,739         2,222,472         3,224,087
Income tax expense ...........................................................        1,189,352           854,881         1,169,239
                                                                                   ------------      ------------      ------------

Income from continuing operations before discontinued operations .............        1,793,387         1,367,591         2,054,848

Discontinued operations, net of income tax benefits:
   Loss from operations of discontinued training operations ..................               --          (700,079)         (476,983)
   Loss on disposal of discontinued training operations ......................          (81,000)         (604,699)               --
                                                                                   ------------      ------------      ------------
Net income ...................................................................     $  1,712,387      $     62,813      $  1,577,865
                                                                                   ============      ============      ============

Basic earnings per share:
   Income from continuing operations .........................................     $       0.64      $       0.49      $       0.75
   Loss from discontinued operations .........................................            (0.03)            (0.47)            (0.18)
                                                                                   ------------      ------------      ------------
      Net income .............................................................     $       0.61      $       0.02      $       0.57
                                                                                   ============      ============      ============

Weighted average common shares outstanding ...................................        2,790,579         2,760,371         2,752,154
                                                                                   ============      ============      ============

Diluted earnings per share:
   Income from continuing operations .........................................     $       0.64      $       0.49      $       0.72
   Loss from discontinued operations .........................................            (0.03)            (0.47)            (0.17)
                                                                                   ------------      ------------      ------------
      Net income .............................................................     $       0.61      $       0.02      $       0.55
                                                                                   ============      ============      ============

Weighted average common and common equivalent shares outstanding .............        2,796,315         2,777,606         2,857,577
                                                                                   ============      ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                        RECEIVABLES
                                                          ADDITIONAL                                       FROM
                                             COMMON        PAID-IN         RETAINED       TREASURY        RELATED
                                              STOCK        CAPITAL         EARNINGS         STOCK         PARTIES          TOTAL
                                          -----------    ------------    ------------   ------------    -----------    ------------
BALANCE, December 31, 1997                $   298,595    $ 11,080,504    $    358,871   $   (185,175)   $        --    $ 11,552,795
Advances to related parties ...........            --              --              --             --       (215,223)       (215,223)
Tax effect of stock options exercised .            --         105,545              --             --             --         105,545
Issuance of common stock ..............        19,150         741,850              --             --             --         761,000
Treasury stock purchase ...............            --              --              --     (1,164,690)            --      (1,164,690)
Net income ............................            --              --       1,577,865             --             --       1,577,865
                                          -----------    ------------    ------------   ------------    -----------    ------------

BALANCE, December 31, 1998 ............       317,745      11,927,899       1,936,736     (1,349,865)      (215,223)     12,617,292
Advances to related parties ...........            --              --              --             --        (23,166)        (23,166)
Tax effect of stock options exercised .            --          22,744              --             --             --          22,744
Issuance of common stock ..............        14,750         444,766              --             --             --         459,516
Treasury stock purchase ...............            --              --              --       (211,437)            --        (211,437)
Net income ............................            --              --          62,813             --             --          62,813
Retirement of treasury stock ..........        (3,500)        (16,500)             --         20,000             --              --
                                          -----------    ------------    ------------   ------------    -----------    ------------

BALANCE, December 31, 1999 ............       328,995      12,378,909       1,999,549     (1,541,302)      (238,389)     12,927,762
Issuance of common stock ..............        10,748         260,138              --             --             --         270,886
Treasury stock purchase ...............            --              --              --        (82,544)            --         (82,544)
Net income ............................            --              --       1,712,387             --             --       1,712,387
                                          -----------    ------------    ------------   ------------    -----------    ------------

BALANCE, December 31, 2000 ............   $   339,743    $ 12,639,047    $  3,711,936   $ (1,623,846)   $  (238,389)   $ 14,828,491
                                          ===========    ============    ============   ============    ===========    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                           2000            1999            1998
                                                                                       ------------    ------------    ------------
Cash flow from operating activities:
   Net income ......................................................................   $  1,712,387    $     62,813    $  1,577,865
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization ................................................      1,736,439       1,272,365         636,107
      Write off of intangible assets and other .....................................             --         156,320              --
      Loss from disposal of discontinued operations ................................         81,000         604,699              --
      Provision for allowances .....................................................        305,817         249,637         (38,531)
      Equity in loss of joint venture ..............................................             --              --         223,362
      Income tax effect of options exercised .......................................             --          22,744         105,545
      Deferred income taxes ........................................................        211,735         103,667         174,552
      Deferred lease rents .........................................................        (49,914)         34,006           6,391
      Accretion of interest on deferred payment obligations ........................        243,011         190,466          36,411
      Stock award compensation .....................................................         16,721              --              --
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable ..........................................................     (3,865,941)     (1,119,339)       (743,561)
      Federal income taxes receivable ..............................................       (112,383)         51,166         153,342
      Prepaid expenses and other current assets ....................................        (90,529)        (36,698)       (200,358)
      Other assets .................................................................        (99,032)       (154,075)             --
      Trade accounts payable and accrued expenses ..................................      1,098,181        (375,740)       (325,220)
                                                                                       ------------    ------------    ------------
        Cash provided by operating activities ......................................      1,187,492       1,062,031       1,605,905
                                                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Capital expenditures ............................................................       (996,419)     (1,213,480)     (1,845,902)
   Business acquisition costs, net of cash acquired ................................     (3,908,083)     (3,113,879)     (2,198,440)
   Other assets ....................................................................         (8,823)         (6,287)        (20,236)
   Loans and advances to related parties ...........................................       (370,197)        (77,058)       (256,510)
   Repayment from related parties ..................................................             83          31,385          10,305
   Net advances to joint venture ...................................................             --              --        (373,851)
                                                                                       ------------    ------------    ------------
        Cash used in investing activities ..........................................     (5,283,439)     (4,379,319)     (4,684,634)
                                                                                       ------------    ------------    ------------

Cash flows from financing activities:
   Issuance of common stock ........................................................             --         181,641         190,219
   Net repayments on line of credit ................................................     (1,480,000)             --              --
   Net short-term borrowings .......................................................             --       1,480,000              --
   Advances on long-term line of credit borrowings .................................     58,997,862              --              --
   Repayments of long-term line of credit borrowings ...............................    (52,321,824)             --              --
   Repurchase of treasury stock ....................................................        (82,544)       (211,437)     (1,075,159)
   Principal payments under long-term debt obligations .............................     (1,303,477)       (758,735)        (63,529)
   Principal payments under capital lease obligations ..............................        (62,289)             --              --
                                                                                       ------------    ------------    ------------
        Cash provided by (used in) financing activities ............................      3,747,728         691,469        (948,469)
                                                                                       ------------    ------------    ------------
   Change in cash and cash equivalents .............................................       (348,219)     (2,625,819)     (4,027,198)
   Cash and cash equivalents at beginning of year ..................................        847,171       3,472,990       7,500,188
                                                                                       ------------    ------------    ------------
        Cash and cash equivalents at end of year ...................................   $    498,952    $    847,171    $  3,472,990
                                                                                       ============    ============    ============
Supplemental cash flow information:
   Cash paid for interest ..........................................................   $    392,000    $     31,000    $     11,000
                                                                                       ============    ============    ============
   Cash paid for taxes .............................................................   $  1,003,000    $    322,000    $    538,000
                                                                                       ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we" or "us"). All inter-company accounts and transactions have been eliminated in consolidation.

     NATURE OF OPERATIONS

     Our Company is a Texas corporation and is engaged, through our subsidiaries, in the permanent, specialty and contract placement of personnel in various industries. We currently operate offices in the following locations:

          Arizona                      Phoenix
          Colorado                     Denver
          Georgia                      Atlanta
          Idaho                        Meridian
          Illinois                     Chicago
          Maine                        Portland
          Missouri                     Kansas City and St. Louis
          New Jersey                   Newark
          North Carolina               Raleigh
          Tennessee                    Nashville
          Pennsylvania                 Philadelphia
          Texas                        Dallas/Fort Worth, Houston and Austin
          Virginia                     Reston

     The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. Our Company's executive offices, located in Dallas, Texas, provide centralized training, payroll, final customer credit evaluation, customer invoicing and collection efforts, as well as certain other accounting and administrative services for our offices.

     REVENUE RECOGNITION AND COST OF SERVICES

     Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from specialty services and contract placements are recognized upon performance of services. Cost of services consists of expenses for commissions; direct wages paid to non-permanent personnel, and payroll taxes. Accounts receivable at December 31, 2000 and 1999 include approximately $459,000 and $585,000, respectively, of unbilled receivables that were billed in 2001 and 2000, respectively.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB has any impact on our consolidated financial statements.

     CASH AND CASH EQUIVALENTS

     Our Company considers all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2000 and 1999, our Company's financial instruments consisted of cash and cash equivalents, notes receivable from related parties, line of credit borrowings and long-term debt. We believe that the recorded values of cash and cash equivalents approximate fair value due to the short term nature of these instruments. We believe that the recorded values of notes receivable from related parties approximate fair value due to the value of the collateral for those receivables. We believe that the recorded value of the line

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of credit borrowings and long-term debt approximate fair value due to our Company's ability to obtain such borrowings at comparable interest rates.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets or the related lease terms, if applicable, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in the consolidated statement of operations. Maintenance and repair costs are charged to expense as incurred. The estimated useful life of each class of asset is 5 years.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising expenses amounted to approximately $707,000, $919,000 and $411,000, respectively.

     EARNINGS PER SHARE

     Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

     Following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted EPS:

                                                                                                    2000         1999         1998
                                                                                                 ---------    ---------    ---------
Basic .......................................................................................    2,790,579    2,760,371    2,752,154
Net effect of dilutive stock options ........................................................        5,736       17,235      105,423
                                                                                                 ---------    ---------    ---------
Diluted .....................................................................................    2,796,315    2,777,606    2,857,577
                                                                                                 =========    =========    =========

Options and warrants not considered because effects of inclusion would be anti-dilutive .....      576,757      185,090      127,590

     INCOME TAXES

     Our Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("FAS 109"). FAS 109 uses an asset and liability approach to account for income taxes, wherein, deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of our Company's assets and liabilities result in deferred tax assets, an evaluation of the profitability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding our Company's ability to recognize the benefits of the assets in future years. Our Company and its subsidiaries file a consolidated federal income tax return.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     INTANGIBLES

     Intangibles consist of covenants not to compete and goodwill (excess of purchase price over fair value of net assets acquired) arising from business combinations and are being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                                                 DECEMBER 31,
                                                                       --------------------------------
                                                                           2000                 1999
                                                                       -----------          -----------
     Computer equipment and software ...........................       $ 4,294,112          $ 3,071,644
     Equipment and furniture ...................................         1,659,888            1,814,910
     Leasehold improvements ....................................           411,891              386,589
                                                                       -----------          -----------
                                                                         6,365,891            5,273,143
     Less accumulated depreciation and amortization ............        (2,790,169)          (1,930,619)
                                                                       -----------          -----------
        Property and equipment, net ............................       $ 3,575,722          $ 3,342,524
                                                                       ===========          ===========

     Depreciation and amortization of property and equipment was approximately $1,196,000, $971,000 and $585,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of assets under capital leases in 2000, 1999 and 1998 was approximately $68,000, $39,000 and $31,000 and the unamortized balance was approximately $335,000 at December 31, 2000. These assets are included in equipment and furniture and computer equipment.

3. INTANGIBLES

     Intangibles consist of:

                                                                                      DECEMBER 31,
                                                                           --------------------------------
                                                          AMORTIZATION
                                                             PERIOD             2000               1999
                                                             ------             ----               ----
     Non-compete agreements ..........................     3-5 years       $    150,000       $    100,000
     Goodwill ........................................      20 years         11,197,004          7,097,269
                                                                           ------------       ------------
                                                                             11,347,004          7,197,269
     Accumulated amortization ........................                         (855,154)          (314,460)
                                                                           ------------       ------------
                                                                           $ 10,491,850       $  6,882,809
                                                                           ============       ============

     Amortization of intangibles was approximately $541,000, $301,000 and $51,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The cost assigned to the non-compete agreements is the amount stated in the purchase agreements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Trade accounts payable and accrued expenses consist of:

                                                                                           DECEMBER 31,
                                                                                   -----------------------------
                                                                                      2000                1999
                                                                                   ----------         ----------
     Trade accounts payable ...................................................    $  181,645         $  588,140
     Accrued expenses .........................................................       861,022            439,289
     Accrued compensation .....................................................     5,334,334          3,456,995
     Accrued payroll expense ..................................................       577,163            193,645
     Provision for loss on disposal of discontinued training operation ........       314,858            450,000
                                                                                   ----------         ----------
                                                                                   $7,269,022         $5,128,069
                                                                                   ==========         ==========

     Included in accrued compensation are accrued commissions, contractors' payroll and management bonuses.

5. LINE OF CREDIT AND LONG-TERM DEBT:

     On May 18, 2000, our Company entered into a three year revolving line of credit agreement with General Electric Capital Corporation (the "GE facility"). The agreement permits borrowings up to $15,000,000. Upon the closing of this facility, our Company borrowed $3,800,000 and repaid, in its entirety, the outstanding borrowings under our previous revolving credit facility. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which requires our Company to maintain tangible net worth of $3,000,000 and fixed charge coverage, as defined in the agreement, of 1 to 1 as of December 31, 2000 and to 1.1 to 1 each quarter thereafter. As of December 31, 2000, we were in compliance with all covenants associated with this credit facility. Outstanding balances bear interest at the bank's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 0.125%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 9.33% for the year ended December 31, 2000. The interest rate at December 31, 2000 was 9.5%. As of December 31, 2000, the amounts outstanding under the revolving line of credit amounted to $6,676,038 and our Company had approximately $2,100,000 of net borrowing availability at December 31, 2000.

     Long-term debt consists of:

                                                                                                            DECEMBER 31,
                                                                                                    ---------------------------
                                                                                                       2000              1999
                                                                                                    ----------       ----------
     Present value of minimum deferred payment obligations (discounted at 8%):
        Texcel acquisition ..................................................................       $  644,946       $1,273,371
        Datatek acquisition .................................................................          606,281               --
        Mountain acquisition ................................................................        1,069,357        1,538,119
                                                                                                    ----------       ----------
                                                                                                     2,320,584        2,811,490
     Less current maturities ................................................................        1,371,136        1,220,733
                                                                                                    ----------       ----------
        Total long-term debt ................................................................       $  949,448       $1,590,757
                                                                                                    ==========       ==========

Scheduled maturities of long-term debt as of December 31, 2000 are as follows:

     2001 ...................................................................................................        $1,371,136
     2002 ...................................................................................................           670,598
     2003 ...................................................................................................           144,869
     2004 ...................................................................................................           133,981
                                                                                                                     ----------
                                                                                                                     $2,320,584
                                                                                                                     ==========

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. BUSINESS ACQUISITIONS

     TEXCEL, INC. AND TEXCEL TECHNICAL SERVICES, INC.:

     On October 8, 1998, our Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The purchase price consisted of $1,800,000 in cash; 100,000 shares of our common stock valued at $4.8125 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and three annual deferred payments of $930,000, two of which were paid October 1, 1999 and 2000. The remaining payment is due October 1, 2001. The deferred payment due October 1, 2001 will be reduced up to $250,000 if certain levels of profitability are not maintained. Texcel is based in the Philadelphia area and is engaged in both permanent and temporary placements of technical and professional specialists, primarily in Pennsylvania, Delaware and New Jersey.

     The Texcel acquisition was accounted for under the purchase method. The results of Texcel are included in the statement of operations beginning October 1, 1998. The contingent portion of the deferred payments paid for 1999 and 2000 were $250,000 and $246,000, respectively, and were recorded as additions to goodwill.

     MOUNTAIN, LTD.:

     On August 6, 1999, our Company completed the acquisition of all of the outstanding stock of Mountain Ltd. ("Mountain"). The purchase price consisted of approximately $2,430,000 in cash; 75,000 shares of our common stock, valued at $3.705 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and three deferred payments of approximately $1,178,000 each, the first of which was paid September 30, 2000. The remaining payments are due October 1, 2001 and 2002, respectively. The deferred payments will be reduced up to 50% each if certain levels of profitability are not maintained. Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry

     The Mountain acquisition was accounted for under the purchase method. The results of Mountain are included in the statement of operations beginning August 6, 1999. The contingent deferred payments (approximately $589,000 each) are recorded as goodwill when earned. The contingent portion of the deferred payment for fiscal 2000 of approximately $589,000 was earned and was recorded as additional goodwill.

     During 2000, our Company issued 14,664 shares of our Common Stock at $2.50 per share as additional acquisition cost related to the Mountain acquisition.

     DATATEK CORPORATION:

     In March 2000, our Company completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3,000,000 in cash, which was paid at closing; 75,000 shares of our common stock valued at $2.50 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and four installment payments, payable on January 1 of each of the years 2001 through 2004, in the anticipated amount of $170,625 each; additionally, contingent payments will be payable on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek.

     Our Company incurred acquisition costs totaling $320,000 in connection with the acquisition, including the issuance of 11,998 shares of the Company's common stock at $2.50 per share. Following is a summary of the transaction:

     Costs:
                  Fair value of net assets acquired                $  829,356
                  Covenants not to compete                             50,000
                  Goodwill                                          3,227,824
                                                                   ----------
                       Total                                       $4,107,180
                                                                   ==========
     Source:
                  Cash and current liabilities assumed             $3,320,125
                  Present value of deferred payments                  569,560
                  Fair value of common stock issued                   217,495
                                                                   ----------
                       Total                                       $4,107,180
                                                                   ==========


             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. BUSINESS ACQUISITIONS (CONTINUED)

     The Datatek acquisition was accounted for under the purchase method. The results of Datatek are included in the statement of operations beginning March 6, 2000. The contingent payments, if any, will be recorded as goodwill when paid. The contingent payment due April 15, 2001 will be approximately $36,000.

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED):

     The following unaudited pro forma results of operations for 2000 have been prepared assuming the Datatek acquisition had taken place at the beginning of the period. The following unaudited pro forma results of operations for 1999 have been prepared assuming the Datatek acquisition and the 1999 acquisition of Mountain had taken place at the beginning of the period. The results of operations give effect to certain adjustments, including amortization of intangible assets, interest effects of the transaction, income taxes and the additional shares of common stock issued in the transaction. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which may occur in the future.

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                 2000                1999
                                                                                 ----                ----
     Net service revenues ..............................................      $83,053,347        $72,797,383
     Income from continuing operations before taxes ....................      $ 3,026,023        $ 2,799,905
     Income from continuing operations .................................      $ 1,819,355        $ 1,714,051
     Net income ........................................................      $ 1,738,355        $   409,273
     Basic and diluted earnings per share:
        Income from continuing operations ..............................      $      0.65        $      0.59
        Net income .....................................................      $      0.62        $      0.14

7.  STOCK BASED COMPENSATION

     Under provisions of our Company's 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 800,000 shares of our common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2000, 1999, and 1998 vest in varying amounts over periods ranging from three to five years.

     Effective December 9, 1998, a non-employee directors' option plan was approved. During the year ended December 31, 1999 our Company's three non-employee directors were granted options to purchase 15,000 shares each at $5.75, vesting quarterly in 1999, representing the then market value of the common stock. Under the plan, beginning January 1, 2000, each non-employee director will be granted options to purchase 12,500 shares on January 1 of each year they continue to serve. The options will be granted at the then market value of the common stock and will vest quarterly. The options granted on January 1, 2000 were granted at $2.875 per share. In connection with the implementation of this plan, all non-employee directors forfeited all of their existing options which had not vested as of December 31, 1998.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  STOCK BASED COMPENSATION (CONTINUED)

         Following is a summary of our stock option activity as of and for the years ended December 31, 2000, 1999 and 1998:

                                                              WEIGHTED       NUMBER OF
                                                               AVERAGE       SHARES OF
                                                              EXERCISE       UNDERLYING           RANGE OF
                                                                PRICE          OPTIONS        EXERCISE PRICES
                                                                -----          -------        ---------------
Outstanding at December 31, 1997......................          $6.28          495,500        $2.50 to $10.00

Exercisable at December 31, 1997......................           3.14          223,000         2.50 to  10.00

Granted...............................................          11.00          321,667         4.81 to  12.75
Exercised.............................................           3.06          (91,500)        2.50 to   4.00
Forfeited.............................................          10.54          (73,500)        5.00 to  12.75

Outstanding at December 31, 1998......................           6.30          652,167         2.50 to  12.75

Exercisable at December 31, 1998......................           5.93          214,000         2.50 to  12.75

Granted...............................................           4.58           48,000         3.00 to   5.88
Exercised.............................................           2.50          (72,500)        2.50 to   2.50
Forfeited.............................................           8.57          (79,000)        2.50 to  12.75

Outstanding at December 31, 1999......................           6.33          548,667         3.00 to  12.75

Exercisable at December 31, 1999......................           6.01          275,867         3.00 to  12.75

Granted...............................................           2.88           74,162         2.88 to   2.88
Exercised.............................................             --               --                     --
Forfeited.............................................           5.30          (39,500)        3.00 to   5.88

Outstanding at December 31, 2000......................           5.98          583,329         2.88 to  12.75

Exercisable at December 31, 2000......................           6.23          491,070         2.88 to  12.75

The following table summarizes information about stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             ------------------------------------------------        ---------------------------
                                                                     WEIGHTED
                                                WEIGHTED AVG.           AVG.                           WEIGHTED
                                NUMBER           REMAINING           EXERCISE           NUMBER      AVG. EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING    CONTR. LIFE IN YEARS       PRICE         OUTSTANDING        PRICE
- ------------------------     -----------    --------------------     --------        -----------    -------------
$ 2.88 to $ 5.88........       480,829              3.8                 $4.60           393,778         $4.70
$10.00 to $12.75........       102,500              2.4                $12.42            97,292        $12.40
                               -------                                                  -------
$ 2.88 to $12.75........       583,329              3.6                 $5.98           491,070         $6.23
                               =======                                                  =======

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  STOCK BASED COMPENSATION (CONTINUED)

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation for our Company's stock based compensation plans been determined consistent with SFAS 123, our net income would approximate the amounts below:

                                                 2000                        1999                        1998
                                                 ----                        ----                        ----
                                      AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                      -----------    ---------    -----------    ---------    -----------    ---------
SFAS 123 compensation cost            $       --    $  364,549    $       --    $  317,314    $       --    $  331,566
APB 25 compensation cost
Net income (loss) .................    1,712,387     1,347,838        62,813      (254,501)    1,577,865     1,246,299
Basic earnings per share:
   Income from continuing
      operations ..................   $     0.64    $     0.51    $     0.49    $     0.38    $     0.75    $     0.63
   Loss from discontinued
      operations ..................        (0.03)        (0.03)        (0.47)        (0.47)        (0.18)        (0.18)
   Net income .....................         0.61          0.48          0.02         (0.09)         0.57          0.45
Diluted earnings per share:
   Income from continuing
      operations ..................   $     0.64    $     0.51    $     0.49    $     0.38    $     0.72    $     0.62
   Loss from discontinued
      operations ..................        (0.03)        (0.03)        (0.47)        (0.47)        (0.17)        (0.18)
   Net income .....................         0.61          0.48          0.02         (0.09)         0.55          0.44

     The effects of applying SFAS 123 as disclosed above are not indicative of future amounts.

     The fair value of each stock option granted in 2000, 1999 and 1998 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2000         1999          1998
                                               ----         ----          ----
     Expected term.....................     4.0 years    5.0 years    4.02 years
     Expected dividend yield...........         0.00%        0.00%         0.00%
     Expected volatility...............        57.28%       55.32%        60.33%
     Risk-free interest rate...........         6.30%        5.33%         5.51%


     The weighted-average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $1.52, $2.53 and $5.71,
respectively.

     Our Company granted a total of 82,590 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with our public offering. These warrants are outstanding and exercisable as of December 31, 2000. The fair value of these stock warrants granted in 1997 was estimated on the date of grant to be approximately $161,000 using the Black-Scholes option- pricing model with the following assumptions: an expected term of 2.5 years; an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.

     In November 2000, our Company entered into a contract for consulting and investor relations. As part of the consideration for these services, our Company granted 15,000 stock warrants with an exercise price of $4.00 per share. These warrants are outstanding and exercisable as of December 31, 2000. The fair value of these warrants was estimated on the date of grant to be $21,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 57.28%; and a risk-free interest rate of 6.30%. If this contract has not been cancelled prior to the anniversary date in November of 2001 and 2002, our Company will grant an additional 15,000 stock warrants each year at an exercise price of $6.00 per share and $8.00 per share, respectively. All of these warrants expire five years from the date of grant.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  SHARE REPURCHASE PROGRAM

     In 2000, 1999 and 1998, pursuant to share repurchase programs authorized by the Board of Directors, as a result of market conditions, our Company reacquired 29,000, 102,913 and 237,700 shares, respectively at an aggregate cost of approximately $83,000, $211,000 and $1,165,000, respectively. As of March 23, 2001, there were approximately 151,000 additional shares authorized for repurchase.

9.  FEDERAL INCOME TAXES

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                                                DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                   2000              1999              1998
                                                                               -----------       -----------       -----------
       Tax provision at statutory rate for continuing operations ........      $ 1,043,957       $   777,862       $ 1,128,430
       Loss from discontinued operations ................................          (54,000)         (815,946)         (271,410)
       State income taxes, net of federal income tax benefits ...........          150,758            73,250            84,475
       Other ............................................................           (5,363)            3,769           (43,666)
                                                                               -----------       -----------       -----------
                                                                               $ 1,135,352       $    38,935       $   897,829
                                                                               ===========       ===========       ===========

     The allocation of income taxes (benefit) is:

       Continuing operations ............................................      $ 1,189,352       $   854,881       $ 1,169,239
       Discontinued operations ..........................................          (54,000)         (815,946)         (271,410)
                                                                               -----------       -----------       -----------
                                                                               $ 1,135,352       $    38,935       $   897,829
                                                                               ===========       ===========       ===========


       Current, continuing operations ...................................      $   977,617       $   751,214       $   994,687
       Deferred, continuing operations ..................................          211,735           103,667           174,552
                                                                               -----------       -----------       -----------
                                                                               $ 1,189,352       $   854,881       $ 1,169,239
                                                                               ===========       ===========       ===========

     Temporary differences which give rise to deferred tax assets and liabilities, at December 31, 2000 and 1999 are as follows:

                                                                             2000                            1999
                                                                  --------------------------       --------------------------
                                                                  DEFERRED      DEFERRED TAX       DEFERRED      DEFERRED TAX
                                                                  TAX ASSET      LIABILITIES       TAX ASSET     LIABILITIES
                                                                  ---------     ------------       ---------     ------------
Current:
   Net operating loss carryforward ...........................     $149,258        $     --        $163,312        $     --
   Reserves and accruals .....................................      704,160              --         550,541              --
                                                                   --------        --------        --------        --------
      Subtotal-current .......................................      853,418              --         713,853              --
                                                                   --------        --------        --------        --------
Non - current:
   Net operating loss carryforward ...........................           --              --         149,258              --
   Other basis differences principally related to
      property and equipment and intangibles .................           --         409,039              --         280,154
   Reserves and accruals .....................................       18,252              --          37,409              --
                                                                   --------        --------        --------        --------
      Subtotal non-current ...................................       18,252         409,039         186,667         280,154
                                                                   --------        --------        --------        --------
Total ........................................................     $871,670        $409,039        $900,520        $280,154
                                                                   ========        ========        ========        ========
Net current ..................................................     $853,418                        $713,853
                                                                   ========                        ========
Net non-current ..............................................                     $390,787                        $ 93,487
                                                                                   ========                        ========

Federal ......................................................     $765,398        $341,939        $652,764        $ 63,143

State ........................................................       88,020          48,848          61,089          30,344
                                                                   --------        --------        --------        --------
Net current ..................................................     $853,418                        $713,853
                                                                   ========                        ========
Net non-current ..............................................                     $390,787                        $ 93,487
                                                                                   ========                        ========

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  FEDERAL INCOME TAXES (CONTINUED)

     Our Company has a net operating loss carryforward of approximately $426,000 as of December 31, 2000, which, if unused, expires in 2006 through 2009. Additionally, due to a more than 50% change in ownership beginning with an April 1991 transaction, our net operating loss carryforward is subject to certain limitations pursuant to provisions of the Internal Revenue Code.

10. CONCENTRATION OF CREDIT RISK

     Our Company maintains cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

     Net service revenues from one customer represented approximately 13%, 12% and 14% of total staffing services revenues in 2000, 1999 and 1998, respectively.

11. RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, our Company paid various expenses on behalf of our Chairman and Chief Executive Officer, J. Michael Moore, ("Mr. Moore") or various entities that he controls in the amount of approximately $345,000, $72,000, and $77,000, respectively. Amounts advanced in fiscal 2000 and 1999 bear interest at prime plus 0.125%. The majority of these amounts are related to litigation associated with a lawsuit with Ditto Properties, Inc. The balance outstanding at December 31, 2000 of $444,000 was collateralized by a first lien on 25,000 shares and a subordinated lien position on 694,200 shares of our common stock held by Mr. Moore or various entities that he controls. The aggregate principle balance of the loans to Mr. Moore or various entities that he controls that are collateralized by the senior liens on those 694,200 shares was $1,786,000 at December 31, 2000. The 25,000 shares of our common stock are also pledged to our Company as collateral for a note purchase agreement with Compass Bank.

     Our Company and Mr. Moore have agreed to, among other things, that no additional uncollateralized advances to Mr. Moore will be made. Additionally, our Company and Mr. Moore have agreed to payment terms of the principle and interest due associated with such advances.

     On January 12, 1999, we entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which our Company agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 165,000 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to our Company an additional 50,000 shares (subsequently reduced to 25,000 shares) of the common stock to collateralize our Company under the terms of both the Agreement and the Related Agreement, (ii) pay our Company for entering into the Agreement by conveying to our Company 5,000 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by our Company. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by our Company. The aforementioned transactions have been approved by both the Board of Directors and the Audit Committee of the Board of Directors of our Company. In connection with the exercise of the options, our Company loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction. Such amounts are classified as receivable from related parties in our consolidated balance sheet and have been deducted from stockholders' equity.

     During 1998, we advanced Mr. Moore $20,000, which was evidenced by a note bearing interest at 8%. This note was repaid in 1999.

     More-O Corporation ("More-O"), of which Mr. Moore and Samuel E. Hunter, a director of our Company, are minority shareholders, paid us $20,000 and $15,000 for the sub-lease of office space in 2000 and 1999, respectively. More-O also paid Train-International approximately $2,000 for training services provided to certain of More-O's clients in 1999.

     On July 17, 1998, M. Ted Dillard ("Mr. Dillard"), our Company's President until March 14, 2001 (See Note 17, Subsequent Events), exercised options to purchase 84,000 shares of our Company's common stock for an aggregate purchase price of $257,250.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. RELATED PARTY TRANSACTIONS (CONTINUED)

The purchase price was paid with 7,500 shares (acquired in 1997) of our common stock valued at $89,500 (based upon the closing price of our common stock on July 16, 1998), and the remainder was paid in cash. In connection with this transaction we loaned Mr. Dillard approximately $149,000, which was subsequently reduced to approximately $90,000 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of our common stock and is due July 17, 2003. In addition, on October 12, 1998, our Board of Directors approved a loan to Mr. Dillard of approximately $125,000 (the "Company Loan"). The Company Loan bears interest at 8%, which interest is payable quarterly, is collateralized by 43,400 shares of our common stock and is due July 17, 2003. The Tax Loan and the Company loan are classified as receivables from related party in our consolidated balance sheet and have been deducted from stockholders' equity.

     Ms. Deborah Farrington, a non-employee director of our Company is paid a monthly fee of $4,000 pursuant to a consultant agreement with our Company. Pursuant to this agreement, Ms. Farrington is compensated for identifying potential acquisition candidates on behalf of our Company. During the years ended December 31, 2000, 1999 and 1998, Ms. Farrington was paid $48,000, $48,000 and $43,000, respectfully in connection with this agreement. Additionally, in connection with the acquisition of Texcel during 1998 we paid Ms. Farrington $50,000.

     Interest income from related parties amounted to approximately $18,000, $16,000, and $7,200 in fiscal 2000, 1999 and 1998, respectively.

12. EMPLOYEE BENEFIT PLAN

     In 1993, our Company implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 2000, 1999 and 1998 totaled approximately $119,000, $119,000, and $72,000, respectively. Beginning in January 1998 our Company's matching contributions are used to purchase our Company's common stock.

13. COMMITMENTS AND CONTINGENCIES

     Operating Leases

     Our Company rents office space under various operating leases. Certain of the leases have escalating rent payments. Our Company is liable for the future minimum lease payments for the periods subsequent to December 31, 2000 as follows:


     YEAR                                                            AMOUNT
     ----                                                            ------
     2001 ....................................................     $2,211,953
     2002 ....................................................      1,969,037
     2003 ....................................................        854,488
     2004 ....................................................         99,704
     2005 ....................................................         18,064
                                                                   ----------
     Total ...................................................     $5,153,246
                                                                   ==========


     Rent expense was approximately $2,368,000, $2,267,000 and $1,637,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 1996, a lawsuit (the "Suit") was filed by Donald Ditto, Sr. and Ditto Properties Company (collectively, "Ditto") against DCRI LP No. 2, Inc. ("No. 2"), J. Michael Moore, individually, and USFG/DHRG LP No. 1 ("No. 1") (collectively, the Defendants"). Ditto alleged, among other things, that the Defendants fraudulently induced Ditto to sell 899,200 shares (the "Shares") of Common Stock to No. 2, and failed to perform under the related agreements. The Suit asked for injunctive relief and damages and also had sought to rescind the sale of the Shares to No. 2. However, summary judgment on the issue of rescission was granted in favor of the Defendants, and Ditto's rescission claim was dismissed.

     The Company's involvement in the Suit includes the following: (a) the Company was initially a party to the Suit as a garnishee but is no longer involved as a garnishee, (b) in 1997, the Company and No. 2 filed claims against Ditto alleging that Ditto damaged the Company and No. 2 by interfering with certain of the Company's business activities, and (c) in 2000, Ditto filed

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

amended pleadings alleging that the Company, along with others, engaged in tortuous interference with the partnership agreement between Ditto and other partners of No. 1 and conspired with the Defendants in connection with certain of the claims that Ditto has made against the Defendants. Ditto's amended pleadings seek a declaratory judgment that the transfer of the Shares from No. 1 to Ditto prior to the sale to No. 2 was void (essentially seeking rescission) and allege that the Company is jointly and severally liable to Ditto for attorneys fees and costs in connection therewith pursuant to the Texas Declaratory Judgment Act. Alternatively, Ditto's amended pleadings seek damages against the Company and the Defendant on a joint and several lawsuit in the amount of 45% of the current value of the Shares, along with the recovery of attorneys fees and court costs in connection therewith.

     The Company has incurred legal expenses on its behalf and has advanced payments on behalf of the Defendants. The current arrangement between the Company and the Defendants, in connection with the Suit, is that the Company is responsible for the legal fees involving the Company, and the Defendants are responsible for their legal fees and for one-half of the legal fees incurred in pursuing the claims of both the Company and the Defendants against Ditto. As discussed in Note 11 "Related Party Transactions", our Company has a subordinated lien position on certain shares discussed above. In the event the courts rule against the Defendants, the value of the collateral supporting the amounts owed by Mr. Moore, to our Company, may be impaired.

     Our Company is also involved in certain other litigation and disputes not previously noted. With respect to the aforementioned matters, management believes the claims against us are without merit and has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.

14. JOINT VENTURE OPERATIONS

     During January 1995, we entered into a joint venture agreement with Carter Financial Services, Inc., ("CFSI") for the purpose of primarily providing personnel services to certain businesses requiring minority suppliers. We provided CFSI with substantially all of its personnel and contract labor on a subcontractor basis at cost. Laurie Moore, the wife of J. Michael Moore, the Chief Executive Officer and Chairman of the Board of the Company, owned 49% of CFSI. On August 15, 1996, the majority shareholder of CFSI purchased the 49% ownership interest of Ms. Moore, pursuant to a transaction which was made effective retroactive to January 1, 1995. Ms. Moore received no monetary gain on her investment in CFSI or on this transaction. Through December 31, 1998, we had a 49% ownership interest in the joint venture and were allocated 65% of the net income or loss resulting from the joint venture operations.

     Effective January 20, 1999, the joint venture was terminated and we acquired substantially all of the assets including an additional 35% income interest in the Atlanta and Chicago operations and assumed certain liabilities of the joint venture. No gain or loss was recognized on the termination.

     At December 31, 1999, our Company wrote off $156,000 of previously capitalized goodwill related to this joint venture. Such amounts have been reflected in other expenses in the consolidated statement of operations.

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

     In connection with the acquisition of Alliance Training Centers in 1998, our Company incurred deferred payment obligations totaling $75,000, the present value of which was approximately $67,000. Additionally, we assumed certain capital lease obligations for the lease of computer equipment with a gross commitment of approximately $110,000, the present value of which were approximately $101,000.

     In connection with a partial cashless exercise of stock options on July 17, 1998, our Company received 7,500 shares of its common stock valued at $89,500.

     In connection with the Texcel acquisition in 1998, our Company incurred deferred payment obligations of $2,040,000, the present value of which was approximately $1,752,000, and issued 100,000 shares of common stock valued at $481,250.

     In connection with the Mountain acquisition in 1999, our Company incurred deferred payment obligations of $1,770,000, the present value of which was approximately $1,481,000, and issued 75,000 shares of common stock valued at $278,000.

         In connection with the Datatek acquisition in 2000, our Company incurred deferred payment obligations of $683,000, the present value of which was approximately $570,000 and issued 75,000 shares of common stock valued at $187,500.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

     In 2000, our Company incurred capital lease obligations totaling approximately $355,000 to finance the purchase of computer equipment.

     Additionally, in 2000, our Company issued 26,662 shares of common stock valued at $66,645 as acquisition costs related to the Mountain and Datatek acquisitions

16. DISCONTINUED OPERATIONS

     In December 1999, our Company sold all of the assets of the Geier Assessment and Performance Systems, Inc. (GAPS) to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of our employees, and clients' employees. The sales price was in the form of a $200,000 promissory note, payable over a ten year time period, and a royalty of four percent from the sale of certain GAPS proprietary software. We recognized a loss on disposal of $394,000 (before income tax benefits of $152,000), including an allowance for the full amount of the promissory note, on the sale of GAPS in December 1999.

     On December 31, 1999, our Company's Board of Directors approved a plan whereby we would place our remaining training business assets (Train) for sale. Train has historically provided information technology training to our clients' employees and our applicant pool on a fee basis. In connection with the plan to dispose of Train, our Company recorded, in 1999, a loss of $589,000 (before income tax benefits of $226,000), which included a provision for estimated operating losses through the date of disposal. In 2000, we recorded an additional loss of $135,000 (before income tax benefits of $54,000) for additional estimated losses. The loss before income taxes for the year ended December 31, 2000 of approximately $287,000 was recorded against these estimated loss reserves.

     Effective February 1, 2001, our Company sold the operations of Train to a company owned by the former manager of Train. The sale price is in the form of a royalty of four and one-half percent of all training services performed by such company for three years following the close. No gain or loss was recognized on the sale.

     The results of operations and remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations and are summarized below:

     Results of operations for discontinued operations are as follows:

                                                                    2000            1999
                                                                    ----            ----
     Net service revenue ..................................    $ 1,869,260      $ 1,498,945
     Cost of sales ........................................      1,571,271        1,295,113
                                                               -----------      -----------
        Gross margin ......................................        297,989          203,832
     Selling, general and administrative expenses .........        559,227        1,327,589
     Other income and (expenses) ..........................        (26,210)         (13,944)
                                                               -----------      -----------
     Loss before income taxes .............................       (287,448)      (1,137,701)
     Income tax benefit ...................................        106,146          437,622
                                                               -----------      -----------
     Net loss .............................................    $  (181,302)     $  (700,079)
                                                               ===========      ===========
     Accounts receivable and other ........................    $   319,000      $   260,000
                                                               ===========      ===========
     Accounts payable and accrued expenses ................    $   140,000      $   241,000
                                                               ===========      ===========

17. SUBSEQUENT EVENTS.

     On March 14, 2001, upon the resignation of our President, Mr. Dillard, our Company and Mr. Dillard entered into a Severance Agreement and Mutual Release ("Severance Agreement"). The Severance Agreement, among other things, calls for:
a) severance to Mr. Dillard of $210,000 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; b) accelerated vesting of options to purchase 5,556 shares of our Company's Common Stock that were due to vest on March 31, 2001; c) extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and d) extension of the maturity date of the Company Loan from October 12, 2001 until July 17, 2003. The total cost to our company of the Severance Agreement is approximately $250,000 and will be expensed in the first quarter of 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Diversified Corporate Resources, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 30, 2001, appearing in the 2000 Annual Report on Form 10-K of Diversified Corporate Resources, Inc., also included an audit of the financial statement schedule listed in the accompanying index. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2001

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED
             DECEMBER 31, 2000, 1999 AND 1998

                                                                               BALANCE     PROVISIONS
                                                                 BALANCE AT   ACQUIRED      CHARGED     PROVISIONS
                                                                 BEGINNING     THROUGH     TO COSTS &   CHARGED TO
                                                                 OF PERIOD   ACQUISITIONS   EXPENSES    REVENUES (1)  DEDUCTIONS
                                                                 ---------   ------------   --------    ------------  ----------
For the Year Ended December 31, 1998:
   Trade accounts receivable allowances ......................   $  536,000   $  236,000   $  111,000   $2,390,000   $2,539,000

For the Year Ended December 31, 1999:
   Trade accounts receivable allowances ......................   $  734,000   $   21,000   $  333,000   $3,131,000   $3,214,000
   Reserve for estimated losses from discontinued operations .   $       --   $       --   $  450,000   $       --   $       --

For the Year Ended December 31, 2000:
   Trade accounts receivable allowances ......................   $1,005,000   $    8,000   $  567,000   $3,930,000   $4,192,000
   Reserve for estimated losses from discontinued operations .   $  450,000   $       --   $  135,000   $       --   $  270,000

                                                                   BALANCE AT
                                                                  END OF PERIOD
                                                                  -------------
        For the Year Ended December 31, 1998:
   Trade accounts receivable allowances ......................    $  734,000

For the Year Ended December 31, 1999:
   Trade accounts receivable allowances ......................    $1,005,000
   Reserve for estimated losses from discontinued operations .    $  450,000

For the Year Ended December 31, 2000:
   Trade accounts receivable allowances ......................    $1,318,000
   Reserve for estimated losses from discontinued operations .    $  315,000

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

                                INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION
NUMBER
- -------   -----------
2.1      Asset Purchase Agreement, dated as of October 7, 1998, between our
         Company, DCRI Acquisition Corporation, Texcel, Inc., Texcel Technical
         Services, Inc., Thomas W. Rinaldi, Gary E. Kane, Paul J. Cornely and
         Deborah A. Jan Francisco; (schedules have been omitted pursuant to
         Regulation S-K 601(b)(2)). (Incorporated by reference to Exhibit 2.1 of our Company's Form 8-K filed on October 21, 1998.)

2.2 Purchase Agreement, by and between our Company and the Shareholders of MOUNTAIN, LTD.(TM)(The schedules have been omitted pursuant to Regulation S-K 601(b) (2). (Incorporated by reference from Exhibit 10.3 to our Company's Form 10Q filed on August 16, 1999)

2.3      Purchase Agreement, dated as of March 6, 2000, by and among Diversified
         Corporate Resources, Inc., Datatek Consulting Group Corporation,
         Datatek Corporation, Julia L. Wesley and Michael P. Connolly. (The
         Schedules have been omitted pursuant to Regulation S-K 601 (b)(2).
         (Incorporated by reference from Exhibit 2.1 to our Company's Form 8K filed on March 7, 2000)

2.4 Asset Purchase Agreement, dated as of February 1, 2001, by and among our Company, Train International, Inc., JCAP, Inc. and Christine L.
         Ploof. (The schedules have been omitted pursuant to Regulation S-K
         601(b)(2))*

3.1 Articles of Incorporation of our Company as amended (Incorporated by reference from Exhibit 3(a) to our Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.2 Bylaws of our Company (Incorporated by reference from Exhibit 3(b) to our Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.3      Amendment No. 1 to Bylaws of our Company (Incorporated by reference to
         Exhibit 3.4 of our Company's Form 10Q filed on May 15, 1998)

3.4      Amendment No. 2 to Bylaws of our Company (Incorporated by reference to
         Exhibit 3.1 of our Company's Form 10Q filed on November 16, 1998)

3.5      Amendment No. 3 to Bylaws of our Company (Incorporated by reference to
         Exhibit 3.4 of our Company's Form 10K filed on March 30, 1999)

3.6      Amendment No. 4 to Bylaws of our Company*

4.1      Form of Certificate of Designation for Designating Series A Junior
         Participating Preferred Stock, $.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of our Company's Form 8-K filed on May 8, 1998)

4.2      Rights Agreement, dated as of May 1, 1998, between our Company and
         Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred
         Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior
         Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of our Company's Form 8-K filed on May 8, 1998)

4.3      Form of Common Stock Warrant (Incorporated by reference from Exhibit
         1.2 to our Company's Amendment No. 1 to our Company's Registration
         Statement on Form S-1 (Reg. No. 333-31825))

4.4      Amended and Restated 1996 Nonqualified Stock Option Plan of our
         Company, effective as of December 28, 1996 (Incorporated by reference from Exhibit 10(z)(21) to our Company's Form 10-K for the year ended
         December 31, 1996)

4.5      Amendment No. 1 to our Company's Amended and Restated 1996 Nonqualified
         Stock Option Plan (Incorporated by reference to Exhibit 10.5 of our
         Company's Form 10Q filed on May 15, 1998)+

4.6      1998 Nonqualified Stock Option Plan, effective as of January 1, 1998
         (Incorporated by reference to Exhibit 10.14 of our Company's Form 10Q filed on May 15, 1998)+

4.7      1998 Non-employee Director Stock Option Plan, effective as of December
         9, 1998 (Incorporated by reference to Exhibit 4.7 of our Company's Form
         10K filed on March 30, 1999)+

4.8      First Amendment to Rights Agreement (Incorporated by reference from
         Exhibit 10.5 to our Company's Form 10Q filed on August 16, 1999)

10.1 Stock Option Agreement between our Company and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.2     Stock Option Agreement between our Company and M. Ted Dillard, executed
         May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our
         Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.3 First Amendment to Amended and Restated Stock Option Agreement between our Company and J. Michael Moore effective September 30, 1998
         (Incorporated by reference to Exhibit 10.4 of our Company's Form 10K filed on March 30, 1999)+

10.4 First Amendment to Amended and Restated Stock Option Agreement between our Company and M. Ted Dillard effective September 30, 1998
         (Incorporated by reference to Exhibit 10.5 of our Company's Form 10K filed on March 30, 1999)+

10.5 Stock Option Agreement between our Company and J. Michael Moore effective as of April 29, 1998 (Incorporated by reference to Exhibit
         10.6 of our Company's Form 10K filed on March 30, 1999)+



10.6 Stock Option Agreement between our Company and M. Ted Dillard effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.7 of our Company's Form 10K filed on March 30, 1999)+

10.7     Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael
         Moore effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.9 of our Company's Form 10K filed on March 30, 1999)++

10.8     Amendment to Stock Option Agreement (Pricing Amendment) for M. Ted
         Dillard effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.10 of our Company's Form 10K filed on March 30, 1999)+

10.9 Stock Option Agreement between our Company and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Company's Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.10    First Amendment to Stock Option Agreement between our Company and
         Samuel E. Hunter, effective March 20, 1998 (Incorporated by reference to Exhibit 10.13 of our Company's Form 10Q filed on May 15, 1998)+

10.11 Stock Option Agreement between our Company and Deborah A. Farrington, effective November 13, 1997 (Incorporated by reference to Exhibit 10.12 of our Company's Form 10Q filed on May 15, 1998)+

10.12    Stock Option Agreement (1998) Re: Hunter between our Company and Samuel
         E. Hunter effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.16 of our Company's Form 10K filed on March 30, 1999)+

10.13    Stock Option Agreement (1998) Re: Farrington between our Company and
         Deborah A. Farrington effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.17 of our Company's Form 10K filed on March 30,
         1999)+

10.14    Stock Option Agreement (1998) Re: Allen between our Company and A.
         Clinton Allen effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.18 of our Company's Form 10K filed on March 30, 1999)+

10.15    Partial Option Termination Agreement Re: Hunter between our Company and
         Samuel E. Hunter effective December 9, 1998 (Incorporated by reference to Exhibit 10.19 of our Company's Form 10K filed on March 30, 1999)+

10.16 Partial Option Termination Agreement Re: Farrington between our Company and Deborah A. Farrington effective December 9, 1998 (Incorporated by reference to Exhibit 10.20 of our Company's Form 10K filed on March 30,
         1999)+

10.17    Partial Option Termination Agreement Re: Allen between our Company and
         A. Clinton Allen effective December 9, 1998 (Incorporated by reference to Exhibit 10.21 of our Company's Form 10K filed on March 30, 1999)+

10.18    Directors Option Agreement Re: Hunter between our Company and Samuel E.
         Hunter effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.22 of our Company's Form 10K filed on March 30, 1999)+

10.19    Directors Option Agreement Re: Farrington between our Company and
         Deborah A. Farrington effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.23 of our Company's Form 10K filed on March 30,
         1999)+

10.20    Directors Option Agreement Re: Allen between our Company and A. Clinton
         Allen effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.24 of our Company's Form 10K filed on March 30, 1999)+

10.21 Form of Stock Option granted to certain employees of our Company, effective November 13, 1997 (Incorporated by reference to Exhibit 10.10 of our Company's Form 10Q filed on May 15, 1998)+

10.22 Form of Stock Option Agreements, dated as of October 8, 1998, between our Company and certain non-shareholder employees of DCRI Acquisition
         Corporation (Incorporated by reference to Exhibit 10.2 of our Company's
         Form 8-K filed on October 21, 1998)+

10.23    Employment Contract between our Company and J. Michael Moore, effective
         June 15, 2000 (Incorporated by reference from Exhibit 10.2 to our
         Company's Form 10-Q for the quarter ended September 30, 2000)+

10.24    Employment Contract between our Company and M. Ted Dillard, effective
         June 15, 2000 (Incorporated by reference from Exhibit 10.21 to our
         Company's Form 10-Q for the quarter ended September 30, 2000)+

10.25 Employment Agreement entered into effective as of September 20, 1999 between our Company and Anthony G. Schmeck (Incorporated by reference to Exhibit 10.22 of our Company's Form 10Q filed on November 13, 2000)+

10.26    Standard Form Office Lease between Zell/Merrill Lynch Real Estate
         Opportunity Partners Limited and Lafarge Corporation dated February 26,
         1993 (Incorporated by reference from Exhibit 10.17 to our Company's
         Amendment No. 1 to our Company's Registration Statement on Form S-1
         (Reg. No. 333-31825))

10.27    First Amendment to the Office Lease between Zell/Merrill Lynch Real
         Estate Opportunity Partners Limited and Lafarge Corporation dated
         February 20, 1995 (Incorporated by reference from Exhibit 10.18 to our
         Company's Amendment No. 1 to our Company's Registration Statement on
         Form S-1 (Reg. No. 333-31825))

10.28    Second Amendment to the Office Lease between Zell/Merrill Lynch Real
         Estate Opportunity Partners Limited and Lafarge Corporation dated
         February 22, 1995 (Incorporated by reference from Exhibit 10.19 to our
         Company's Amendment No. 1 to our Company's Registration Statement on
         Form S-1 (Reg. No. 333-31825))

10.29    Third Amendment to the Office Lease between Zell/Merrill Lynch Real
         Estate Opportunity Partners Limited and Lafarge Corporation dated
         November 3, 1995 (Incorporated by reference from Exhibit 10.20 to our
         Company's Amendment No. 1 to our Company's Registration Statement on
         Form S-1 (Reg. No. 333-31825))

10.30    Fourth Amendment to the Office Lease between Zell/Merrill Lynch Real
         Estate Opportunity Partners Limited and Lafarge Corporation dated
         October 24, 1996 (Incorporated by reference from Exhibit 10.21 to our
         Company's Amendment No. 1 to our Company's Registration Statement on
         Form S-1 (Reg. No. 333-31825))

10.31    Fifth Amendment to the Office Lease between Zell/Merrill Lynch Real
         Estate Opportunity Partners Limited and Lafarge Corporation dated
         January 7, 1997 (Incorporated by reference from Exhibit 10.22 to our
         Company's Amendment No. 1 to our Company's Registration Statement on
         Form S-1 (Reg. No. 333-31825))

10.32    Note Receivable dated June 22, 1998, between our Company and J. Michael
         Moore (Incorporated by reference to Exhibit 10.2 of our Company's Form
         10Q filed on August 13, 1998)



10.33    Note Receivable effective July 17, 1998, between our Company and M. Ted
         Dillard (Incorporated by reference to Exhibit 10.3 of the Company's
         Form 10Q filed on November 16, 1998)

10.34    Note Receivable effective July 17, 1998, between our Company and M. Ted
         Dillard (Incorporated by reference to Exhibit 10.4 of our Company's
         Form 10Q filed on November 16, 1998)

10.35    Security Agreement effective July 17, 1998, between our Company and M.
         Ted Dillard (Incorporated by reference to Exhibit 10.5 of our Company's
         Form 10Q filed on November 16, 1998)

10.36    Security Agreement effective October 12, 1998, between our Company and
         M. Ted Dillard (Incorporated by reference to Exhibit 10.6 of our
         Company's Form 10Q filed on November 16, 1998)

10.37    Consulting Agreement effective May 12, 1998 between our Company and
         Deborah A. Farrington (Incorporated by reference to exhibit 10.7 of our Company's Form 10Q filed on November 16, 1998)

10.38    Note Purchase Agreement dated as of January 12, 1999 among our Company,
         Compass Bank and DCRI LP No. 2 Inc. (Incorporated by reference to
         Exhibit 10.1 of our Company's Form 8-K filed on January 28, 1999)

10.39    Pledge Agreement dated as of January 12, 1999 between Compass Bank and
         DCRI LP No. 2, Inc. (Incorporated by reference to Exhibit 10.2 of our
         Company's Form 8-K filed on January 28, 1999)

10.40    Bank Transaction Agreement dated as of January 12, 1999 among our
         Company, DCRI LP No. 2, Inc. and J. Michael Moore (Incorporated by reference to Exhibit 10.3 of our Company's Form 8-K filed on January
         28, 1999)

10.41    Loan and Security Agreement, by and between Management Alliance
         Corporation, Information Systems Consulting Corporation, Datatek
         Consulting Group Corporation, Texcel Services Inc. and Mountain Ltd.
         and General Electric Capital Corporation (Incorporated by reference from Exhibit 10.1 to our Company's Form 10Q filed on August 10, 2000).

10.42    Severance and Mutual Release, by and between our Company and M. Ted
         Dillard (Incorporated by reference to Exhibit 10.1 of our Company's
         Form 8-K filed on March 27, 2001)+

10.43 Security Agreement effective September 18, 2000, between our Company and J. Michael Moore*

10.44 Amendment No. 1 to Security Agreement effective March 30, 2001, between our Company, J. Michael Moore and DCRI L.P. No. 2, Inc.*

10.45    Agreement effective March 30, 2001 between our Company, J. Michael
         Moore and DCRI L.P. No. 2, Inc.*

21       List of Subsidiaries*

23.1     Consent of PricewaterhouseCoopers LLP*


(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)