Form 10-Q
period 2001-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2001-05-15
CIK 779226

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     /X/ Yes  / / No

Number of shares of common stock of the registrant outstanding on May 15, 2001 was 2,811,865.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                    (Unaudited)

                                                                    MARCH 31       DECEMBER 31,
                                                                      2001            2000
                                                                  ------------    ------------
                   ASSETS
Current assets:
  Cash and cash equivalents                                       $          -    $        499
  Trade accounts receivable, less allowance for doubtful
    accounts of approximately $845 and $1,318, respectively .....       12,942          15,132
  Prepaid expenses and other current assets......................          587             356
  Federal income taxes receivable................................          705             261
  Deferred income taxes..........................................          709             853
                                                                  ------------    ------------
      Total current assets.......................................       14,943          17,101
Property and equipment, net......................................        3,434           3,576
Other assets:
  Intangibles, net...............................................       10,342          10,492
  Receivables from related parties...............................          444             445
  Other..........................................................          240             224
                                                                  ------------    ------------
                                                                  $     29,403    $     31,838
                                                                  ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued expenses.................... $      6,538    $      7,269
  Book overdraft.................................................        1,506               -
  Current maturities of capital lease obligations................           78              78
  Current maturities of long-term debt...........................        1,384           1,371
                                                                  ------------    ------------
      Total current liabilities..................................        9,506           8,718
Deferred lease rents.............................................           41              45
Deferred income taxes............................................          396             391
Borrowings under revolving credit agreement......................        4,220           6,676
Capital lease obligations, net of current maturities.............          208             230
Long-term debt, net of current maturities........................          810             949
                                                                  ------------    ------------
      Total liabilities..........................................       15,181          17,009

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized,
    none issued..................................................            -               -
  Common stock, $.10 par value; 10,000 shares authorized,
    3,397 shares issued..........................................          340             340
  Additional paid-in capital.....................................       12,639          12,639
  Retained earnings..............................................       3,130            3,712
  Common stock held in treasury (586 and 579 shares,
    respectively), at cost.......................................       (1,649)         (1,624)
  Receivables from related parties...............................         (238)           (238)
                                                                  ------------    ------------
      Total stockholders' equity.................................       14,222          14,829
                                                                  ------------    ------------
                                                                  $     29,403    $     31,838
                                                                  ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands except Per Share Data)
                                       (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ---------------------------
                                                                      2001             2000
                                                                   -----------     -----------
Net service revenue:
   Permanent placement............................................ $     6,405     $     7,800
   Contract placement and specialty services......................      13,526           9,769
                                                                   -----------     -----------
                                                                        19,931          17,569

Cost of services..................................................      15,679          12,542
                                                                   -----------     -----------
Gross margin......................................................       4,252           5,027

Selling, general and administrative expenses:
   Selling, general and administrative expenses...................       4,105           3,781
   Severance expenses.............................................         439               -
   Depreciation and amortization expense..........................         483             377
                                                                   -----------     -----------
                                                                         5,027           4,158
Other income and (expense) items:
Interest expense, net.............................................        (185)            (66)
Other, net........................................................           -               7
                                                                   -----------     -----------
                                                                          (185)            (59)

Income/(loss) before income taxes.................................        (960)            810
Income tax expense/(benefit)......................................        (378)            321
                                                                   -----------     -----------
Net income/(loss)................................................. $      (582)    $       489
                                                                   ===========     ===========

Basic and diluted earnings per share.............................. $     (0.21)    $      0.18
                                                                   ===========     ===========
Weighted average common shares outstanding........................       2,816           2,738
                                                                   ===========     ===========
Weighted average common and common equivalent shares outstanding..       2,816           2,739
                                                                   ===========     ===========

                 See notes to consolidated financial statements.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands)
                                      (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ---------------------------
                                                                          2001             2000
                                                                       -----------     -----------
Cash flow from operating activities:
  Net income/(loss)................................................... $      (582)    $       489
  Adjustments to reconcile net income/(loss) to cash provided by operating activities:
      Depreciation and amortization...................................         483             377
      Provision for allowances........................................        (473)            159
      Deferred income taxes...........................................         149             (23)
      Accretion of interest on deferred payment obligations...........          45              67
  Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable.............................................       2,663          (2,014)
      Federal income taxes receivable.................................        (444)            148
      Deferred lease rents............................................          (4)              9
      Prepaid expenses and other assets...............................        (231)           (109)
      Trade accounts payable and accrued expenses.....................        (731)          1,553
      Federal income taxes payable....................................           -             127
                                                                       -----------     -----------
      Cash provided by operating activities...........................         875             783

Cash flows from investing activities:
   Capital expenditures...............................................        (191)           (159)
   Deposits...........................................................         (16)            (11)
   Business acquisition costs.........................................           -          (3,124)
   Loans and advances to related parties..............................           -            (109)
   Repayment from related parties.....................................           1               -
                                                                       -----------     -----------
   Cash used in investing activities..................................        (206)         (3,403)

Cash flows from financing activities:
   Book overdraft.....................................................       1,506               -
   Net short-term borrowings..........................................           -           2,270
   Advances on long-term line of credit borrowings....................      20,944               -
   Repayments of long-term line of credit borrowings..................     (23,400)              -
   Repurchase of treasury stock.......................................         (25)            (83)
   Principal payments under long-term debt obligations................        (171)              -
   Principal payments under capital lease obligations.................         (22)            (13)
                                                                       -----------     -----------
   Cash provided by financing activities..............................      (1,168)          2,174

Change in cash and cash equivalents...................................        (499)           (446)
Cash and cash equivalents at beginning of year........................         499             847
                                                                       -----------     -----------
Cash and cash equivalents at end of period............................ $         -     $       401
                                                                       ===========     ===========
Supplemental cash flow information:
   Cash paid for interest............................................. $       142     $        28
                                                                       ===========     ===========
   Cash paid for taxes................................................ $       169     $        17
                                                                       ===========     ===========

See notes to consolidated financial statements.

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


1.   BASIS OF PRESENTATION

         The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three months ended March 31, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

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

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

(In Thousands)                                              For the Three Months Ended March 31,
                                                            ------------------------------------
                                                                     2001               2000
                                                            ----------------     ---------------
Basic......................................................          2,816               2,738
Net effect of dilutive stock options.......................              -                   1
                                                            ----------------     ---------------
Diluted....................................................          2,816               2,739
                                                            ================     ===============
Total options and warrants outstanding.....................            718                 669
                                                            ================     ===============
Options and warrants not considered because effects of
inclusion would be anti-dilutive...........................            718                 631
                                                            ================     ===============

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of:

(In Thousands)                                                  March 31,          December 31,
                                                                  2001                 2000
                                                            ----------------     ---------------
                                                            ----------------     ---------------
Computer equipment and software............................ $          4,416     $         4,294
Equipment and furniture....................................            1,706               1,660
Leasehold improvements.....................................              417                 412
                                                            ----------------     ---------------
  Gross property...........................................            6,539               6,366
Less accumulated depreciation and amortization.............           (3,105)             (2,790)
                                                            ----------------     ---------------
  Net property and equipment............................... $          3,434     $         3,576
                                                            ================     ===============

         Depreciation and amortization expense of property and equipment for the three months ended March 31, 2001 and 2000 was approximately $333 and $265, respectively.

                DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

4.   INTANGIBLES

Intangibles consist of:


(In Thousands)                      Amortization     March 31,    December 31,
                                       Period          2001           2000
                                    -------------   ----------    ------------
Non-compete agreements...........   3  -  5 years   $     150       $     150
Goodwill.........................    20 years          11,197          11,197
                                                    ---------       ---------
                                                       11,347          11,347
Accumulated amortization.........                      (1,005)           (855)
                                                    ---------       ---------
                                                    $  10,342       $  10,492
                                                    =========       =========

Amortization of intangibles for the three months ended March 31, 2001 and 2000 was approximately $150 and $112, respectively.

5.   LINE OF CREDIT AND LONG-TERM DEBT:

         On May 18, 2000, we entered into a three-year revolving line of credit agreement (the "GE facility") with General Electric Capital Corporation ("GE"). The agreement permits borrowings up to $15 million.
Upon the closing of this facility, we borrowed $3.8 million and repaid, in its entirety, the outstanding borrowings under our previous revolving credit facility. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement also contains various financial and non-financial covenants, the most restrictive of which requires us to maintain tangible net worth of $3 million and fixed charge coverage, as defined in the agreement, of 1 to 1 as of December 31, 2000 and to 1.1 to 1 each quarter thereafter. As of March 31, 2001, we were not in compliance with the fixed charge covenant associated with this credit facility. Effective May 10, 2001, the Company and GE entered into the First Amendment and Waiver (the "Amendment") to the GE facility.
The Amendment waives the covenant violation at March 31, 2001 and establishes amended fixed charge coverage requirements of 0.9 to 1 for the quarter ended June 30, 2001, 1 to 1 for the quarters ended September 30, 2001 and December 31, 2001 and 1.1 to 1 for the quarter ended March 31, 2002 and each quarter thereafter. Outstanding balances bear interest at the bank's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 0.125%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 8.5% for the 3 months ended March 31, 2001. The interest rate at March 31, 2001 was 8.5%. As of March 31, 2001, the amounts outstanding under the revolving line of credit amounted to $4.2 million and we had approximately $2.1 million of net borrowing availability.

6.   INCOME TAXES

         The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:


(In Thousands)                                                            For the Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2001            2000
                                                                          -----------     -----------
Tax provision (benefit) at statutory rate for continuing operations.....  $      (336)    $       283
Other...................................................................            4              (6)
State income taxes (benefit) net of federal income tax effect...........          (46)             44
                                                                          -----------     -----------
                                                                          $      (378)    $       321
                                                                          ===========     ===========

7.   SEVERANCE EXPENSES

         On March 14, 2001, upon the resignation of our President, Mr. Ted Dillard, the Company and Mr. Dillard entered into a Severance Agreement and Mutual Release ("Severance Agreement"). The Severance Agreement, among other things, calls for: (a) severance to Mr. Dillard of $210,000 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; (b) accelerated vesting of options to purchase 5,556 shares of our Common Stock that were due to vest on March 31, 2001; (c) extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and (d) extension of the maturity date of a loan by the Company

              DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                    (Unaudited)


from October 12, 2001 until July 17, 2003. The total cost of the Severance Agreement (including legal and professional fees and a $10,000 consulting fee paid to Samuel E. Hunter, a director of the Company) is approximately $339,000 and was expensed in the first quarter of 2001. In addition, in 2001, we incurred approximately $100,000 in severance expenses related to a reduction in our workforce as a result of the downturn in the economy.

8.   CONTINGENCIES

         We are a party to a lawsuit (the "Suit") initially filed in 1996 involving Donald R. Ditto, Sr., Ditto Properties Company, J. Michael Moore and others. For more information concerning the Suit, see Part II, Item 1. Legal Proceedings of this Form 10-Q.

         We are also involved in certain other litigation and disputes not noted. With respect to the aforementioned matters, management believes the claims against us are without merit and has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Service Revenue Summary:

(US $ in millions)                                For the Three Months      Increase/
                                                     Ended March 31,       (decrease)
                                                ------------------------  -------------
                                                   2001          2000     2001 vs. 2000
                                                ----------    ----------  -------------
Permanent placement...........................  $      6.4    $      7.8    $     (1.4)
Contract placement and specialty services.....        13.5           9.8           3.7
                                                ----------    ----------    ----------
Net service revenue...........................  $     19.9    $     17.6    $      2.3
                                                ==========    ==========    ==========


         For the quarter ended March 31, 2001, net service revenue increased $2.3 million, or 13%, to $19.9 million as compared to $17.6 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements increased $3.7 million. Approximately $2.2 million of this increase was attributable to the inclusion of the results of Datatek Group Corporation ("Datatek"), which was acquired in March 2000. Permanent placement revenue decreased $1.4 million, or 18%, as a result of the effect of hiring freezes and staff reductions initiated by our customers, primarily in the IT and technology sector, during the quarter ended March 31, 2001.

         Contract placement and specialty services revenue accounted for 68% of revenue for the quarter ended March 31, 2001, up from 56% for the previous year period. As a percentage of net service revenue, revenue from contract and specialty placements will continue to increase as management maintains its focus on growth in reoccurring contract placement revenues.

         For the quarter ended March 31, 2001, gross margin decreased by $0.7 million, or 15%, to $4.3 million as compared to $5.0 million in the previous year period. The absolute decrease in gross margin dollars is due primarily to two factors: (1) the decline in permanent placement revenues and (2) the fact that the increase in gross margin dollars associated with the increase in contract and specialty placement revenues was offset entirely by increased start up salary costs associated with the hiring of additional contract placement recruiters throughout the Company. As a percentage of net service revenue, the gross margin percentage for the quarter ended March 31, 2001 was 21%, down eight percentage points as compared to the previous year period. This decrease is due to the fact that a greater percentage of the fiscal 2001 revenue was generated from contract placements, which have lower margins than permanent placements, combined with the negative effect of the start up salary costs associated with the newly hired contract placement recruiters. While we intend to continue to increase our contract placement customer base and ultimately our contract placement revenues, we expect the gross margin percentage in future quarters to return to more traditional levels as revenues from permanent placements return to prior year levels.

         Selling, general and administrative expenses ("SG&A"), increased $0.3 million, or 9%, to $4.1 million for the quarter ended March 31, 2001, as compared to the previous year period. Most of the increase in SG&A was attributed to the inclusion of the operations of Datatek. For the quarter ended March 31, 2001, depreciation and amortization expense amounted to $0.5 million as compared to $0.4 million in the previous year period. This increase was due largely to amortization expense related to our acquisitions.

         For the quarter ended March 31, 2001, we reported net interest expense of $0.2 million, up $0.1 million, as compared to the previous year period. Such expense is primarily associated with borrowings on our line of credit and deferred payment obligations related to our acquisitions.

         We reported $0.4 million in severance expense during the quarter ended March 31, 2001. Approximately $0.3 million was related to the resignation of our former president. No severance expenses were recorded in fiscal 2000.

         For the quarter ended March 31, 2001, we reported a net loss before taxes of $1.0 million as compared to net income before taxes of $0.8 million in the previous year period. The reduction in revenue from permanent placements combined with increased start up salary costs and the severance expenses discussed above, contributed to the change in net income before taxes.

         As a result of the losses noted above, during the quarter ended March 31, 2001, we reported an income tax benefit of $0.4 million as compared to income expense of $0.3 million for the quarter ended March 31, 2000.

         As a result of the items discussed above, we reported a $0.6 million net loss for the quarter ended March 31, 2001 as compared to net income of $0.5 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended March 31, 2001, net cash flow generated from operations and the book overdraft was used for principal payments under long-term debt and capital lease obligations, a net reduction of the GE facility and capital expenditures.

         As discussed more fully in the footnotes to the financial statements, in May 2000, we entered into a three-year revolving line of credit agreement with General Electric Capital Corporation. This agreement permits borrowings of up to $15 million based on availability criteria outlined in the agreement. At May 11, 2001, net borrowing availability under the credit facility was approximately $1.2 million after excluding a reserve of $1.3 million for a portion of deferred payment obligations to be paid in the next year.

         As of March 31, 2001, we were not in compliance with a financial covenant under the GE facility, which required us to maintain fixed charge coverage, as defined in the agreement, of 1.1 to 1. Effective May 10, 2001, the Company and GE entered into the Amendment to the GE facility. The Amendment waives the covenant violation at March 31, 2001 and establishes amended fixed charge coverage requirements of 0.9 to 1 for the quarter ended June 30, 2001, 1 to 1 for the quarters ended September 30, 2001 and December 31, 2001 and 1.1 to 1 for the quarter ended March 31, 2002 and each quarter thereafter.

         We are continually evaluating various financing strategies to be utilized in expanding our business and to fund future growth or acquisitions. Additionally, we expect that cash flow from operations and our line of credit agreement will provide adequate liquidity to fund our internal 2001 growth plans and operations for the foreseeable future.

         Inflation has not had a significant effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, projections or expectations of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), and involve a number of risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in our markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our ability to successfully integrate acquisitions or joint ventures with our operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by us; our ability to implement our business strategies and to manage our growth; the level of development revenues and expenses; the level of litigation expenses; our ability to effectively implement an e-commerce strategy; those factors identified in our Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to us, or persons acting on our behalf, are expressly qualified by the Cautionary Disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at March 31, 2001, on an annualized basis interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $4.2 million at March 31, 2001.

                           PART II:  OTHER INFORMATION
            DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

         In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against DCRI L.P. No. 2, Inc. ("LPNo.2") which is controlled by J. Michael Moore ("Moore"). Moore, the Chairman of the Board and the Chief Executive Officer of the Company, and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the "LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately
resulted in the LP Shares being conveyed by DPC to LP No.2.   Subsequent to
the initial filing of the litigation by DPC, Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation.

         On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

         In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of LPNo.2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by LPNo.2 was improper and void ab initio, (d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares,
(g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, breach of fiduciary duty, statutory fraud, and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, LPNo.2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and (ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Moore, LPNo.2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6,519,200, punitive and exemplary damages totaling at least $26,076,800, interest on the amount of damages incurred, legal costs and attorney fees.

         In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which LPNo.2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1,500,000 in cash (the "Cash Escrow Amount"), (b) in October, 1996, the Company, LPNo.2 and Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages (ultimately the lawsuits filed by all parties were combined into one proceeding in the Court), (c) on June 25, 1997, the Court granted a summary judgment to LPNo.2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (d) in July, 1997 LPNo.2 delivered to the Special Master the Cash Escrow Amount, (e) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of LPNo.2, (f) all of the LP Shares owned by LPNo.2 have been pledged to secure indebtedness obligations of LPNo.2, including indebtedness owed to the Company, and (g) pursuant to agreements involving LPNo.2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1,500,000 to approximately $625,000.

         In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or LPNo.2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, the Company, Moore and LPNo.2 have decided that the Company should have separate counsel from Moore and LPNo.2. The Board of Directors of the Company (a) has approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore and LPNo.2 in the Ditto Litigation, (b) has authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to this Form 10Q, and (c) has approved an amendment to the Bylaws of the Company to require the Company to indemnify its' present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

         At this time, the trial date for the Ditto Litigation is October 22, 2001. No amount of loss reserves has been established by the Company with respect to the Ditto Litigation because management of the Company does not believe that the Ditto Litigation will adversely impact the Company's financial condition.

ITEM 2.   CHANGES IN SECURITIES

Not Applicable.


ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

         On March 14, 2001, upon the resignation of our President, Mr. Ted Dillard, the Company and Mr. Dillard entered into a Severance Agreement and Mutual Release ("Severance Agreement"). The Severance Agreement, among other things, calls for: (a) severance to Mr. Dillard of $210,000 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; (b) accelerated vesting of options to purchase 5,556 shares of our Common Stock that were due to vest on March 31, 2001; (c) extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and (d) extension of the maturity date of a loan by the Company from October 12, 2001 until July 17, 2003.

         On March 29, 2001, the Board of Directors approved the amendment to
Article VII of the Bylaws of the Company. A copy of the Bylaws as amended by this amended Article VII, is made a part of this Form 10-Q as Exhibits 3.1 through 3.5. The effect of such amendment is to basically obligate the Company to (a) indemnify and hold harmless, to the fullest extent permitted by applicable law, as it presently exists or may be hereafter amended, any person who becomes involved with any pending or threatened legal proceeding, by reason of the fact that such person is or was an officer or director of the Company, and (b) to pay the reasonable expenses (including attorneys' fees) incurred by the person to be indemnified in defending any such legal proceeding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.1 Bylaws of the Company (Incorporated by reference from Exhibit 3(b) to the Company's Registration Statement on Form S-18 (Reg. No. 33-760 FW))

     3.2 Amendment No. 1 to Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Form 10Q filed on May 15, 1998)

     3.3 Amendment No. 2 to Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10Q filed on November 16, 1998)

     3.4 Amendment No. 3 to Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Form 10K filed on March 30, 1999)

     3.5 Amendment No. 4 to Bylaws of the Company (Incorporated by reference to Exhibit 3.6 of the Company's Form 10K filed on April 2, 2000)

    10.1  First Amendment and Waiver to the GE facility. *

    10.2  Indemnification Agreement. *

*Filed herewith



B.   Reports on Form 8-K

     On March 27, 2001, we filed with the Securities and Exchange Commission, a report on Form 8-K, with respect to the resignation of our former President, M. Ted Dillard and the severance agreement between the Company and Mr. Dillard in connection therewith.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIVERSIFIED CORPORATE RESOURCES, INC.
                                                 Registrant



DATE: May 15, 2001                     By:  /s/ J. Michael Moore
                                          ----------------------------------
                                            J. Michael Moore
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)



DATE: May 15, 2001                     By:  /s/ Anthony G. Schmeck
                                          ----------------------------------
                                            Anthony G. Schmeck
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer)