Form 10-Q
period 2001-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2001-08-20
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of common stock of the registrant outstanding on August 17, 2001 was 2,811,865.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                              JUNE 30,           DECEMBER 31,
                                                                                                2001                2000
                                                                                           ----------------    ----------------
                                          ASSETS
Current assets:
   Cash and cash equivalents..............................................................       $       -           $     499
   Trade accounts receivable, (less allowance for doubtful accounts of approximately $854
      and $1,318, respectively)...........................................................          13,748              15,132
   Prepaid expenses and other current assets..............................................             568                 356
   Federal income taxes receivable........................................................             261                 261

   Deferred income taxes..................................................................           1,299                 853
                                                                                           ----------------    ----------------
      Total current assets................................................................          15,876              17,101
Property and equipment, net...............................................................           3,167               3,576
Other assets:
   Intangibles, net.......................................................................          10,229              10,492
   Receivables from related parties.......................................................             418                 418

   Other..................................................................................             211                 224
                                                                                           ----------------    ----------------
                                                                                                 $  29,901           $  31,811
                                                                                           ================    ================
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued expenses............................................       $   5,816           $   7,242
   Book overdraft.........................................................................           1,320                   -
   Current maturities of capital lease obligations........................................              78                  78

   Current maturities of long-term debt...................................................           1,410               1,371
                                                                                           ----------------    ----------------
      Total current liabilities...........................................................           8,624               8,691
Deferred lease rents......................................................................              39                  45
Deferred income taxes.....................................................................             442                 391
Borrowings under revolving credit agreement...............................................           5,812               6,676
Capital lease obligations, net of current maturities......................................             187                 230

Long-term debt, net of current maturities.................................................             826                 949
                                                                                           ----------------    ----------------
      Total liabilities...................................................................          15,930              16,982
                                                                                           ----------------    ----------------
Commitments and contingencies..

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized, none issued.................               -                   -
   Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued............             340                 340
   Additional paid-in capital.............................................................          12,639              12,639
   Retained earnings......................................................................           2,879               3,712
   Common stock held in treasury (586 and 579 shares, respectively), at cost..............          (1,649)             (1,624)

   Receivables from related parties.......................................................            (238)               (238)
                                                                                           ----------------    ----------------
      Total stockholders' equity..........................................................          13,971              14,829
                                                                                           ----------------    ----------------
                                                                                                 $  29,901           $  31,811
                                                                                           ================    ================

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                                --------------------------------    -------------------------------
                                                                     2001               2000             2001              2000
                                                                --------------     -------------    ---------------    ------------
Net service revenues:
     Permanent placement........................................   $    5,304         $   7,934         $   11,709       $  15,734
     Contract placement and specialty services..................       14,512            12,377             28,038          22,146
                                                                --------------     -------------    ---------------    ------------
                                                                       19,816            20,311             39,747          37,880

Cost of services:
     Direct cost of contract placement and specialty services...       11,459             9,789             22,217          17,172
     Sales salaries and commissions.............................        4,292             5,336              9,213          10,495
                                                                --------------     -------------    ---------------    ------------
                                                                       15,751            15,125             31,430          27,667

Gross margin....................................................        4,065             5,186              8,317          10,213

Selling, general and administrative expenses:
     Selling, general and administrative expenses...............        3,813             3,738              7,918           7,520
     Severance expense..........................................            -                 -                439               -
     Depreciation and amortization expense......................          481               427                964             803
                                                                --------------     -------------    ---------------    ------------
                                                                        4,294             4,165              9,321           8,323

Other income and (expense) items:
     Interest expense, net......................................         (178)             (185)              (363)           (252)
     Other net..................................................            2                (2)                 2               7
                                                                --------------     -------------    ---------------    ------------
                                                                         (176)             (187)              (361)           (245)

Income / (loss) before income taxes.............................         (405)              834             (1,365)          1,645
Income tax expense / (benefit)..................................         (154)              335               (532)            657
                                                                --------------     -------------    ---------------    ------------
Net income / (loss).............................................   $     (251)        $     499         $     (833)      $     988
                                                                ==============     =============    ===============    ============

Basic and diluted earnings  (loss) per share....................   $    (0.09)        $    0.18         $    (0.30)      $    0.36
                                                                ==============     =============    ===============    ============

Weighted average common shares outstanding..................            2,812             2,786              2,814           2,762
                                                                ==============     =============    ===============    ============

Weighted average common and common
     equivalent shares outstanding..............................        2,812             2,787              2,814           2,762
                                                                ==============     =============    ===============    ============

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                              --------------------------------
                                                                                                  2001               2000
                                                                                              --------------     -------------
Cash flow from operating activities:
    Net income / (loss)....................................................................... $   (833)          $    988
    Adjustments to reconcile net income / (loss) to cash (used in) provided by operating activities:
        Depreciation and amortization.........................................................      964                803
        Provision for (reductions in) allowance for doubtful accounts.........................     (464)               (29)
        Deferred income taxes.................................................................     (395)               117
        Accretion of interest on deferred payment obligations.................................       87                152
    Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable...................................................................    1,848             (1,664)
        Federal income taxes receivable.......................................................        -                 18
        Deferred lease rents..................................................................       (6)                18
        Prepaid expenses and other assets.....................................................     (183)              (152)
        Trade accounts payable and accrued expenses...........................................   (1,427)             1,118
                                                                                              ----------         ---------
        Cash (used in) provided by operating activities.......................................     (409)             1,369

Cash flows from investing activities:
    Capital expenditures......................................................................     (255)              (490)
    Deposits..................................................................................      (16)               (11)
    Business acquisition costs................................................................      (37)            (3,124)
    Loans and advances to related parties.....................................................        -               (202)
    Repayment from related parties............................................................        1                  -
                                                                                              ----------         ---------
    Cash used in investing activities.........................................................     (307)            (3,827)
Cash flows from financing activities:
    Book overdraft............................................................................    1,320                  -
    Net short-term borrowings.................................................................        -             (1,480)
    Advances on long-term line of credit borrowings...........................................   42,138             11,372
    Repayments of long-term line of credit borrowings.........................................  (43,002)            (7,908)
    Repurchase of treasury stock..............................................................      (25)               (83)
    Principal payments under long-term debt obligations.......................................     (171)                 -
    Principal payments under capital lease obligations........................................      (43)               (17)
                                                                                              ----------         ---------
    Cash provided by financing activities.....................................................      217              1,884

Change in cash and cash equivalents...........................................................     (499)              (574)
Cash and cash equivalents at beginning of year.................................................     499                847
                                                                                              ----------         ---------
Cash and cash equivalents at end of period.................................................... $      -           $    273
                                                                                              ==========         =========
Supplemental cash flow information:
    Cash paid for interest...................................................................  $    284           $    155
                                                                                              ==========         =========
    Cash paid for taxes......................................................................  $    197           $    465
                                                                                              ==========         =========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three and six months ended June 30, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         All inter-company accounts and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.       LIQUIDITY

     As of June 30, 2001, we were not in compliance with the amended financial covenant under our three-year revolving line of credit agreement (the "GE facility") with General Electric Capital Corporation ("GE"), which required us to maintain fixed charge coverage, as defined in the agreement, of 0.9 to 1. Effective August 17, 2001, the Company and GE entered into an amendment (the "Amendment") to the GE facility. The Amendment waived the covenant violation at June 30, 2001 and established amended fixed charge coverage requirements of 0.6 to 1 for the quarter ended September 30, 2001,
0.67 to 1 for the quarter ended December 31, 2001, 0.8 to 1 for the quarter ended March 31, 2002 and 1 to 1 for each quarter thereafter.

     The GE facility permits borrowings of up to $15 million based on availability criteria outlined in the agreement. At August 16, 2001, net borrowing availability under the GE facility was approximately $1.8 million after excluding defined reserves of $1.3 million.

     Under the terms of the Mountain, LTD. ("Mountain") and Texcel, Inc. ("Texcel") acquisition agreements, on October 1, 2001, we are obligated to make maximum payments of $1,178,000 and $930,000, to the previous owners of Mountain and Texcel, respectively. At our discretion, the obligation to the former owners of Mountain can be reduced to $589,000 in cash with the balance paid in shares of the Company Class A Common Stock. The provisions of the Amendment to the GE facility require us to maintain minimum availability, as defined in the Amendment of approximately $1,000,000, after making payment obligations to the former owners of Mountain and Texcel. Based on the availability computation as of August 16, 2001, we would have approximately $800,000 available to meet the payment obligations of approximately $2,108,000 or $1,519,000, if the Company elects to reduce the cash payment to the former owners of Mountain.

     We have reported losses for the six months ended June 30, 2001. In addition, given the current state of the economy, we may continue to report losses for the foreseeable future. As a result, we may be required to obtain additional financing and or renegotiate the payments terms and amounts due to the previous owners of Mountain and Texcel.

     We are currently evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the company as well as satisfy our acquisition obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

(In Thousands)                                                For the Three Months Ended             For the Six Months Ended
                                                                       June 30,                             June 30,
                                                            -------------------------------     ----------------------------------
                                                                2001             2000               2001               2000
                                                            -------------    --------------     --------------    ----------------
Basic......................................................         2,812             2,786              2,814               2,762
Net effect of dilative stock options.......................             -                 1                  -                   1
                                                            -------------    --------------     --------------    ----------------
Diluted....................................................         2,812             2,787              2,814               2,763
                                                            =============    ==============     ==============    ================

Total options and warrants outstanding.....................           998               669                998                 669
                                                            =============    ==============     ==============    ================

Options and warrants not considered because effects of
inclusion would be anti-dilative...........................           998               631                998                 631
                                                            =============    ==============     ==============    ================

4.       LINE OF CREDIT

         On May 18, 2000, we entered into the GE facility. The agreement permits borrowings up to $15 million. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. The agreement, as amended, contains various financial and non-financial covenants, the most restrictive of which requires us to maintain tangible net worth of $3 million and fixed charge coverage, as defined in the agreement, of 0.9 to 1 as of June 30, 2001 and to 1 to 1 each quarter thereafter. As noted above in footnote No. 2, Liquidity, at June 30, 2001, we were not in compliance with the amended financial covenant which required us to maintain fixed charge coverage, as defined in the agreement, of 0.9 to 1. Effective August 17, 2001, the Company and GE entered into the Amendment to the GE facility. The Amendment waived the covenant violation at June 30, 2001and established amended fixed charge coverage requirements of
0.6 to 1 for the quarter ended September 30, 2001, 0.67 to 1 for the quarter ended December 31, 2001, 0.8 to 1 for the quarter ended March 31, 2002 and 1 to 1 for each quarter thereafter. Outstanding balances bear interest at the bank's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 0.125%. Effective August 17, 2001, the interest rate on outstanding borrowings is expected to increase to a rate, to be determined based on borrowing and availability levels, of between prime plus 0.125% and prime plus 0.875%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 7.7% for the six months ended June 30, 2001. The interest rate at June 30, 2001 was 6.8%. As of June 30, 2001, the amounts outstanding under the revolving line of credit amounted to $5.8 million and we had approximately $2.7 million of net borrowing availability, before defined reserves of $1.9 million.

5.       INCOME TAXES

         The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                    For the Three Months Ended        For the Six Months Ended
                                                                             June 30,                         June 30,
                                                                  -------------------------------  ------------------------------
(In Thousands)                                                        2001              2000           2001             2000
                                                                  --------------     ------------  -------------     ------------
Tax provision at statutory rate.................................  $         (141)    $        292  $        (477)    $        575
Other...........................................................              16                5             20                1
State income taxes (benefit) net of federal income tax effect...             (29)              38            (75)              81
                                                                  --------------     ------------  -------------     ------------
                                                                  $         (154)    $        335  $        (532)    $        657
                                                                  ==============     ============  =============     ============

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


6. SEVERANCE EXPENSES

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS
141) to be reclassified into goodwill, 2) the ceasing amortization of goodwill, and 3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We expect to adopt SFAS 142 on January 1, 2002. We have not yet determined what the impact of SFAS 142 will be on our results of operations and financial position.

8. RELATED PARTY TRANSACTIONS

         During 2000, 1999 and 1998, we paid various expenses on behalf of our Chairman and Chief Executive Officer, J. Michael Moore, ("Mr. Moore") or various entities that he controls in the amount of approximately $345,000, $72,000, and $77,000, respectively. Amounts advanced in fiscal 2000 and 1999 bear interest at prime plus 0.125%. The majority of these amounts are related to litigation associated with a lawsuit with Ditto Properties, Inc. The balance outstanding at June 30, 2001 of $418,000 was collateralized by a first lien on 25,000 shares and a subordinated lien position on 694,200 shares of our common stock held by Mr. Moore or various entities that he controls. The aggregate principle balance of the loans to Mr. Moore or various entities that he controls that are collateralized by the senior liens on those 694,200 shares exceeded the market value of the shares at June 30, 2001. The 25,000 shares of our common stock are also pledged to our Company as collateral for a note purchase agreement with Compass Bank. While the market value of the collateral pledged is less than the outstanding balance owed to us, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore or various entities that he controls have the available financial resources to satisfy the obligation to us.

         The Company and Mr. Moore have agreed to, among other things, that no additional uncollateralized advances to Mr. Moore will be made. Additionally, the Company and Mr. Moore have agreed to minimum payment terms of the principle and interest due associated with such advances.

         On January 12, 1999, we entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which we agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 165,000 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to us an additional 50,000 shares (subsequently reduced to 25,000 shares) of the common stock to collateralize us under the terms of both the Agreement and the Related Agreement, (ii) pay us for entering into the Agreement by conveying to us 5,000 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by the Company. The proceeds from

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

8. RELATED PARTY TRANSACTIONS (CONTINUED)

the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by the Company. The aforementioned transactions have been approved by both the Board of Directors and the Audit Committee of the Board of Directors of the Company. In connection with the exercise of the options, we loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction. Such amounts are classified as receivable from related parties in our consolidated balance sheet and have been deducted from stockholders' equity.

9. CONTINGENCIES

         In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against DCRI L.P. No. 2, Inc. ("LPNo.2") which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to LP No.2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation.

         On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

          In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of LPNo.2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by LPNo.2 was improper and void ab initio, (d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, breach of fiduciary duty, statutory fraud, and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, LPNo.2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and (ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, LPNo.2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6,519,200, punitive and exemplary damages totaling at least $26,076,800, interest on the amount of damages incurred, legal fees and attorney fees.

         In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which LPNo.2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1,500,000 in cash (the "Cash Escrow Amount"), (b) in October, 1996, the Company, LPNo.2 and Mr. Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages (ultimately the lawsuits filed by all parties were combined into one proceeding in the Court), (c) on June 25, 1997, the Court granted a summary judgment to LPNo.2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (d) in July, 1997 LPNo.2 delivered to the Special Master the Cash Escrow Amount, (e) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of LPNo.2, (f) all of the LP Shares owned by LPNo.2 have been pledged to secure indebtedness obligations of LPNo.2, including indebtedness owed to the Company, and (g) pursuant to agreements involving LPNo.2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1,500,000 to approximately $600,000.

         In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and/or LPNo.2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, the Company, Mr. Moore and LPNo.2 have decided that the Company should have separate counsel from Mr. Moore

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9. CONTINGENCIES (CONTINUED)

and LPNo.2. The Board of Directors of the Company (a) has approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore, LPNo.2 and No. 1 in the Ditto Litigation, (b) has authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) has approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Service Revenue Summary:

(US $ in millions)                                       For the Three Months Ended           Increase /
                                                                  June 30,                    (decrease)
                                                      ---------------------------------    ----------------
                                                           2001               2000           2001 vs. 2000
                                                      --------------     --------------    ----------------
Permanent placements...............................   $          5.3     $          7.9    $           (2.6)
Contract and specialty placements..................             14.5               12.4                 2.1
                                                      --------------     --------------    ----------------
Net service revenue................................   $         19.8     $         20.3    $           (0.5)
                                                      ==============     ==============    ================

         For the quarter ended June 30, 2001, net service revenue decreased $0.5 million, or 2%, to $19.8 million as compared to $20.3 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements increased $2.1 million, or 17%, as a result of increased contract placements with existing customers and the addition of new customers. Permanent placement revenue decreased $2.6 million, or 33% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the softening of the economy. Contract placement and specialty services revenue accounted for 73% of revenue for the quarter ended June 30, 2001, up from 61% for the previous year period.

         For the quarter ended June 30, 2001, the total gross margin decreased by $1.1 million, or 21%, to $4.1 million as compared to $5.2 million in the previous year period. All of the absolute decrease in gross margin dollars is due to the decline in revenue from permanent placements. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the three months ended June 30, 2001 remained constant at 21%, as compared to the previous year period. Recruiter commissions and sales salary expense declined four percentage points to 22% of net service revenue, as compared to 26% for the previous year period. This decrease is due solely to the reduction in revenue from permanent placements, which have higher commission rates than contract and specialty placements.

         Selling, general and administrative expenses ("SG&A") were $3.8 million for the quarter ended June 30, 2001, up slightly as compared to the previous year period. Reductions in staff made during the quarter ended June 30, 2001 have essentially offset increased costs for legal and rent as compared to the previous year period.

         Depreciation and amortization expense amounted to $0.5 million as compared to $0.4 million in the previous year period. This increase was due largely to amortization expense related to our acquisitions.

         For the quarter ended June 30, 2001, net interest expense amounted to $0.2 million, the same as in the previous year period. This expense is primarily associated with borrowings on line of credit and deferred payment obligations related to our acquisitions.

         For the quarter ended June 30, 2001, we incurred a net loss before taxes of $0.4 million, as compared to net income before taxes of $0.8 million in the previous year period. The reduction in revenue from permanent placements contributed to the change in net income before taxes.

         As a result of the loss noted above, for the quarter ended June 30, 2001, we recorded an income tax benefit of $0.2 million as compared to income tax expense of $0.3 million for the quarter ended June 30, 2000.

         As a result of the items discussed above, we reported a net loss of $0.3 million for the quarter ended June 30, 2001 as compared to net income of $0.5 million for the previous year period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Service Revenue Summary:

                                                                     For the Six Months Ended            Increase /
(US $ in millions)                                                           June 30,                    (decrease)
                                                                 ---------------------------------    ----------------
                                                                     2001               2000           2001 vs. 2000
                                                                 --------------     --------------    ----------------
Permanent placement..........................................    $         11.7     $         15.7    $           (4.0)
Contract and specialty placements............................              28.0               22.2                 5.8
                                                                 --------------     --------------    ----------------
Net service revenue..........................................    $         39.7     $         37.9    $            1.8
                                                                 ==============     ==============    ================

         For the six months ended June 30, 2001, net service revenue increased $1.8 million, or 5%, to $39.7 million as compared to $37.9 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements increased $5.8 million. Approximately $2.2 million of the increase in revenue derived from contract and specialty placements was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. The balance of the growth in revenue from contract and specialty placements of $3.6 million, or 16%, was attributable to increased contract placements with existing customers and the addition of new customers. Permanent placement revenue decreased $4.0 million, or 25% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the softening of the economy. Contract placement and specialty services revenue accounted for 71% of revenue for the six months ended June 30, 2001, up from 59% for the previous year period.

         For the six months ended June 30, 2001, gross margin decreased by $1.9 million, or 19%, to $8.3 million as compared to $10.2 million in the previous year period. All of the absolute decrease in gross margin dollars is due to the decline in permanent placement revenues. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the six months ended June 30, 2001 was 21%, as compared 23% for the previous year period. The decrease in margin percentage is due primarily to the inclusion of the operations of Datatek, which had a gross margin percentage of 16%, for six months in 2001 compared to four months in 2000. Recruiter commissions and sales salary expense declined five percentage points to 23% of net service revenue, as compared 28% for the previous year period. This decrease is due solely to the reduction in revenue from permanent placements, which have higher commission rates than contract and specialty placements.

         Selling, general and administrative expenses ("SG&A"), were $7.9 million for the six months ended June 30, 2001, an increase of $0.4 million as compared to the previous year period. $0.3 million of the increase in SG&A was attributed to the inclusion of the operations of Datatek. Depreciation and amortization expense amounted to $1.0 million as compared to $0.8 million in the previous year period. This increase is due to amortization expense related to our acquisitions.

         For the six months ended June 30, 2001, net interest expense was $0.4 million, an increase of $0.2 million as compared to the previous year period. Such expense is primarily associated with borrowings on line of credit and deferred payment obligations related to our acquisitions.

         For the six months ended June 30, 2001, we recorded a charge for severance expense of $0.4 million, of which approximately $0.3 million was related to the resignation of our former president. No severance expenses were reported in the previous year period.

         For the six months ended June 30, 2001, we reported a net loss before taxes of $1.4 million, as compared to net income before taxes of $1.6 million in the previous year period. The reduction in revenue from permanent placements and the severance costs noted above, contributed to the change in net income before taxes.

         As a result of the loss noted above, during the six months ended June 30, 2001, we reported an income tax benefit of $0.5 million as compared to income expense of $0.7 million for the six months ended June 30, 2000.

         As a result of the items discussed above, we reported a $0.8 million net loss for the six months ended June 30, 2001 as compared to net income of $1.0 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2001, our net cash flow used in operations, principal payments under long-term debt and capital lease obligations, a net reduction of the GE facility and capital expenditures were provided by the book overdraft.

     As of June 30, 2001, we were not in compliance with the amended financial covenant under the GE facility, which required us to maintain fixed charge coverage, as defined in the agreement, of 0.9 to 1. Effective August 17, 2001, the Company and GE entered into the Amendment to the GE facility. The Amendment waived the covenant violation at June 30, 2001 and established amended fixed charge coverage requirements of 0.6 to 1 for the quarter ended September 30, 2001, 0.67 to 1 for the quarter ended December 31, 2001, 0.8 to 1 for the quarter ended March 31, 2002 and 1 to 1 for each quarter thereafter.

     The GE facility permits borrowings of up to $15 million based on availability criteria outlined in the agreement. At August 16, 2001, net borrowing availability under the GE facility was approximately $1.8 million after excluding defined reserves of $1.3 million.

     Under the terms of the Mountain and Texcel acquisition agreements, on October 1, 2001, we are obligated to make maximum payments of $1,178,000 and up to $930,000, to the previous owners of Mountain and Texcel, respectively. At our discretion, the obligation to the former owners of Mountain can be reduced to $589,000 in cash with the balance paid in shares of the Company Class A Common Stock. The provisions of the Amendment to the GE facility require us to maintain minimum availability, as defined in the Amendment of approximately $1,000,000, after making payment obligations to the former owners of Mountain and Texcel. Based on the availability computation as of August 16, 2001, we would have approximately $800,000 available to meet the payment obligations of approximately $2,108,000 or $1,519,000, if the Company elects to reduce the cash payment to the former owners of Mountain.

     As previously disclosed above, we have reported losses for the six months ended June 30, 2001. In addition, given the current state of the economy, we may continue to report losses in the foreseeable future. As a result, we may be required to obtain additional financing and or renegotiate the payments terms and amounts due to the previous owners of Mountain and Texcel.

     We are currently evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the company as well as satisfy our acquisition obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

     Inflation has not had a significant effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments. In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill, 2) the ceasing amortization of goodwill, and 3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We expect to adopt SFAS 142 on January 1, 2002. We have not yet determined what the impact of SFAS 142 will be on our results of operations and financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at June 30, 2001, on an annualized basis interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $6.0 million at June 30, 2001.

                           PART II: OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

         In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against DCRI L.P. No. 2, Inc. ("LPNo.2") which is controlled by J. Michael Moore ("Moore"). Moore, the Chairman of the Board and the Chief Executive Officer of the Company, and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to LP No.2. Subsequent to the initial filing of the litigation by DPC, Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation.

         On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

          In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of LPNo.2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by LPNo.2 was improper and void ab initio, (d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, breach of fiduciary duty, statutory fraud, and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, LPNo.2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and (ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Moore, LPNo.2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6,519,200, punitive and exemplary damages totaling at least $26,076,800, interest on the amount of damages incurred, legal fees and attorney fees.

         In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which LPNo.2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1,500,000 in cash (the "Cash Escrow Amount"), (b) in October, 1996, the Company, LPNo.2 and Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages (ultimately the lawsuits filed by all parties were combined into one proceeding in the Court), (c) on June 25, 1997, the Court granted a summary judgment to LPNo.2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (d) in July, 1997 LPNo.2 delivered to the Special Master the Cash Escrow Amount, (e) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of LPNo.2, (f) all of the LP Shares owned by LPNo.2 have been pledged to secure indebtedness obligations of LPNo.2, including indebtedness owed to the Company, and (g) pursuant to agreements involving LPNo.2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1,500,000 to approximately $600,000.

         In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or LPNo.2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, the Company, Moore and LPNo.2 have decided that the Company should have separate counsel from Moore and LPNo.2. The Board of Directors of the Company (a) has approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore, LPNo.2 and No. 1 in the Ditto Litigation, (b) has authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) has approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

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

Not Applicable.


ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 12, 2001. At this meeting, the shareholders voted to elect the following to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

--------------------------------------------- -------------------- ------------------- --------------------- -------------------
                                                                                            Abstain /              Broker
                                                      For               Against              Withheld            Non-Votes
--------------------------------------------- -------------------- ------------------- --------------------- -------------------
J. Michael Moore.............................       2,403,487                   -               228,460                   -
--------------------------------------------- -------------------- ------------------- --------------------- -------------------
Samuel E. Hunter.............................       2,403,522                   -               228,425                   -
--------------------------------------------- -------------------- ------------------- --------------------- -------------------
Deborah A. Farrington........................       2,399,020                   -               232,927                   -
--------------------------------------------- -------------------- ------------------- --------------------- -------------------
A. Clinton Allen.............................       2,399,022                   -               232,925                   -
--------------------------------------------- -------------------- ------------------- --------------------- -------------------

         The shareholders voted to approve certain amendments to the Company's 1998 Nonqualified Stock Option Plan. The results of the vote were as follows:

--------------------------------------------- -------------------- ------------------- --------------------- -------------------
                                                                                            Abstain /              Broker
                                                      For               Against              Withheld            Non-Votes
--------------------------------------------- -------------------- ------------------- --------------------- -------------------
                                                    1,275,681             291,937                 9,540                   -
--------------------------------------------- -------------------- ------------------- --------------------- -------------------


ITEM 5.   OTHER INFORMATION

         N/A


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits

          10.1     Second Amendment and Waiver to the GE facility. *
          10.2 Employment Agreement, effective July 9, 2001, between the Company and James E. Filarski. *

          *        Filed herewith

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

                               DIVERSIFIED CORPORATE RESOURCES, INC.
                                            Registrant




DATE:  August 17, 2001             By:       /s/ J. Michael Moore
                                            -----------------------------------

                                            J. Michael Moore
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)




DATE:  August 17, 2001             By:      /s/ Anthony G. Schmeck
                                            -----------------------------------

                                            Anthony G. Schmeck
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer)