Form 10-Q
period 2001-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2001-11-14
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No


Number of shares of common stock of the registrant outstanding on November 14, 2001 was 2,811,865.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                              September 30,     December 31,
                                                                                                   2001            2000
                                                                                                 --------        --------
                                          ASSETS
Current assets:
   Cash and cash equivalents ...............................................................     $     --        $    499
   Trade accounts receivable, (less allowance for doubtful accounts of approximately $614
      and $1,318, respectively) ............................................................       11,528          15,132
   Prepaid expenses and other current assets ...............................................          567             356
   Federal income taxes receivable .........................................................          261             261

   Deferred income taxes ...................................................................        1,199             853
                                                                                                 --------        --------
      Total current assets .................................................................       13,555          17,101
Property and equipment, net ................................................................        2,901           3,576
Other assets:
   Intangibles, net ........................................................................       10,892          10,492
   Receivables from related parties ........................................................          418             418
   Deferred income taxes ...................................................................          261              --

   Other ...................................................................................          208             224
                                                                                                 --------        --------


                                                                                                 $ 28,235        $ 31,811
                                                                                                 ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Obligations not liquidated because of outstanding checks ................................     $  1,412        $     --
   Trade accounts payable and accrued expenses .............................................        4,931           7,242
   Borrowings under revolving credit agreement .............................................        5,275              --
   Current maturities of capital lease obligations .........................................           78              78

   Current maturities of long-term debt ....................................................        2,811           1,371
                                                                                                 --------        --------


      Total current liabilities ............................................................       14,507           8,691
Deferred lease rents .......................................................................           48              45
Deferred income taxes ......................................................................           --             391
Borrowings under revolving credit agreement ................................................           --           6,676
Capital lease obligations, net of current maturities .......................................          164             230

Long-term debt, net of current maturities ..................................................          298             949
                                                                                                 --------        --------

      Total liabilities ....................................................................       15,017          16,982
                                                                                                 --------        --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized, none issued ..................           --              --
   Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued .............          340             340
   Additional paid-in capital ..............................................................       12,639          12,639
   Retained earnings .......................................................................        2,126           3,712
   Common stock held in treasury (586 and 579 shares, respectively), at cost ...............       (1,649)         (1,624)

   Receivables from related parties ........................................................         (238)           (238)
                                                                                                 --------        --------

      Total stockholders' equity ...........................................................       13,218          14,829
                                                                                                 --------        --------

                                                                                                 $ 28,235        $ 31,811
                                                                                                 ========        ========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands Except Earnings Per Share Data)
                                   (Unaudited)


                                                                               For the Three Months           For the Nine Months
                                                                                Ended September 30,           Ended September 30,
                                                                              -----------------------       -----------------------
                                                                                2001           2000           2001           2000
                                                                              --------       --------       --------       --------
Net service revenues:
     Permanent placement ...............................................      $  3,649       $  8,136       $ 15,358       $ 23,870
     Contract placement and specialty services .........................        14,005         13,468         42,043         35,614
                                                                              --------       --------       --------       --------
                                                                                17,654         21,604         57,401         59,484

Cost of services:
     Direct cost of contract placement and specialty services ..........        11,238         10,821         33,455         27,993
                                                                              --------       --------       --------       --------

Gross margin ...........................................................         6,416         10,783         23,946         31,491

Operating expenses:
     Variable selling expenses .........................................         3,083          5,101         12,296         15,596
     General and administrative expenses ...............................         3,788          4,217         11,706         11,737
     Severance expense .................................................            --             --            439             --
     Depreciation and amortization expense .............................           474            464          1,438          1,267
                                                                              --------       --------       --------       --------
                                                                                 7,345          9,782         25,879         28,600

Other income and (expense) items:
     Interest expense, net .............................................          (290)          (160)          (653)          (412)
     Other net .........................................................            --              3              2             10
                                                                              --------       --------       --------       --------
                                                                                  (290)          (157)          (651)          (402)

Income / (loss) before income taxes
  and discontinued operations ..........................................        (1,219)           844         (2,584)         2,489
Income tax expense / (benefit) .........................................          (466)           337           (998)           994
                                                                              --------       --------       --------       --------
Net income / (loss) before discontinued operations
                                                                                  (753)           507         (1,586)         1,495
Discontinued operations, net of income taxes:
    Loss from operations of discontinued training operations
    (less income tax benefit of $54) ...................................            --            (81)                          (81)
                                                                              --------       --------       --------       --------
Net income / (loss) ....................................................      $   (753)      $    426       $ (1,586)      $  1,414
                                                                              ========       ========       ========       ========

Basic and diluted earnings (loss) per share
   Income from continuing operations ...................................      $  (0.27)      $   0.18       $  (0.56)      $   0.54
   Loss from discontinued operations ...................................            --          (0.03)            --          (0.03)
                                                                              --------       --------       --------       --------
                                                                              $  (0.27)      $   0.15       $  (0.56)      $   0.51
                                                                              ========       ========       ========       ========


Weighted average common shares outstanding .............................         2,812          2,819          2,813          2,781
                                                                              ========       ========       ========       ========

Weighted average common and common
     equivalent shares outstanding .....................................         2,812          2,830          2,813          2,785
                                                                              ========       ========       ========       ========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                       For the Nine Months Ended
                                                                                                               September 30,
                                                                                                       --------------------------
                                                                                                            2001         2000
                                                                                                          --------     --------
Cash flow from operating activities:
    Net income / (loss) ...............................................................................   $ (1,586)    $  1,414
    Adjustments to reconcile net income / (loss) to cash (used in) provided by operating activities:
        Depreciation and amortization .................................................................      1,438        1,267
        Provision for (reductions in) allowance for doubtful accounts .................................       (704)         402
        Deferred income taxes .........................................................................       (998)         (38)
        Accretion of interest on deferred payment obligations .........................................        143          228
    Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ...........................................................................      4,308       (3,273)
        Federal income taxes receivable ...............................................................         --          149
        Deferred lease rents ..........................................................................          3           18
        Prepaid expenses and other assets .............................................................       (179)        (214)
        Trade accounts payable and accrued expenses ...................................................     (2,311)       1,734
        Federal income taxes receivable ...............................................................         --          149
                                                                                                          --------     --------
        Cash (used in) provided by operating activities ...............................................        114        1,836

Cash flows from investing activities:
    Capital expenditures ..............................................................................       (313)        (817)
    Deposits ..........................................................................................        (16)          (9)
    Business acquisition costs ........................................................................        (33)      (3,675)
    Loans and advances to related parties .............................................................         --         (335)
                                                                                                          --------     --------
    Cash used in investing activities .................................................................       (362)      (4,836)

Cash flows from financing activities:
    Obligations not liquidated because of outstanding checks ..........................................      1,412           --
    Net short-term borrowings .........................................................................         --       (1,480)
    Advances on long-term line of credit borrowings ...................................................     19,847       33,793
    Repayments of long-term line of credit borrowings .................................................    (21,248)     (28,190)
    Repurchase of treasury stock ......................................................................        (25)         (83)
    Principal payments under long-term debt obligations ...............................................       (171)        (581)
    Principal payments under capital lease obligations ................................................        (66)         (42)
                                                                                                          --------     --------
    Cash provided by financing activities .............................................................       (251)       3,417

Change in cash and cash equivalents ...................................................................       (499)         417
Cash and cash equivalents at beginning of year ........................................................        499          847
                                                                                                          --------     --------
Cash and cash equivalents at end of period ............................................................   $     --     $  1,264
                                                                                                          ========     ========


                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three and nine months ended September 30, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in our Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

     All inter-company accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   Liquidity and Subsequent Events

     As of September 30, 2001, we were not in compliance with the amended financial covenant under our three-year revolving line of credit agreement (the "GE facility") with General Electric Capital Corporation ("GE"). We are currently engaged in discussions with GE and expect to satisfactorily conclude those discussions soon.

     The GE facility permits borrowings of up to $15 million based on availability criteria outlined in the agreement. At November 13, 2001, net borrowing availability under the GE facility was approximately $0.5 million after excluding defined reserves of $1.3 million. Under the terms and conditions of the GE facility, all cash receipts deposited in our lock boxes are swept by GE daily. This procedure, combined with the Company's policy of maintaining zero balance operating accounts result in the Company reporting a balance of Obligations not liquidated because of outstanding checks.

     The Company failed to make the required acquisition agreement payments of $1,178,800 and $680,000 to the former owners of Mountain, LTD. ("Mountain") and Texcel ("Texcel"), respectively, which were due on October 1, 2001 and October 8, 2001, respectively. In addition, under the terms of the Mountain acquisition agreement, because the Company was unable to make the payment due on October 1, 2001, fifty percent (50%), or $549,000, of the payment due on October 1, 2002 is also now due. The Company is currently negotiating with the former owners of both Mountain and Texcel to defer and restructure these payment obligations. It is expected that any agreements entered will comply with the guidelines set forth in the GE facility requiring that the Company maintain minimum availability, as defined in the GE facility agreement of approximately $1.0 million, after making payment obligations to the former owners of Mountain and Texcel and excluding currently defined reserves of $1.3 million.

     On October 24, 2001, the Company was notified by Compass Bank (the "Bank") that, pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Bank, DCRI L.P. No. 2, Inc. (L.P. No. 2), J. Michael Moore ("Mr. Moore"), our Chairman and Chief Executive Officer, and the Company, the Bank was demanding that the Company purchase the liabilities as defined in the Note Purchase Agreement. As of November 9, 2001 the gross amount requested to be paid by the Bank is $326,664. The Bank obligation is currently secured by 168,500 shares of the Company's common stock pledged to the Bank by L.P. No. 2 and or Mr. Moore. Based on the current market price of the Company's common stock on November 13, 2001, the unsecured balance of the liability to the bank by all parties involved is approximately $133,000. Under the terms of the GE facility, the Company does not have funds available to purchase this liability. L.P. No. 2, Mr. Moore and the Company are currently negotiating with the Bank to amend the Note Purchase Agreement.

     We have reported losses for the nine months ended September 30, 2001. In addition, given the current state of the economy, we may continue to report losses for the foreseeable future.

     We are currently evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the Company as well as satisfy our acquisition obligations. We recently engaged Roth Capital Partners, Inc. to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

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

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

                                                                    For the Three Months Ended     For the Nine Months Ended
(In Thousands)                                                             September 30,                  September 30,
                                                                    --------------------------     --------------------------
                                                                        2001           2000           2001           2000
                                                                        -----          -----          -----          -----
Basic .........................................................         2,812          2,819          2,813          2,781
Net effect of dilutive stock options ..........................            --             11             --              4
                                                                        -----          -----          -----          -----
Diluted .......................................................         2,812          2,830          2,813          2,785
                                                                        =====          =====          =====          =====

Total options and warrants outstanding ........................           998            705            998            705
                                                                        =====          =====          =====          =====
Options and warrants not considered because effects of
inclusion would be anti-dilutive ..............................           998            668            998            668
                                                                        =====          =====          =====          =====

4.   Line of Credit

     On May 18, 2000, we entered into the GE facility. The agreement permits borrowings up to $15 million. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement. As noted above in footnote No. 2, Liquidity and Subsequent Events, at September 30, 2001, we were not in compliance with the amended GE facility agreement. We are currently engaged in discussions with GE and expect to satisfactorily conclude those discussions soon. Effective November 9, 2001, outstanding balances bear interest at GE's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 2.875%. Interest is payable monthly and all outstanding principal and interest is due May 17, 2003. The weighted average interest rate on the borrowings was 7.4% for the nine months ended September 30, 2001. The interest rate at September 30, 2001 was 6.0%. As of September 30, 2001, the amounts outstanding under the revolving line of credit amounted to $5.3 million and we had approximately $0.8 million of net borrowing availability, after defined reserves of $1.3 million.

5.   Income Taxes

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                        For the Three Months Ended     For the Nine Months Ended
                                                                               September 30,               September 30,
                                                                        --------------------------    --------------------------
(In Thousands)                                                              2001          2000            2001          2000
                                                                           -----         -----           -----         -----
Tax provision at statutory rate ....................................       $(427)        $ 296           $(904)        $ 871
Other ..............................................................          15             5              15             5
State income taxes (benefit) net of federal income tax effect ......         (54)           36            (109)          118
                                                                           -----         -----           -----         -----
                                                                           $(466)        $ 337           $(998)        $ 994
                                                                           =====         =====           =====         =====

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


6.   Severance Expenses

     On March 14, 2001, upon the resignation of our President, Mr. Ted Dillard, the Company and Mr. Dillard entered into a Severance Agreement and Mutual Release ("Severance Agreement"). The Severance Agreement, among other things, calls for: (a) severance to Mr. Dillard of $210,000 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; (b) accelerated vesting of options to purchase 5,556 shares of our Common Stock that were due to vest on March 31, 2001; (c) extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and (d) extension of the maturity date of a loan by the Company from October 12, 2001 until July 17, 2003. The total cost of the Severance Agreement (including legal and professional fees and a $10,000 consulting fee paid to Samuel E. Hunter, a director of the Company) is approximately $339,000 and was expensed in the first quarter of 2001. In addition, through March 31, 2001, we incurred approximately $100,000 in severance expenses related to a reduction in our workforce as a result of the downturn in the economy.

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

8.   Related Party Transactions

     During 2000, 1999 and 1998, we paid various expenses on behalf of Mr. Moore or various entities that he controls in the amount of approximately $345,000, $72,000, and $77,000, respectively. Amounts advanced in fiscal 2000 and 1999 bear interest at prime plus 0.125%. The majority of these amounts are related to litigation associated with a lawsuit with Ditto Properties, Inc. The balance outstanding at September 30, 2001 of $418,000 was collateralized by a first lien on 25,000 shares and a subordinated lien position on approximately 616,700 shares of our common stock held by Mr. Moore or various entities that he controls. The aggregate principle balance of the loans to Mr. Moore or various entities that he controls that are collateralized by the senior liens on such pledged shares exceeded the market value of the shares at September 30, 2001. The 25,000 shares of our common stock are also pledged to our Company as collateral for a note purchase agreement with Compass Bank. While the market value of the collateral pledged is less than the outstanding balance owed to us, we believe, based upon personal financial information provided by Mr. Moore, that Mr. Moore or various entities that he controls have the available financial resources to satisfy the obligation to us.

     The Company and Mr. Moore have agreed to, among other things, that no additional uncollateralized advances to Mr. Moore will be made. Additionally, the Company and Mr. Moore have agreed to minimum payment terms of the principle and interest due associated with such advances. Through November 13, 2001, Mr. Moore was in compliance with the terms of his repayment agreement with the Company.

     On January 12, 1999, we entered into (a) a Note Purchase Agreement with the Bank and L.P. No. 2 (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which we agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the stated amount of $500,000, (current balance as of November 9, 2001 was $326,664) and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 168,500 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and / or Mr. Moore to (i) pledge to us an additional 50,000 shares (subsequently reduced to 25,000 shares) of the Company's common stock to collateralize us under the terms of both the Agreement and the Related Agreement, (ii) pay us for entering into the Agreement by conveying to us 5,000 shares of our common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of our common stock pursuant to options previously granted to Mr. Moore by the Company. The proceeds from the loans evidenced by the Notes were used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of our common stock

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


8.   Related Party Transactions (continued)

pursuant to exercising stock options previously granted to him by the Company.

     As previously noted in footnote No. 2, "Liquidity and Subsequent Events", on October 24, 2001, the Company was notified by the Bank that, pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Bank, L.P. No. 2, Mr. Moore and the Company, the Bank was demanding that the Company purchase the liabilities as defined in the Note Purchase Agreement.

9.   Contingencies

     In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against L.P. No. 2, which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation.

     On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortious interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and
(ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6,519,200, punitive and exemplary damages totaling at least $26,076,800, interest on the amount of damages incurred, legal fees and attorney fees.

     In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which L.P. No. 2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1,500,000 in cash (the "Cash Escrow Amount"),
(b) in October, 1996, the Company, L.P. No. 2 and Mr. Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages (ultimately the lawsuits filed by all parties were combined into one proceeding in the Court), (c) on June 25, 1997, the Court granted a summary judgment to L.P. No. 2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (d) in July, 1997 L.P. No. 2 delivered to the Special Master the Cash Escrow Amount, (e) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of L.P. No. 2 (f) all of the LP Shares owned by L.P. No. 2 have been pledged to secure indebtedness obligations of L.P. No. 2, including indebtedness owed to the Company, and (g) pursuant to agreements involving L.P. No. 2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1,500,000 to approximately $625,000.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9.   Contingencies (continued)

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, the Company, Mr. Moore and L.P. No. 2 have decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) has authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

     At this time, the trial date for the Ditto Litigation is January 28, 2002. No amount of loss reserves has been established by the Company with respect to the Ditto Litigation because management of the Company does not believe that the Ditto Litigation will adversely impact the Company's financial condition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Service Revenue Summary:

(US $ in millions)                                                 For the Three Months Ended           Increase /
                                                                          September 30,                 (decrease)
                                                              ---------------------------------    ----------------
                                                                   2001                  2000        2001 vs. 2000
                                                                  -------               -------      -------------
Permanent placements ..............................               $   3.6               $   8.1           $(4.5)
Contract and specialty placements .................                  14.0                  13.5             0.5
                                                                  -------               -------           -----
Net service revenue ...............................               $  17.6               $  21.6           $(4.0)
                                                                  =======               =======           =====

     For the quarter ended September 30, 2001, net service revenue decreased $4.0 million, or 19%, to $17.6 million as compared to $21.6 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements increased $0.5 million, or 4%, as a result of increased contract placements with existing customers and the addition of new customers. Permanent placement revenue decreased $4.5 million, or 56%. The decline in permanent placement revenue is the result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the softening of the economy as well as the effect of the events of September 11. Contract placement and specialty services revenue accounted for 80% of revenue for the quarter ended September 30, 2001, up from 62% for the previous year period.

     For the quarter ended September 30, 2001, the total gross margin decreased $4.4 million, or 41%, to $6.4 million as compared to $10.8 million in the previous year period. All of the absolute decrease in gross margin dollars is due to the decline in revenue from permanent placements. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the three months ended September 30, 2001 remained constant at 20%, as compared to the previous year period.

     Operating expenses were $7.3 million for the quarter ended September 30, 2001, down $2.4 million as compared to the previous year period. Included in operating expenses for the three months ended September 30, 2001 was $3.1 million of variable sales expenses, which were down $2.0 million as compared to the previous year period due to the decline in permanent placement revenue. In addition, as a result of cost reduction programs initiated in the second and third quarters of fiscal 2001, general and administrative expenses were reduced $0.4 million as compared to the previous year period and amounted to $3.8 million.

     Depreciation and amortization expense amounted to $0.5 million, the same as in the previous year period.

     For the quarter ended September 30, 2001, net interest expense amounted to $0.3 million, an increase of $0.1 million. This expense is primarily associated with borrowings on line of credit and deferred payment obligations related to our acquisitions.

     For the quarter ended September 30, 2001, we incurred a net loss before taxes of $1.2 million, as compared to net income before taxes of $0.8 million in the previous year period. The reduction in revenue from permanent placements contributed to the change in net income before taxes.

     As a result of the loss noted above, for the quarter ended September 30, 2001, we recorded an income tax benefit of $0.5 million as compared to income tax expense of $0.3 million for the quarter ended September 30, 2000.

     As a result of the items discussed above, we reported a net loss of $0.8 million for the quarter ended September 30, 2001 as compared to net income of $0.5 million for the previous year period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Service Revenue Summary:

(US $ in millions)                                                 For the Nine Months         Increase /
                                                                   Ended September 30,         (decrease)
                                                                   -------------------       -------------
                                                                   2001          2000        2001 vs. 2000
                                                                   -----         -----       --------------
Permanent placement .................................              $15.4         $23.9           $(8.5)

Contract and specialty placements ...................               42.0          35.6             6.4
                                                                   -----         -----           -----
Net service revenue .................................              $57.4         $59.5           $(2.1)
                                                                   =====         =====           =====

     For the nine months ended September 30, 2001, net service revenue decreased $2.1 million, or 4%, to $57.4 million as compared to $59.5 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements increased $6.4 million. Approximately $2.2 million of the increase in revenue derived from contract and specialty placements was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. The balance of the growth in revenue from contract and specialty placements of $4.2 million, or 12%, was attributable to increased contract placements with existing customers and the addition of new customers. Permanent placement revenue decreased $8.5 million, or 36% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the softening of the economy and the effects of the events of September 11. Contract placement and specialty services revenue accounted for 73% of revenue for the nine months ended September 30, 2001, up from 60% for the previous year period.

     For the nine months ended September 30, 2001, gross margin decreased by $7.6 million, or 24%, to $23.9 million as compared to $31.5 million in the previous year period. All of the absolute decrease in gross margin dollars is due to the decline in permanent placement revenues. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the nine months ended September 30, 2001 was 21%, the same as for the previous year period.

     Operating expenses amounted to $25.9 million for the nine months ended September 30, 2001, a decrease of $2.7 million as compared to the previous year period. Included in operating expenses for the nine months ended September 30, 2001 was $12.3 million of variable sales expenses, which were down $3.3 million as compared to the previous year period due to the decline in permanent placement revenue. In addition, for the nine months ended September 30, 2001, general and administrative expenses amounted the $11.7 million, the same as in the previous year period. Depreciation and amortization expense amounted to $1.4 million as compared to $1.3 million in the previous year period. This increase is due to amortization expense related to our acquisitions.

     For the nine months ended September 30, 2001, net interest expense was $0.7 million, an increase of $0.3 million as compared to the previous year period. Such expense is primarily associated with borrowings on line of credit and deferred payment obligations related to our acquisitions.

     For the nine months ended September 30, 2001, we recorded a charge for severance expense of $0.4 million, of which approximately $0.3 million was related to the resignation of our former president. No severance expenses were reported in the previous year period.

     For the nine months ended September 30, 2001, we reported a net loss before taxes of $2.6 million, as compared to net income before taxes of $2.5 million in the previous year period. The reduction in revenue from permanent placements and the severance costs noted above, contributed to the change in net income before taxes.

     During the nine months ended September 30, 2001, we reported an income tax benefit of $1.0 million as compared to income expense of $1.0 million for the nine months ended September 30, 2000.

     As a result of the items discussed above, we reported a $1.6 million net loss for the nine months ended September 30, 2001 as compared to net income of $1.5 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2001, our net cash flow used in operations, principal payments under long-term debt and capital lease obligations, a net reduction of the GE facility and capital expenditures were provided by the obligations not liquidated because of outstanding checks.

     As of September 30, 2001, we were not in compliance with the amended financial covenant under the GE facility. We are currently engaged in discussions with GE and expect to satisfactorily conclude those discussions soon.

     The GE facility permits borrowings of up to $15 million based on availability criteria outlined in the agreement. At November 13, 2001, net borrowing availability under the GE facility was approximately $0.5 million after excluding defined reserves of $1.3 million.

     The Company failed to make the required acquisition agreement payments of $1,178,800 and $680,000 to the former owners of Mountain, LTD. ("Mountain") and Texcel ("Texcel"), respectively, which were due on October 1, 2001 and October 8, 2001, respectively. In addition, under the terms of the Mountain acquisition agreement, because the Company was unable to make the minimum payment due on October 1, 2001, fifty percent (50%), or $549,000 of the payment due on October 1, 2002 is also now due. The Company is currently negotiating to defer and restructure these payment obligations. It is expected that any agreements entered into will include provisions which will comply with the guidelines set forth in the GE facility requiring that the Company maintain minimum availability, as defined in the agreement of approximately $1.0 million, after making payment obligations to the former owners of Mountain and Texcel and excluding currently defined reserves of $1.3 million.

     On October 24, 2001, the Company was notified by the Bank that, pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Bank, L.P. No. 2, Inc., Mr. Moore and the Company, the Bank was demanding that the Company purchase the liabilities as defined in the Note Purchase Agreement. As of November 9, 2001 the gross amount requested to be paid by the Bank is $326,664. The Bank obligation is currently secured by 165,000 shares of the Company stock pledged to the Bank by L.P. No. 2 and or Mr. Moore. Based on the current market price of DCRI stock on November 9, 2001, the unsecured balance of the liability of all parties involved to the Bank is approximately $121,000. Under the terms of the GE facility, the company does not have funds available to purchase this liability. L.P. No. 2, Inc., Mr. Moore and the Company are currently negotiating with the Bank to amend the Note Purchase.

     We have reported losses for the nine months ended September 30, 2001. In addition, given the current state of the economy, we may continue to report losses for the foreseeable future.

     We are currently evaluating various financing and restructuring strategies, to be utilized to meet the working capital requirements of the company as well as satisfy our acquisition obligations. We recently engaged Roth Capital Partners, Inc. to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

     Inflation has not had a significant effect on our operating results.


RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all years beginning after September 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments. In September 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill, 2) the ceasing amortization of goodwill, and 3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We expect to adopt SFAS 142 on January 1, 2002. We have not yet determined what the impact of SFAS 142 will be on our results of operations and financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at September 30, 2001, on an annualized basis interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $5.3 million at September 30, 2001.

ITEM 1.   LEGAL PROCEEDINGS

     In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against L.P. No. 2, which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation.

     On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortuous interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and
(ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6,519,200, punitive and exemplary damages totaling at least $26,076,800, interest on the amount of damages incurred, legal fees and attorney fees.

     In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which L.P. No. 2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1,500,000 in cash (the "Cash Escrow Amount"),
(b) in October, 1996, the Company, L.P. No. 2 and Mr. Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages (ultimately the lawsuits filed by all parties were combined into one proceeding in the Court), (c) on June 25, 1997, the Court granted a summary judgment to L.P. No. 2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (d) in July, 1997 L.P. No. 2 delivered to the Special Master the Cash Escrow Amount, (e) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of L.P. No. 2 (f) all of the LP Shares owned by L.P. No. 2 have been pledged to secure indebtedness obligations of L.P. No. 2, including indebtedness owed to the Company, and (g) pursuant to agreements involving L.P. No. 2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1,500,000 to approximately $625,000.

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, the Company, Mr. Moore and L.P. No. 2 have decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) has authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

     At this time, the trial date for the Ditto Litigation is January 28, 2002. No amount of loss reserves has been established by the Company with respect to the Ditto Litigation because management of the Company does not believe that the Ditto Litigation will adversely impact the Company's financial condition.

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

Not Applicable.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

     Effective as of November 1, 2001, A. Clinton Allen resigned as a member of the Board of Directors of the Company. In connection with Mr. Allen's resignation, the Company elected to (a) to vest the options to purchase 12,500 shares of our common stock which other wise would not have vested until December 31, 2001, and (b) extend until December 31, 2002 the time period within which Mr. Allen has to exercise all options which have been granted by us to Mr. Allen. No replacement has been named to fill Mr. Allen's position as a director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     10.1 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Company and J. Michael Moore. *

     10.2 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Company and Anthony G. Schmeck. *

* Filed herewith

B.   Reports on Form 8-K

     On October 9, 2001, we filed with the Securities and Exchange Commission, a report on Form 8-K, to report a change in our Certifying Accountants from PricewaterhouseCoopers LLP to Weaver and Tidwell, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIVERSIFIED CORPORATE RESOURCES, INC.
                                                     Registrant


DATE:  November 14, 2001                    By:  /s/ J. Michael Moore
                                                -------------------------------
                                                J. Michael Moore
                                                CHIEF EXECUTIVE OFFICER
                                                (Principal Executive Officer)



DATE:  November 14, 2001                    By:  /s/ James E. Filarski
                                                -------------------------------
                                                James E. Filarski
                                                PRESIDENT


DATE:  November 14, 2001                    By: /s/ Anthony G. Schmeck
                                                -------------------------------
                                                Anthony G. Schmeck
                                                CHIEF FINANCIAL OFFICER
                                                (Principal Financial Officer)