Form 10-K
period 2001-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2002-04-24
CIK 779226

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-13984

                       ----------------------------------
                      DIVERSIFIED CORPORATE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                         75-1565578
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)


                    10670 NORTH CENTRAL EXPRESSWAY, SUITE 600
                               DALLAS, TEXAS 75231
                    (Address of principal executive offices)

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2002, was approximately $1,258,000, based on the closing sales price of the registrant's common stock on the American Stock Exchange on such date. For purposes of this computation, all executive officers, directors and ten (10%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten (10%) beneficial owners are affiliates. As of April 12, 2002, 2,811,865 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrants' definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

Company Overview

         Diversified Corporate Resources, Inc. (the "Company," "our," "we," or "us,") is an employment services firm focused on providing recruited staffing solutions for clients requiring personnel with skills in engineering/technical, information technology, and other professional disciplines. We deliver these services by providing clients with solutions in permanent/ specialty placement and/or contract placement.

         Largely due to the deterioration of economic conditions throughout 2001, we pursued the implementation of several business initiatives designed to improve our business operations and sharpen our focus in our market and service delivery strategies. This has resulted, we believe, in a more efficient organization that focuses our recruiting efforts in these core skill disciplines. We believe these skills are most closely correlated to overall business spending, including capital expenditures and will be in the forefront of demand as the economy continues on its anticipated 2002 recovery.

         The majority of our Company's revenue is generated from staffing services provided to the following industries; Telecommunications (primarily regional Bell operating companies, independent telephone companies, local exchange carriers, competitive local exchange carriers and wireless communications), High Technology, Manufacturing, State Governmental Agencies, Financial Services and Health Care. Of those listed above Telecommunications represents the largest, accounting for approximately 45% of all 2001 revenue earned. In late 2001, we began PharmaSearch to capitalize on the continuing growing trend in demand from Pharmaceutical and Bio Sciences industries. Our business strategy is to provide recruiting solutions in engineering/technical, information technology, and other professional disciplines to clients throughout North America. We provide these solutions through two distinct business units: our Direct Placement / Specialty business and our Contract Group business. As of March , 2002, our Company had offices located in the following locations:

        Arizona                           Phoenix
        Colorado                          Denver
        Georgia                           Atlanta
        Idaho                             Meridian
        Illinois                          Chicago
        Maine                             Portland
        Missouri                          Kansas City
        North Carolina                    Raleigh
        Pennsylvania                      Philadelphia
        Texas                             Dallas/Fort Worth, Houston and Austin

         During 2001 we also announced the engagement of Roth Capital Partners, LLC, as our financial advisor to assist us in evaluating our strategic options and provide us with ongoing assistance in pursuing those options. As of March 31, 2002, the engagement is ongoing.

Industry Overview

         Unemployment increased to 5.8% in December 2001 according to the United States Department of Labor's Bureau of Labor Statistics. The December labor report indicated that personnel supply services (SIC 736) posted its worst year over year job loss of 15.4% in December, 2001. However, by February 2002, unemployment declined to 5.5%, an encouraging trend. In addition, the rate of year-over-year job loss in the personnel supply services sector declined to 13% in February, while the GDP for the fourth quarter 2001 increased at an annual rate of 1.4%, as compared to decreasing in the third quarter at an annual rate of 1.3%. In addition, through February 2002, the Index of Leading Economic Indicators ("LEI") was up 2.4 percent from its value six months ago in August 2001. The Conference Board indicated in its March 21, 2002 report that should this trend continue, it believes that the trough of the recession would most likely be November 2001. These recent trends have led some industry observers to project that the overall employment marketplace will begin to show improvement by the second half of 2002 behind an improving economy.

Business Strategy

         Our overall business mission is to become a nationally recognized leader in recruited staffing solutions, including permanent/specialty placement and contract placement for high-end niche employment markets. We are committed to a long-term strategy of building and expanding our core recruiting expertise in the disciplines of engineering/technical, information technology and other professional skill sets. Historically we have pursued this strategy through several key elements including increasing management expertise and market share through acquisitions, providing e-commerce solutions for clients, focus on highly skilled labor markets and time proven recruiting methods. Further details of these key elements are:

Increase management expertise and market share through acquisition

         Our Company has increased its national presence through the implementation of an acquisition oriented growth strategy, which we used to expand each of our service offerings. These acquisitions provided us with additional management depth and market share in our core skill disciplines. Additionally, these acquisitions provided us with increased exposure to industries such as telecommunications and healthcare. Completed acquisitions in 1998 through 2000 are as follows:

         .    Fiscal 2000-Acquired Datatek Corporation located in Phoenix,
              Arizona

         .    Fiscal 1999-Acquired Mountain, Ltd., located in Portland, Maine

         . Fiscal 1998-Acquired Texcel, Inc. and Texcel Technical Services, Inc. located in Philadelphia, Pennsylvania


         Datatek Group Corporation ("Datatek") is primarily a contract placement firm providing information technology recruited staffing solutions to the financial services industry and to the health insurance industry with expertise in both the private and public sectors of the health insurance industry to clients located throughout the United States. Since 1992, the focus of Datatek or its predecessor has been on providing a wide variety of services including technical personnel support, consulting services and project management to its customer base.

         Mountain, Ltd. ("Mountain") is primarily a contract placement firm providing recruited staffing solutions to companies in the telecommunications industry located throughout the United States Since 1979, Mountain built an outstanding reputation as a contract services firm for the established Regional Bell Operating Companies (RBOC's), Independent Telco's, or Local Exchange Carriers (LEC's), and Competitive Local Exchange Carriers (CLEC's) . Mountain also specializes in outside plant and network designs projects, along with most of the associated technical and support disciplines. Mountain historically assumes telephone company ("Telco") project management assignments, as well as Telco project staffing and interim support staffing responsibilities. Most recently, Mountain has began to focus on the growing need for personnel to address security issues within a company's technology infrastructure as well as integrating existing Company operations focused on providing staffing solutions to wireless clients.

         Texcel Services, Inc. ("Texcel") is engaged in both permanent and temporary placements of technical and professional specialists, primarily in information technology and engineering/technical disciplines. Texcel has been in business since 1985. Its market area is concentrated in Southeastern Pennsylvania, New Jersey and Delaware. Most recently, Texcel has formed a unit, PharmaSearch, focused on providing recruited solutions to the rapidly growing pharmaceutical and bio sciences industries.

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

Focus on highly skilled labor markets

         We serve our clients by delivering services across various disciplines, such as: engineering/technical, information technology and other professional skills, which generally provide higher margins. We plan to continue to build on our existing strengths by focusing management's time and resources on higher margin services in industries where the demand for our Company's services has been historically strong.

Recruit and retain highly qualified marketable professionals

         Our Company recruits qualified applicants primarily through referrals from other applicants, newspaper and Internet advertising, our extensive applicant databases, job fairs, and various other media advertisements. In order to attract permanent, temporary and contract assignment candidates, our Company places emphasis upon its ability to provide attractive placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. The recruiting of skilled engineering/technical, information technology and other professional skills is a central challenge for participants in the industry. Management believes that we have positioned ourselves to address this challenge in the future with an approach, which includes:

         . Aggressive direct marketing to targeted groups, including professional organizations and industry trade groups;

         . Building/enhancing our internal database system, enhancing our ability to track and manage its applicant database;

         . Increased utilization of the World Wide Web, including advertising and web page development, to attract applicants, and scanning of existing web based resume job services; and,

         .     Offering competitive wage and benefit packages.

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

Current Business Activities

         As previously noted, our Company provides recruited staffing solutions in specific professional and technical skill sets to major industry groups. During 2001 we experienced a decline in the demand for our recruited staffing solutions. This along with the uncertainties associated with the overall macro economic environment caused us to launch a review of our operating structure and market strategies. As we announced in November 2001 we continued to implement initiatives (begun in August 2001 with a Senior Management reorganization) related to a review of our business process, development and communication of operating metrics designed to provide enhanced business decision making and the creation of a more efficient responsibility based organization. The continued implementation of these initiatives has, we believe, resulted in an enhanced command and control structure leading to a more efficient delivery of recruited solutions to our clients. We also began initiatives related to our market and business strategies that included a sharp definition of our core competencies as well as our corporate mission and brand identity.

         The delivery of these services is organized by the functional activities of direct and specialty placement and contract placement of engineering/technical, information technology and other professional personnel. The business methods by which we provide these services generally characterize our classification of activities as the direct/specialty placement or contract placement of professional, IT and engineering/technical personnel.

         Our direct/specialty placement methods approximate the traditional contingency search methods whereby an individual recruiter obtains the client job order, recruits suitable applicants and facilitates the completion of the placement activities. These same recruiters will provide contract, temporary and temp to perm services when requested by clients. We name these services provided by these recruiters Specialty Services due to the high value added nature of the relationship between the recruiter and the client. As of March 31, 2002, these Direct Placement/ Specialty Services are provided through locations in eight cities.

         The contract placement of engineering/technical and information technology personnel is generally a more project specific business, is based on larger volumes of recruited personnel and lasts for time periods generally ranging from four weeks to a year or more. These services are provided clients through a national recruiting hub model whereby most recruiting activities are provided for in a location based on both skill set and industry specialties. Marketing and sales activities are conducted on a national scale by dedicated personnel who turn service and recruiting responsibilities over to those specialists best suited to satisfy client demands. As of March 30, 2002 these contract services are provided through two main hubs located in Phoenix, AZ and Portland, ME. Satellite activities occur in Kansas City MO and Atlanta, GA.

Direct/Specialty Placement Staffing Services

         Our Company, through its Management Alliance Corporation ("Magic") and Texcel business units, usually enters into written contracts with clients, specifying the fee arrangements prior to undertaking any permanent placement services on behalf of such clients. Fees range from 15% to 35% of the first year's annual salary of the newly placed employee. In addition, we generally offer our clients a 30-day guarantee of supporting our direct placement process during which the Company agrees to replace, without additional charge to the client, any newly placed employee who leaves such job. If we are unable to replace the employee, we will generally refund the client's fee, or a prorated portion thereof, depending upon the circumstances.

         Specialty/temporary services are provided in virtually all of our core recruiting service disciplines. Generally, these are engagements of a shorter nature and in a lesser number of personnel at each client than those for contract placement. The services have grown out of demand, primarily from our permanent placement clients, for temporary employment needs, without incurring the associated costs of hiring, training, and providing employee benefits. In addition, temporary-to-permanent placement offers clients the opportunity to make more informed selections before committing to a permanent hire. Temporary staffing services opportunities may arise as a direct result of temporary increases in work volume, special projects, attrition, permanent hire pre-screening, and leaves of absence, among others.

         Specialty/temporary service orders are typically generated as a result of a referral from our existing permanent placement clients, in addition to our marketing efforts. The client outlines the particular staffing need and we, utilizing this information, select an appropriate individual from our database of available temporary personnel. Clients request specialty/temporary personnel for periods generally ranging to several months. Generally, clients are charged an hourly rate for temporary personnel based upon a time card that has been authorized by client supervisory personnel. Substantially all specialty/temporary personnel assigned by our Company are Company employees and we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

Contract Staffing Services

         Our Company's contract staffing services are also within the information technology, engineering/technical disciplines and other professional disciplines. Typically, through its Datatek, Mountain and Information Systems Consulting Corporation ("ISCC") business units, our Company executes a contract prior to commencing business with a client. These contracts do not specify the actual volume of anticipated business nor do they guarantee any level of demand. Instead they provide the terms, pricing (usually time and materials) and other performance conditions we must adhere to when we do provide recruited solutions to clients staffing demands. Generally we offer a limited guarantee based on an individuals job performance over a short period of time. Unsatisfactory job performance can result in an assignment termination.

         Contract staffing job orders are typically obtained by dedicated account sales personnel who market according to industry lines. Using industry knowledge and techniques such as displays at industry trade shows, these individuals demonstrate that our Company has specialized knowledge of the workforce requirements necessary to provide clients with the appropriate recruited solutions.

         The contract personnel we recruit and subsequently place generally are classified as employees and we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. The exception occurs when certain information technology professional personnel meet applicable compliance requirements and are classified as independent contractors.

         Because of our specialized knowledge of specific industries, our Company provides individualized attention to each of our clients and develops and designs tailored service programs based on our clients' unique needs. To increase our contract placement services, we actively seek "approved vendor" status with prospective clients. This process generally involves a rigorous review of our fitness to meet the staffing demands of prospective clients.

Discontinued Operations

         In fiscal 1998, our Company initiated a strategy whereby it began to expand and improve the training of our applicant pool. This strategy was focused on the development of our wholly owned subsidiary Train International, Inc. ("Train"). Through Train, the Company offered a wide range of programs to applicants, clients and independent interested third parties on a fee basis. At December 31, 1999, we approved a plan to sell Train. Effective February 1, 2001, we sold the Train operations to a company owned by the former manager of Train. The sales price was in the form of a royalty of four and one-half percent of all training services performed by such company for three years following the closing of the sale. Our Company intends to continue to utilize the services of Train on an as needed basis.

         Also in December 1999, our Company sold all of the assets of the Geier Assessment and Performance Systems, Inc. ("GAPS") to the former owners and managers of the GAPS operations. The sales price was in the form of a $0.2 million promissory note, payable over a ten-year time period, and a royalty of four percent from the sale of our Company's proprietary GAPS software during the life expectancy of such product.

         As a result of the above, the results of operations for fiscal years 2000 and 1999 for Train and 1999 for GAPS have been reflected as "Discontinued Operations."

Customers

         We provide personnel and human resources solutions to several Fortune 500 companies and many of the nation's larger companies.

Marketing and Brand Identity

         Our Company's marketing efforts are largely implemented at the local office level and are focused on higher margin employment markets. Historically, our staffing services marketing efforts have relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, on yellow pages and newspaper advertising, and direct mail. However, client visits have begun to play a more important role in our staffing services marketing efforts.

         We have continued to consider the most effective way to capitalize on the strong local brands in our existing businesses (Magic and ISCC) as well as our recently acquired businesses (Datatek, Mountain and Texcel). The reorganization and business initiatives noted have provided a beginning to the creation of an overall brand identity. We continue to take this issue under consideration while at the same time creating the organizational environment in which historically distinct brand names may be brought together.

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

     The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of our competitors possess substantially greater resources than our Company. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integration, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, ranging from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include the appropriate technical services, information technology and permanent placement business units of Adecco SA, CDI Corp, MPS, Inc. and Manpower, Inc. as well as several other privately held firms. Other companies we compete with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staff, PLC, Comforce Corp., Hall Kinion & Associates, Inc., National Technical Systems, Inc., and National TechTeam, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitor(s). In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation, that also offer contract staffing services. National and regional consulting firms also offer certain employment staffing services. Finally, we face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

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

Employees

     In addition to the non-permanent and contract personnel from time to time employed by our Company for placement with clients, we had 302 full-time employees as of December 31, 2001. Of these employees, 230 were personnel consultants and office managers paid on a commission basis and 72 were administrative and executive salaried employees. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our Company and its wholly owned subsidiaries currently lease approximately 34,000 square feet in Dallas, Texas; the term of this lease is ten years. We also lease approximately 21,000 square feet in Houston, Texas; 3,200 square feet in Austin, Texas; 3,600 square feet in Kansas City, Missouri; 6,400 square feet in Atlanta, Georgia; 5,200 square feet in Chicago, Illinois; 11,575 square feet in Philadelphia, Pennsylvania; 6,500 square feet in Denver Colorado; 6,300 square feet in Raleigh, North Carolina; 3,500 square feet in Yarmouth, Maine; and 3,400 square feet in Phoenix, Arizona. Such leases generally range from three to five years. The current cost of all of our office leases is approximately $2.5 million per annum.

     We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against DCRI L.P. No. 2 ("L.P. No. 2"), which is controlled by Mr. J. Michael Moore ("Mr. Moore"), our Chairman and Chief Executive Officer. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the litigation involved (herein referred to as the "Ditto Litigation").

     On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortious interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and
(ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6.5 million punitive and exemplary damages totaling at least $26.1 million, interest on the amount of damages incurred, legal fees and attorney fees. At this time, the trial date for the Ditto Litigation is now scheduled for August 19, 2002.

     In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which L.P. No. 2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1.5 million in cash (the "Cash Escrow Amount"), (b) in October, 1996, the Company, L.P. No. 2 and Mr. Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages, (c) Ditto has previously filed a third lawsuit against Mr. Moore and one of the entities controlled by Mr. Moore in connection with certain oil and gas activities, unrelated to the Company's business, involving the parties to the litigation, (d) ultimately all of the foregoing lawsuits were combined into one proceeding in the Court, (e) on June 25, 1997, the Court granted a summary judgment to L.P. No. 2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (f) in July, 1997 L.P. No. 2 delivered to the Special Master the Cash Escrow Amount, (g) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of L.P. No. 2 (h) all of the LP Shares owned by L.P. No. 2 have been pledged to secure indebtedness obligations of L.P. No. 2, including indebtedness owed to the Company, and (i) pursuant to agreements involving L.P. No. 2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1.5 million to approximately $0.6 million.

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and related parties in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, in 2001 the Company determined that it should have separate counsel from Mr. Moore and L.P. No. 2. In 2001, the Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $0.25 million to fund legal fees and expenses anticipated to be incurred by Mr. Moore and related parties in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of these Indemnification Agreements is filed as Exhibit 10.2 to our Form 10-Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company. Through March 31, 2002, the Company has expended approximately $0.2 million (in connection with the aforesaid $0.25 million to be paid to or for the benefit of Mr. Moore) on behalf of Mr. Moore in the defense of the Ditto matter. Since engaging its own counsel in connection with the Ditto Litigation, the Company has paid for the legal fees and expenses of our counsel. No amount of loss reserves has been established with respect to the Ditto Litigation because management of the Company does not believe that the amount of any damage claims against the Company in connection with the Ditto Litigation should adversely impact our financial condition.

     We are also involved in certain other litigation and disputes not noted. With respect to these matters, management believes the claims against us are without merit and has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock has been traded on the American Stock Exchange under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in pink sheets under the symbol "HIRE". The following table sets forth the range of high and low sales prices for the Common Stock as reported on the American Stock Exchange.

                                     2001                2000
                                     ----                ----
                                High       Low      High      Low

Quarter Ended:
   March 31                    $3.800    $2.813    $3.750    $2.250
   June 30                      3.550     1.480     3.313     2.625
   September 30                 1.790     1.400     5.500     2.750
   December 31                  1.490     0.800     4.500     2.625

     In November 2001, our Company entered into an agreement with Roth Capital Partners, LLC, pursuant to which Roth Capital Partners, LLC, has committed to provide certain investment banking services for the benefit of the Company. As part of the consideration for these services, our Company has agreed to issue warrants to purchase 76,000 shares of our Common Stock with an exercise price of $1.03 per share and an expected expiration date of November 15, 2006. While the Company has not yet executed a formal warrant document with respect to these warrants, the issuance of these warrants, and the shares to be issued upon exercise of these warrants, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The agreement referred to above was a privately negotiated transaction without solicitation or advertising with an investment banker that is a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning, our Company that it needed to make an informed decision with respect to the agreement, including the warrants to be granted thereunder, and the shares to be issued upon exercise of these warrants. The warrants, and the shares to be issue upon exercise of such warrants, will bear a legend with respect to the restrictions on transfer of the warrants and the underlying shares of our Stock to be acquired on exercise of the warrants.

     Effective as of October, 2001, our Company entered into agreements with the former owners of Mountain and Texcel in connection with restructuring the repayment terms of the debt obligations payable by the Company to such persons. In connection with such agreements, the Company has tentatively agreed to issue warrants to purchase, for $1.09 per share, an aggregate of 117,800 and 86,680 shares of our Common Stock to the former owners of Mountain and Texcel, respectively. Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The agreements referred to above were privately negotiated transactions without solicitation or advertising with individuals who are "sophisticated investors" within the meaning of the Securities Act and had access to all the information concerning our Company that it needed to make an informed decision with respect the agreements involved, the Company, the issuance of these warrants, and the shares to be issued upon exercise of these warrants. The documents to evidence these warrants and shares will bear a legend with respect to the securities restrictions on transfer.

     In October, 2001, we committed to issue 24,444 shares of Common Stock to certain employees of Texcel. None of these shares have been issued, but all of such shares are to be issued as a discretionary stock award and not in lieu of compensation or an earned or mandatory bonus payment and, therefore, such issuance did not constitute a sale of securities under Section 5 of the Securities Act.

     We had approximately 334 holders of record of Common Stock as of December 31, 2001. While we know that a number of beneficial owners of our Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

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

     Selected Financial Operating Results for fiscal years ended December 31, 2001 through 1997:


Years Ended December 31,                                                    2001        2000         1999        1998        1997
------------------------                                                    ----        ----         ----        ----        ----
                                                                             (In thousands, except earnings per share amounts)
Operating results:
   Net staffing service revenue                                      $  71,593    $ 81,005     $ 53,644    $ 41,566    $ 33,812
   Gross margin                                                         28,985      42,123       34,060      28,395      23,202
   Income (loss) from continuing operations before discontinued
      operations,  income taxes and extraordinary item                  (4,872)      2,983        2,222       3,224       2,480
     Income tax (benefit) expense                                         (894)      1,190          855       1,169        (123)
   Income (loss) from continuing operations                             (3,978)      1,793        1,368       2,055       2,603
   Loss from discontinued operations, net of income tax benefit              -        (81)       (1,305)       (477)          -
   Income (loss) before extraordinary item                              (3,978)      1,712           63       1,578       2,603
   Extraordinary item, net of income taxes
                                                                             -           -            -           -          57
                                                                     ---------    --------      -------    --------    --------
   Net income (loss)                                                 $  (3,978)   $  1,712      $    63    $  1,578    $  2,660
                                                                     =========    ========      =======    ========    ========

Earnings per common share:
   Income (loss) from continuing operations before discontinued operations and extraordinary item:
      Basic                                                          $   (1.41)   $   0.64      $  0.49    $   0.75    $   1.33
      Diluted                                                        $   (1.41)   $   0.64      $  0.49    $   0.72    $   1.25
   Loss from discontinued operations:
      Basic                                                                  -    $  (0.03)     $ (0.47)   $  (0.18)          -
      Diluted                                                                -    $  (0.03)     $ (0.47)   $  (0.17)          -
   Extraordinary item:
      Basic                                                                  -           -            -           -    $   0.03
      Diluted                                                                -           -            -           -    $   0.03
   Net income (loss):
      Basic                                                          $   (1.41)   $   0.61      $  0.02     $  0.57    $   1.36
      Diluted                                                        $   (1.41)   $   0.61      $  0.02     $  0.55    $   1.28
Weighted average common shares:
      Basic                                                              2,813       2,791        2,760       2,752       1,951
      Diluted                                                            2,813       2,796        2,778       2,858       2,071

Financial Position:
   Working capital (deficit)                                         $  (2,519)   $  8,410      $ 4,112    $  6,468    $  9,455
   Total assets                                                         23,213      31,811       22,548      18,442      15,162
   Short-term debt and current maturities                                6,488       1,449        2,714         709           2
   Long-term debt                                                          424       7,855        1,591       1,203          66
   Stockholders' equity                                                 10,981      14,829       12,928      12,617      11,553

Notes to Selected Financial Operating Results Data:

1. Fiscal 2001 results exclude $750 deferred tax benefit, which is available to offset future years tax expense.
2. Fiscal 2000 results include the results of Datatek as of March 7, 2000; the date the Company completed the acquisition.
3. Fiscal 1999 results include the results of Mountain Ltd. as of August 6, 1999; the date the Company completed the acquisition.
4. Fiscal 1998 results include the results of Texcel as of October 8, 1998; the date the Company completed the acquisition.
5. Fiscal Year 1998 Results of Operations have been reclassified for results of operations for Train and GAPS, which have been reported as Discontinued Operations as of December 31, 1999.
6. Income from continuing operations in fiscal years 1997 has been favorably impacted by the change in valuation allowance for deferred tax assets related primarily to a net operating loss carryforward.
7. Fiscal 2000, 1999, 1998, 1997 results have been reclassified for Direct cost of contract placement and specialty services, to conform to the current year disclosure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service Revenue Summary:

                                              Year ended December 31,        Increase (Decrease)
                                              -----------------------        -------------------
                                             2001      2000      1999   2001 Vs 2000 2000 Vs 1999
                                             ----      ----      ----   ------------ ------------
                                                           (Dollars in millions)

Permanent placements                         $18.2     $31.5     $26.8     $ (13.3)      $  4.7
Contract and Specialty placements             53.4      49.5      26.8         3.9         22.7
                                             -----     -----     -----     -------       ------

Total staffing service revenue               $71.6     $81.0     $53.6      $ (9.4)      $ 27.4
                                             =====     =====     =====      =======      ======

2001 Compared with 2000

     For the year ended December 31, 2001, net service revenue decreased $9.4 million, or 12%, to $71.6 million as compared to $81.0 million for the previous year. As noted in the table above, revenue derived from contract and specialty placements increased $3.9 million. Approximately $2.2 million of the increase in revenue derived from contract and specialty placements was attributable to the inclusion of the results of Datatek, which was acquired in March 2000. The balance of the growth in revenue from contract and specialty placements of $1.7 million, or 3%, was attributable to increased contract placements with existing customers and the addition of new customers. Permanent placement revenue decreased $13.3 million, or 42% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the softening of the economy. Contract placement and specialty services revenue accounted for 75% of revenue for the year ended December 31, 2001, up from 61% for the previous year.

     For the year ended December 31, 2001, gross margin decreased by $13.1 million, or 31%, to $29.0 million as compared to $42.1 million in the previous year. All of the absolute decrease in gross margin dollars is due to the decline in permanent placement revenues. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the year ended December 31, 2001 was 20%, down one percentage point as compared to the previous year.

     Operating expenses amounted to $32.7 million for the year ended December 31, 2001; a decrease of $5.9 million as compared to the previous year. Included in operating expenses for the year ended December 31, 2001 was $14.9 million of variable sales expenses, which were down $6.3 million as compared to the previous year period due to the decline in permanent placement revenue. In addition, for the year ended December 31, 2001, general and administrative expenses amounted to $15.1 million. Included in this amount is $0.6 million of excess rent paid during the year, principally for space at the Company's Dallas office. The Company has entered into new lease agreements effective January 1, 2002, which result in the elimination of this incremental rent expense going forward. Also included in general and administrative expense for 2001 was approximately $0.4 million in legal costs associated with the Ditto matter. General and administrative expenses in 2000 were $15.6 million. Depreciation and amortization expense amounted to $1.9 million as compared to $1.7 million in the previous year period. This increase is due to amortization expense related to our acquisitions. Also during the year ended December 31, 2001, we recorded a $0.8 million charge for restructuring, severance and asset write-offs. Approximately $0.3 million of this charge was related to the resignation of our former president, and $0.2 million was related to the write-off of leasehold improvements and the establishment of a reserve for future rents for facilities no longer occupied.

     For the year ended December 31, 2001, net interest expense was $1.1 million, an increase of $0.5 million as compared to the previous year. Included in the interest expense for the year ended December 31, 2001 was $0. 3 million related to default wavier fees and the write-off of previously deferred commitment fees as a result of the events of default, and $0.1 million associated with the issuance of warrants to the former owners of Texcel and Mountain. The remaining interest expense is associated with borrowings on our line of credit and deferred payment obligations related to our acquisitions.

     For the year ended December 31, 2001, we reported a net loss before taxes of $4.9 million, as compared to net income before taxes of $3.0 million in the previous year. The reduction in revenue from permanent placements and the restructuring and severance costs noted above, contributed to the change in net income before taxes.

     During for the year ended December 31, 2001, we reported an income tax benefit of $0.9 million as compared to income tax expense of $1.2 million for the previous year period. In addition, at December 31, 2001, the Company has a net operating loss carry forward of $1.2 million which it will use to offset future tax expense.

     As a result of the items discussed above, we reported a $4.0 million net loss for the year ended December 31, 2001 as compared to net income of $1.7 million for the previous year.

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

     Gross margin increased as a result of the increase in staffing service revenue, total gross margin increased approximately $8.0 million, or 24%, to $42.1 million for fiscal year 2000 as compared to $34.1 million in the previous year. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the year ended December 31, 2000 was 21%, down six percentage point as compared to the previous year. This decrease is the result of the inclusion of lower margin but higher revenue volume contract operations of our Mountain and Datatek acquisitions.

     Operating expenses amounted to $38.5 million for the year ended December 31, 2000, an increase of $6.9 million as compared to the previous year. Included in operating expenses for the year ended December 31, 2000 was $21.2 million of variable sales expenses, which were up $2.1 million as compared to the previous year period due primarily to the increase in permanent placement revenue. In addition, for the year ended December 31, 2000, general and administrative expenses amounted to $15.6 million, up $4.3 million as compared to the previous year. Inclusion of the operations of Mountain and Datatek accounted for half of the increase in SG&A. The remaining increase is due to increased revenue in our existing business. Depreciation and amortization expense amounted to $1.7 million as compared to $1.2 million in the previous year period. This increase is due to amortization expense related to our acquisitions.

     For the year ended December 31, 2000, we reported net interest expense of $0.6 million, primarily associated with borrowings on our line of credit and interest on deferred payment obligations related to our acquisitions of Texcel, Mountain and Datatek. Interest expense was $0.1 million in fiscal year 1999.

     Included in other expense for 1999 is the write off of $0.2 million of goodwill associated with the previously acquired operations of Carter Financial Services, Inc.

     For fiscal 2000, net income from continuing operations amounted to $1.8 million, an increase of $0.4 million from the previous year.

     Income tax expense from continuing operations was $1.2 million for fiscal 2000 compared to $0.9 million in the previous year. Our effective tax rate has remained fairly consistent.

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

Liquidity and Capital Resources

     For the year ended December 31, 2001, cash provided by operating activities approximated $2.7 million, principally from the collection of accounts receivable. Substantially all of the cash generated was used to repay borrowings under our revolving credit agreement and for capital expenditures approximating $0.4 million.

     As of December 31, 2001, we were not in compliance with the amended terms and conditions of our financing agreement with our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender has verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible, in its efforts to secure a new lending agreement with a new lender.

     The Company has also failed to make the required acquisition agreement payments of $1.2 million, $0.9 million and $0.2 million to the former owners of Mountain, Texcel, and Datatek respectively, which were due on October 1, 2001, October 8, 2001, and January 1, 2002, respectively. The Company has entered into agreements with the former owners of each of Mountain, Texcel and Datatek pursuant to which our payment obligations have been deferred for varying periods of time subject to the Company timely funding the installment obligations payable to each of these former owners. At this time, the Company is in compliance with the terms of such agreements. The agreements with both Texcel and Mountain contain certain cross-default clauses so that a default under one transaction will constitute a default under the other transaction.

     Pursuant to the Note Purchase Agreement entered into in January 1999, by and between DCRI LP No. 2 ("LP No. 2"), Mr. J. Michael Moore, our Chairman and Chief Executive Officer, Compass Bank and the Company, the Company is obligated to purchase from the Bank the promissory notes (the "Notes") issued by LP No. 2 to the Bank. In March 2002, the Company was notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank which upon completion would eliminate the Company's obligation to the Bank. As of April 21, 2002 the amount payable to the Bank is approximately $0.3 million. The Bank obligation is currently secured by 168,500 shares of our common stock pledged to the Bank by LP. No. 2 and or Mr. Moore. Based on the current market price of our common stock on April 21, 2002, the unsecured balance of the liability to the bank by all parties involved is approximately $0.2 million. While there can be no assurance that the purchase of the Notes by this new entity will be successful, the Company has previously notified the Bank that under the terms of our lending agreement, the Company does not have funds available to purchase this liability. Additionally, the Notes are guaranteed by Mr. Moore and we believe, based upon financial information provided by Mr. Moore that Mr. Moore has the financial ability to satisfy the Notes.

     The Company has commitments over the next ten years, under operating and capital leases, of approximately $8.7 million, of which, $1.6 million will be due in 2002.

     We have reported a loss for year ended December 31, 2001 of $4 million. In addition, given the current state of the economy and the cyclical nature of our business, we may continue to report losses for the foreseeable future.

     These factors, among others, indicate that the Company may be unable to continue as a going concern.

     We are currently evaluating various financing and restructuring strategies, to be utilized to meet the working capital requirements of the company as well as satisfy our acquisition obligations.

     In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $0.8 million resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. As a result of a change to federal tax laws in March 2002 which will allow us to carry our operating loss back five years rather than two, we will file an additional claim for refundable income taxes of $0.7 million resulting from the carry back of our operating loss to 1996, 1997 and 1998.

     Lastly, we have engaged Roth Capital Partners, LLC, to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options.

     We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

     Inflation has not had a significant effect on our operating results.

Significant Accounting Policies

Revenue Recognition and Cost of Services

     Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from specialty services and contract placements are recognized upon performance of services. Direct cost of contract placement and specialty services consists of direct wages and related payroll taxes paid to non-permanent personnel.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB 101 has any impact on our consolidated financial statements.

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

Actual Results May Differ from Forward-Looking Statements

     Statements in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, projections or expectations of future financial or economic performance of our Company and statements of our plans and objectives for future operations, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act") and involve a number of risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in our markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our ability to successfully integrate acquisitions or joint ventures with our operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by our Company; our ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; our ability to effectively implement an e-commerce strategy; those factors identified in our Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to our Company, or persons acting on its behalf, are expressly qualified by the Cautionary Disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at December 31, 2001, on an annualized basis interest expense would increase by approximately $0.1 million on the outstanding line of credit borrowings of $3.6 million at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

         See Item 14(a).

Quarterly Results

     Our quarterly operating results have varied in the past and can be expected to vary in the future. Fluctuations in operating results generally are caused by a number of factors, including changes in our services mix, the degree to which we encounter competition in our existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new services introduced by our Company or our competitors, and changes in prices for services offered by our Company or our competitors.

     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period. Fiscal 2000 results been reclassified for direct cost of contract placement and specialty services to conform to the current year presentation.

                                                                   Three Months ended (unaudited)
                                    ----------------------------------------------------------------------------------------------
                                      March      June 30,   Sept. 30,    Dec. 31,   March 31,    June 30,   Sept. 30,    Dec. 31,
                                    31, 2000       2000        2000        2000        2001        2001        2001        2001
                                    --------     -------    --------     --------   --------     -------    ---------    -------
                                                                (In thousands, except per share data)

Net service revenues                  $17,569     $20,311      $21,604     $21,521    $19,931     $19,816     $17,654     $14,192
Direct cost of services                 7,383       9,789       10,821      10,889     10,758      11,459      11,238       9,153
                                      -------     -------      -------     -------    -------     -------     -------     -------
   Gross margin                        10,186      10,522       10,783      10,632      9,173       8,357       6,416       5,039
Operating expenses:
   Variable selling expenses            5,159       5,336        5,101       5,617      4,921       4,292       3,083       2,690
   Selling, general &
      administrative expenses           3,782       3,738        4,217       3,827      4,105       3,813       3,788       3,337
   Restructuring and severance
      expenses                              -           -            -           -        439           -           -         352
    Depreciation and amortization
      expense                             376         427          464         469        483         481         474         480
                                      -------     -------      -------     -------    -------     -------     -------     -------
Operating income (loss)                   869       1,021        1,001         719       (775)       (229)       (929)     (1,820)
                                      -------     -------      -------     -------    -------     -------     -------     -------
Interest and other expenses                59         187          157         224        185         176         290         468
                                      -------     -------      -------     -------    -------     -------     -------     -------
Income (loss) from continuing
   operations before income tax           810         834          844         495       (960)       (405)     (1,219)     (2,288)
Income tax (benefit) expense              321         335          337         197       (378)       (154)       (466)        104
                                      -------     -------      -------     -------    -------     -------     -------     -------
Income (loss) from continuing
   operations                             489         499          507         298       (582)       (251)       (753)     (2,392)
Loss from discontinued operations,
   net of tax benefit                       -           -          (81)          -          -           -           -           -
                                      -------     -------      -------     -------    -------     -------     -------     -------
Net income (loss)                     $   489     $   499      $   426     $   298    $  (582)    $  (251)    $  (753)    $(2,392)
                                      =======     =======      =======     =======    =======     =======     =======     =======
Basic earnings per share:
   From continuing operations         $  0.18     $  0.18      $  0.18     $  0.11    $ (0.21)    $ (0.09)    $ (0.27)    $ (0.85)
   Net income (loss)                     0.18        0.18         0.15        0.11      (0.21)      (0.09)      (0.27)      (0.85)
Diluted earnings per share:
   From continuing operations         $  0.18     $  0.18      $  0.18     $  0.11    $ (0.21)    $ (0.09)    $ (0.27)    $ (0.85)
   Net income (loss)                     0.18        0.18         0.15        0.11      (0.21)      (0.09)      (0.27)      (0.85)
Weighted average shares
   outstanding:
   Basic                                2,739       2,786        2,819       2,819      2,816       2,812       2,812       2,813
   Diluted                              2,739       2,787        2,830       2,829      2,816       2,812       2,812       2,813

                                    15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (i) On October 3, 2001, management of Diversified Corporate Resources, Inc. (the "Company") dismissed PriceWaterhouseCoopers L.L.P. ("PwC") as the Company's independent accountants. Such action was approved by the Company's Board of Directors and Audit Committee on October 5, 2001. In approving the dismissal of PwC, the Company's Board of Directors and Audit Committee cited cost considerations as the reason for the change.

(ii) PwC's reports on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) No event listed in Paragraphs (A) through (D) of Item 304a(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim periods preceding the dismissal of PwC.

(iv) During the two most recent fiscal years and the subsequent interim period preceding the dismissal of PwC, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

(v) A copy of a letter from PwC indicating its agreement with the statements made by the Company in response to Item 4 of Form 8-K is filed as Exhibit 16.1 to the Company's Form 8-K filed on October 9, 2001.

(b) New Independent Accountants

(i) As of October 5, 2001, the Company has engaged Weaver and Tidwell L.L.P. ("Weaver") as the Company's principal accountants to audit the Company's financial statements for the 2001 fiscal year. The action was approved by the Company's Board of Directors and Audit Committee. Neither the Company nor anyone on its behalf has consulted with Weaver regarding (A) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (B) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S- K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

     (ii) Pursuant to Item 304(a)(2)(D) of Regulation S-K, the Company has requested Weaver to review this disclosure before it is filed and has provided Weaver with the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in this disclosure. Weaver has advised the Company that it does not have any new information or clarification of the Company's expression of its views and that it agrees with the statements made by the Company in this disclosure.

                                    PART III

     The information for these items is incorporated by reference to the definitive proxy statement to be filed by our Company with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the close of the fiscal year ended December 31, 2001.

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

          (iii) Exhibits

     Reference is made to the Index to Exhibits on pages 42 through 46 for a list of all exhibits filed as part of this report.

     (b) Reports on Form 8-K

         On October 9, 2001, we filed with the Securities and Exchange Commission, to change our Certifying Accountants from PricewaterhouseCoopers, LLP to Weaver and Tidwell, LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED CORPORATE RESOURCES, INC.
                               Registrant


Date: April 23, 2002           By:                      /s/ J. Michael Moore
                                                        --------------------
                                                         J. Michael Moore
                                                       Chief Executive Officer
                                                     (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2002           By:                        /s/ J. Michael Moore
                                                          --------------------
                                                            J. Michael Moore
                                           Chairman of the Board and Chief Executive Officer
                                                     (Principal Executive Officer)

Date: April 23, 2002           By:                       /s/ James E. Filarski
                                                         ---------------------
                                                           James E. Filarski
                                                         President and Director

Date: April 23, 2002           By:                    /s/ Anthony G. Schmeck, Jr.
                                                      ---------------------------
                                                        Anthony G. Schmeck, Jr.
                                                 Treasurer and Chief Financial Officer
                                    (Principal Financial Officer and Principal Accounting Officer )

Date: April 23, 2002           By:                       /s/ Deborah A. Farrington
                                                       -------------------------
                                                         Deborah A. Farrington
                                                                Director

Date: April 23, 2002           By:                        /s/ Samuel E. Hunter
                                                          --------------------
                                                            Samuel E. Hunter
                                                                Director

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                                          Page No.
                                                                                                                        -----------
Reports of Independent Accountants                                                                                           19

Consolidated Balance Sheets at December 31, 2001 and 2000                                                                    21

Consolidated Statements of Operations for each of the three years ended December 31, 2001,
     2000 and 1999                                                                                                           22

Consolidated Statements of Stockholders' Equity for each of the three years ended
     December 31, 2001, 2000 and 1999                                                                                        23

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001,
     2000 and 1999                                                                                                           24

Notes to Consolidated Financial Statements                                                                                   25

Reports of Independent Accountants on the Financial Statement Schedule                                                       39

Schedule II-Valuation and Qualifying Accounts for each of the three years ended
     December 31, 2001, 2000 and 1999                                                                                        41


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.

     We have audited the accompanying consolidated balance sheet of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $3,978,000 during the year ended December 31, 2001, and, as of that date, had a working capital deficiency of $2,519,000. As described more fully in Note 2, "Liquidity and Management Plans" to the consolidated financial statements, such working capital deficiency is the result of the Company being in default on its revolving credit agreement and the acceleration of certain other payment obligations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2, "Liquidity and Management Plans". The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
April 22, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2001

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                                             December 31,
                                                                                                  ----------------------------------
                                                                                                         2001              2000
                                                                                                  -----------------  ---------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                                $  159            $  499
   Trade accounts receivable, less allowance for doubtful accounts of approximately $340 and
      $1,318 respectively                                                                                    7,281            15,132
   Prepaid expenses and other current assets                                                                   308               356
   Federal income taxes receivable                                                                           1,513               261
   Deferred income taxes                                                                                         -               853
                                                                                                        ----------         ---------

      Total current assets                                                                                   9,261            17,101
Property and equipment, net                                                                                  2,531             3,576
Other assets:
   Intangibles, net                                                                                         10,780            10,492
   Receivables from related parties                                                                            418               418
   Other                                                                                                       223               224
                                                                                                        ----------         ---------
                                                                                                           $23,213           $31,811
                                                                                                        ==========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable and accrued expenses                                                             $ 4,440           $ 7,242
   Obligations not liquidated because of outstanding checks                                                    852                 -
   Borrowings under revolving credit agreement                                                               3,584                 -
   Current maturities of capital lease obligations                                                              99                78
   Current maturities of long-term debt                                                                      2,805             1,371
                                                                                                        ----------         ---------
      Total current liabilities                                                                             11,780             8,691
Deferred lease rents                                                                                            28                45
Deferred income taxes                                                                                            -               391
Borrowings under revolving credit agreement                                                                      -             6,676
Capital lease obligations, net of current maturities                                                           120               230
Long-term debt, net of current maturities                                                                      304               949
                                                                                                        ----------         ---------

      Total liabilities                                                                                     12,232            16,982
                                                                                                        ----------         ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized, none issued - -
   Common stock, $.10 par value; 10,000 shares authorized, 3,397 and 3,397
     shares issued, respectively                                                                               340               340
   Additional paid-in capital                                                                               12,794            12,639
   Retained earnings (deficit)                                                                               (266)             3,712
   Common stock held in treasury (586 and 579 shares, respectively), at cost                               (1,649)           (1,624)
   Receivables from related parties                                                                          (238)             (238)
                                                                                                        ----------         ---------

      Total stockholders' equity                                                                            10,981            14,829
                                                                                                        ----------         ---------

                                                                                                           $23,213           $31,811
                                                                                                        ==========         =========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)



                                                                                                 Years ended December 31,
                                                                                      ----------------------------------------------
                                                                                            2001             2000            1999
                                                                                      ---------------   ---------------   ----------
Net service revenues:
   Permanent placement                                                                   $ 18,163         $ 31,531          $ 26,794
   Contract placement and specialty services                                               53,430           49,474            26,850
                                                                                         --------         --------          --------
                                                                                           71,593           81,005            53,644
Direct cost of contract placement and specialty services                                   42,608           38,882            19,584
                                                                                         --------         --------          --------

Gross margin                                                                               28,985           42,123            34,060
                                                                                         --------         --------          --------
Operating expenses:
   Variable selling expenses                                                               14,986           21,213            19,109
   Selling, general and administrative expenses                                            15,043           15,564            11,282
   Restructuring and severance expenses                                                       791                -                 -
   Depreciation and amortization expense                                                    1,918            1,736             1,207
                                                                                         --------         --------          --------
                                                                                           32,738           38,513            31,598
                                                                                         --------         --------          --------
Other expense items:
   Interest expense, net                                                                    1,117              601                84
   Other expense, net                                                                           2               26               155
                                                                                         --------         --------          --------
                                                                                            1,119              627               239
                                                                                         --------         --------          --------
Income (loss) from continuing operations before income taxes and discontinued
   operations                                                                             (4,872)            2,983             2,223
Income tax (benefit) expense                                                                (894)            1,190               855
                                                                                         --------         --------          --------
Income (loss) from continuing operations before discontinued operations                   (3,978)            1,793             1,368

Discontinued operations, net of income tax benefits:
   Loss from operations of discontinued training operations                                     -                -             (700)
   Loss on disposal of discontinued training operations                                         -             (81)             (605)
                                                                                         --------         --------          --------

Net income (loss)                                                                        $(3,978)           $1,712             $  63
                                                                                         ========         ========          ========
Basic earnings per share:
   Income (loss) from continuing operations                                              $ (1.41)         $   0.64          $   0.49
   Loss from discontinued operations                                                            -           (0.03)            (0.47)
                                                                                         --------         --------          --------

      Net income (loss)                                                                  $ (1.41)         $   0.61          $   0.02
                                                                                         ========         ========          ========

Weighted average common shares outstanding                                                  2,813            2,791             2,760
                                                                                         ========         ========          ========

Diluted earnings per share:
   Income (loss) from continuing operations                                              $ (1.41)         $   0.64          $   0.49
   Loss from discontinued operations                                                            -           (0.03)            (0.47)
                                                                                         --------         --------          --------

      Net income (loss)                                                                  $ (1.41)         $   0.61          $   0.02
                                                                                         ========         ========          ========

Weighted average common and common equivalent shares outstanding                            2,813            2,796             2,778
                                                                                         ========         ========          ========

                See notes to consolidated financial statements

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                                                           Receivables
                                                             Additional       Retained                        From
                                                Common        Paid-In         Earnings       Treasury        Related
                                                Stock         Capital         (deficit)        Stock         Parties          Total
                                               --------      ---------        ---------      --------        --------        -------

BALANCE, December 31, 1998                       $  318        $11,927          $ 1,937      $ (1,350)       $  (215)         12,617
Advances to related parties                           -              -                -              -           (23)           (23)
Tax effect of stock options exercised                 -             23                -              -              -             23
Issuance of common stock                             15            444                -              -              -            459
Treasury stock purchase                                                                          (211)                         (211)
Net income                                            -              -               63              -              -             63
Retirement of treasury stock                        (4)           (16)                -             20              -
                                               --------        -------          -------       --------       --------        -------

BALANCE, December 31, 1999                          329         12,378            2,000        (1,541)          (238)         12,928

Issuance of common stock                             11            261                -              -              -            272
Treasury stock purchase                               -              -                -           (83)              -           (83)
Net income                                            -              -            1,712              -              -          1,712
                                               --------        -------          -------       --------       --------        -------

BALANCE, December 31, 2000                          340         12,639            3,712        (1,624)          (238)         14,829

Value of warrants issued                              -            152                -              -              -            152
Treasury stock purchase                                                                           (25)              -           (25)
Other capital contribution                            -              3                -              -              -              3
Net income (loss)                                     -              -          (3,978)                             -        (3,978)
                                               --------        -------          -------       --------       --------        -------

BALANCE, December 31, 2001                       $  340        $12,794          $ (266)       $(1,649)        $ (238)        $10,981
                                               ========        =======          =======       ========       ========        =======

                 See notes to consolidated financial statements

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands )

                                                                                                     Years Ended December 31,
                                                                                             ---------------------------------------
                                                                                              2001           2000            1999
                                                                                             ---------------------------------------

Cash flow from operating activities:
   Net income (loss)                                                                        $ (3,978)         $ 1,712         $   63
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                                             1,918           1,736          1,272
      Write off of intangible assets and other                                                     93               -            156
      Loss from disposal of discontinued operations                                                 -              81            605
      Provision for allowances                                                                  (978)             306            250

      Income tax effect of options exercised                                                        -               -             23
      Deferred income taxes                                                                       462             212            104
      Deferred lease rents                                                                       (17)            (50)             34
      Accretion of interest on deferred payment obligations                                       153             243            190
      Value of stock and warrants issued                                                          152              17              -
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                                                       8,829         (3,866)        (1,119)
      Federal income taxes receivable                                                         (1,252)           (112)             51
      Prepaid expenses and other current assets                                                   116            (91)           (37)
      Other assets                                                                                  -            (99)          (154)
      Trade accounts payable and accrued expenses                                             (2,802)           1,098          (376)
                                                                                              -------         -------        -------
        Cash provided by operating activities                                                   2,696           1,187          1,062
                                                                                              -------         -------        -------
Cash flows from investing activities:
   Capital expenditures                                                                         (357)           (996)        (1,213)
   Business acquisition costs, net of cash acquired                                              (80)         (3,908)        (3,114)
   Other assets                                                                                  (67)             (9)            (6)
   Loans and advances to related parties                                                            -           (370)           (77)
   Repayment from related parties                                                                   -               -             31

        Cash used in investing activities                                                       (504)         (5,283)        (4,379)
                                                                                              -------         -------        -------
Cash flows from financing activities:
   Obligations not liquidated because of outstanding checks                                       852               -              -
   Issuance of common stock                                                                         3               -            182
   Net repayments on line of credit                                                                 -         (1,480)              -
   Net short-term borrowings                                                                        -               -          1,480
   Advances on long-term line of credit borrowings                                             80,214          58,998              -
   Repayments of long-term line of credit borrowings                                         (83,306)        (52,322)              -
   Repurchase of treasury stock                                                                  (25)            (83)          (212)
   Principal payments under long-term debt obligations                                          (181)         (1,303)          (759)
   Principal payments under capital lease obligations                                            (89)            (62)
                                                                                              -------         -------        -------
        Cash provided by (used in) financing activities                                       (2,532)           3,748            691
                                                                                              -------         -------        -------
   Change in cash and cash equivalents                                                          (340)           (348)        (2,626)
   Cash and cash equivalents at beginning of year                                                 499             847          3,473
                                                                                              -------         -------        -------
        Cash and cash equivalents at end of year                                               $  159          $  499         $  847
                                                                                              =======         =======        =======
Supplemental cash flow information:
   Cash paid for interest                                                                      $  679          $  392         $   31
                                                                                              =======         =======        =======
   Cash paid (refunded) for taxes                                                              $(261)          $1,003         $  322
                                                                                              =======         =======        =======

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands Except Per Share Data)

1. Summary of Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we" or "us"). All inter-company accounts and transactions have been eliminated in consolidation.

         Nature of Operations

         The Company is a Texas corporation and is engaged, through our subsidiaries, in the permanent, specialty and contract placement of personnel in various industries. We currently operate offices in the following locations:

        Arizona                           Phoenix
        Colorado                          Denver
        Georgia                           Atlanta
        Idaho                             Meridian
        Illinois                          Chicago
        Maine                             Portland
        Missouri                          Kansas City
        North Carolina                    Raleigh
        Pennsylvania                      Philadelphia
        Texas                             Dallas/Fort Worth, Houston and Austin

         The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. Our executive offices, located in Dallas, Texas, provide corporate governess, and risk management, as well as certain other accounting and administrative services for our offices.

         Revenue Recognition and Cost of Services

         Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from specialty services and contract placements are recognized upon performance of services. Direct cost of contract placement and specialty services consists of direct wages and related payroll taxes paid to non-permanent personnel. Accounts receivable at December 31, 2001 and 2000 include approximately $80 and $459, respectively, of unbilled receivables that were billed in 2002 and 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB 101 has any impact on our consolidated financial statements.

         Cash and Cash Equivalents

          We consider all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents.

         Fair Value of Financial Instruments

         At December 31, 2001 and 2000, our financial instruments consisted of cash and cash equivalents, notes receivable from related parties, line of credit borrowings and long-term debt. We believe that the recorded values of cash and cash equivalents approximate fair value due to the short term nature of these instruments. We believe that the recorded values of notes receivable from related parties approximate fair value due to the value of the collateral for those receivables. We believe that the recorded value of the line of credit borrowings and long-term debt approximate fair value due to our ability to obtain such borrowings at comparable interest rates.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

1. Summary of Significant Accounting Policies (Continued)

         Obligations not liquidated because of outstanding checks

         Under the terms and conditions of our revolving credit facility, all cash receipts deposited in our lock boxes are swept by our lender daily. This procedure, combined with our policy of maintaining a zero balance in the operating account results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

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

         Advertising Costs

          Advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising expenses amounted to approximately $519, $707 and $919, respectively.

         Earnings Per Share

          Basic earnings per share ("EPS") was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

         Following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted EPS:

                                                                                              2001          2000          1999
                                                                                              ----          ----          ----
Basic                                                                                          2,813          2,791        2,760
Net effect of dilutive stock options                                                               -              6           17
                                                                                               -----          -----        -----
Diluted                                                                                        2,813          2,797        2,777
                                                                                               =====          =====        =====
Options and warrants not considered because effects of inclusion would be anti-dilutive        1,621            577          185

         Income Taxes

         We present income taxes pursuant to Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("FAS 109"). FAS 109 uses an asset and liability approach to account for income taxes, wherein, deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of our assets and liabilities result in deferred tax assets, an evaluation of the profitability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding our ability to recognize the benefits of the assets in future years. Our Company and its subsidiaries file a consolidated federal income tax return.

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

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

1. Summary of Significant Accounting Policies (Continued)

         Reclassifications

         Certain reclassifications have been made to prior year balances to conform to the current year presentation, the most significant of which is that in prior years, variable selling expenses were included in cost of services.

         Intangibles

         Intangibles consist of covenants not to compete and goodwill (excess of purchase price over fair value of net assets acquired) arising from business combinations and are being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms.

         Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt SFAS 142 in 2002, but to date, has not evaluated the potential impact, if any, on the Company's consolidated financial position or results of operations. Intangibles amortization was approximately $604, $541, and $301, in fiscal 2001, 2000 and 1999, respectively.

2.  Liquidity and Management Plans

         We reported a loss for the year ended December 31, 2001 of $3,978. In addition, we had cash on hand of $159, and our current liabilities exceeded our current assets by $2,519.

         Also, as of December 31, 2001, we were not in compliance with the amended terms and conditions of our financing agreement with our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender has verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible , in its efforts to secure a new lending agreement with a new lender.

         The Company has also failed to make the required acquisition agreement payments of $1.2 million, $0.9 million and $0.2 million to the former owners of Mountain, Texcel, and Datatek respectively, which were due on October 1, 2001, October 8, 2001, and January 1, 2002, respectively. The Company has entered into agreements with the former owners of each of Mountain, Texcel and Datatek pursuant to which our payment obligations have been deferred for varying periods of time subject to the Company timely funding the installment obligations payable to each of these former owners. At this time, the Company is in compliance with the terms of such agreements.

         Pursuant to the Note Purchase Agreement entered into in January 1999, by and between DCRI LP No. 2 ("LP No. 2"), Mr. J. Michael Moore, our Chairman and Chief Executive Officer, Compass Bank and the Company, the Company is obligated to purchase from the Bank the promissory notes (the "Notes") issued by LP No. 2 to the Bank. In March 2002, the Company was notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank which upon completion would eliminate the Company's obligation to the Bank. As of April 21, 2002 the amount payable to the Bank is approximately $300. The Bank obligation is currently secured by 168.5 shares of our common stock pledged to the Bank by LP. No. 2 and or Mr. Moore. Based on the current market price of our common stock on April 21, 2002, the unsecured balance of the liability to the bank by all parties involved is approximately $211. While there can be no assurance that the purchase of the Notes by this new entity will be successful, the Company has previously notified the Bank that under the terms of our lending agreement, the Company does not have funds available to purchase this liability. Additionally, the Notes are guaranteed by Mr. Moore and we believe, based upon financial information provided by Mr. Moore that Mr. Moore has the financial ability to satisfy the Notes.

         These factors, among others, indicate that the Company may be unable to continue as a going concern.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

2. Liquidity and Management Plans (continued)

         We are currently evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the Company as well as satisfy our acquisition obligations.

         In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $777 resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. As a result of a change to federal tax laws in March 2002 which will allow us to carry our operating loss back five years rather than two, we will file an additional claim for refundable income taxes of $736 resulting from the carry back of our operating loss to 1996, 1997 and 1998.

         We have engaged Roth Capital Partners, LLC, to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

3. Property and Equipment

         Property and equipment consists of:

                                                                                     December 31,
                                                                           -------------------------------
                                                                               2001               2000
                                                                               ----               ----
Computer equipment and software                                                 $ 4,182            $ 4,294
Equipment and furniture                                                           1,453              1,660
Leasehold improvements                                                              161                412
                                                                                -------            -------
                                                                                  5,796              6,366
Less accumulated depreciation and amortization                                   (3,265)            (2,790)
                                                                                -------            -------
   Property and equipment, net                                                  $ 2,531            $ 3,576
                                                                                =======            =======

         Depreciation and amortization of property and equipment was approximately $1,309, $1,196 and $971 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of assets under capital leases in 2001, 2000 and 1999 was approximately $68, $68 and $39 and the unamortized balance was approximately $267 at December 31, 2001. These assets are included in equipment and furniture and computer equipment.

4. Intangibles

         Intangibles consist of:


                                                                                     December 31,
                                                                           -------------------------------
                                                             Amortization
                                                                Period         2001               2000
                                                                ------         ----               ----
Non-compete agreements                                           3-5 years     $   150            $   150
Goodwill                                                          20 years      12,094             11,197
                                                                               -------            -------
                                                                                12,244             11,347
Accumulated amortization                                                        (1,464)              (855)
                                                                               -------            -------
                                                                               $10,780            $10,492
                                                                               =======            =======

         Amortization of intangibles was approximately $609, $541 and $301 for the years ended December 31, 2001, 2000 and 1999, respectively. The cost assigned to the non-compete agreements is the amount stated in the purchase agreements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

5. Trade Accounts Payable and Accrued Expenses

     Trade accounts payable and accrued expenses consist of:

                                                   December 31,
                                             -----------------------
                                               2001             2000
                                               ----             ----

Trade accounts payable                        $ 461            $ 182
Accrued expenses                              1,116              834
Accrued compensation                          2,444            5,334
Accrued payroll expense                         419              577
Provision for loss on disposal of
  discontinued training operation                 -              315
                                             ------           ------
                                             $4,440           $7,242
                                             ======           ======

     Included in accrued compensation are accrued commissions, contractors' payroll and in 2000 only, executive management bonuses.

6. Line of Credit and Long-Term Debt:

     On May 18, 2000, we entered into a three-year revolving line of credit agreement with General Electric Capital Corporation (the "GE facility"). The agreement permits borrowings up to $15,000. Upon the closing of this facility, we borrowed $3,800 and repaid, in its entirety, the outstanding borrowings under our previous revolving credit facility. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement.

     As noted above in footnote No. 2, Liquidity and Management Plans, as of December 31, 2001, we were not in compliance with the amended terms and conditions of our financing agreement. In addition, through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender has verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible , in its efforts to secure a new lending agreement with a new lender.

     Under the terms of the agreement with GE, outstanding loan balances bear interest at the bank's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 2.875%. Interest is payable monthly. The weighted average interest rate on the borrowings was 7.57% for the year ended December 31, 2001. The interest rate at December 31, 2001 was 7.875%. As of December 31, 2001, the amounts outstanding under the revolving line of credit amounted to $3,584.

     Long-term debt consists of:

                                                           December 31,
                                                       ---------------------
                                                       2001             2000
                                                       ----             ----
Present value of minimum deferred payment
 obligations (discounted at 8%):
   Texcel acquisition                                $  867           $  645
   Datatek acquisition                                  475              606
   Mountain acquisition                               1,767            1,069
                                                     ------            -----
                                                      3,109            2,320
Less current maturities                               2,805            1,371
                                                     ------           ------
   Total long-term debt                              $  304           $  949
                                                     ======           ======

     Scheduled maturities of long-term debt as of December 31, 2001 are as follows:

2002                                                                  $2,805
2003                                                                     171
2004                                                                     133
2005                                                                       -
                                                                      ------
                                                                      $3,109
                                                                      ======
                                       29

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

7. Business Acquisitions

     Texcel, Inc. and Texcel Technical Services, Inc.:

     On October 8, 1998, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The purchase price consisted of $1,800 in cash; 100 shares of our common stock valued at $4.8125 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and three annual deferred payments of $930, two of which were paid October 1, 1999 and 2000. As noted above in Footnote No. 2, Liquidity and Management Plans, the Company did not make the required minimum payment which was due on October 1, 2001. The Company has entered into agreements with the former owners of Texcel pursuant to which our payment obligations have been deferred subject to the Company timely funding the installment obligations payable to them. At this time, the Company is in compliance with the terms of such agreements with the former owners of Texcel.

     The Texcel acquisition was accounted for under the purchase method. The results of Texcel are included in the statement of operations beginning October 1, 1998. The contingent portion of the deferred payments, as defined in the purchase agreement for 1999, 2000 and 2001 were $250, $246, and $297, respectively, and were recorded as additions to goodwill.

     Mountain, Ltd.:

     On August 6, 1999, we completed the acquisition of all of the outstanding stock of Mountain Ltd. ("Mountain"). The purchase price consisted of approximately $2,430 in cash; 75 shares of our common stock, valued at $3.705 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and three deferred payments of approximately $1,178 each, the first of which was paid September 30, 2000. The remaining payments are due October 1, 2001 and 2002, respectively. As noted above in Footnote No. 2, Liquidity and Management Plans, the Company did not make the required minimum payment on October 1, 2001. The Company has entered into agreements with the former owners of Mountain pursuant to which our payment obligations have been deferred subject to the Company timely funding the installment obligations payable to them. At this time, the Company is in compliance with the terms of such agreements with the former owners of Mountain.

     Mountain is based in the Portland, Maine area and is engaged in contract placements of technical and professional specialists, primarily in the telecommunications industry. The Mountain acquisition was accounted for under the purchase method. The results of Mountain are included in the statement of operations beginning August 6, 1999. The contingent deferred payments (approximately $589 each) are recorded as goodwill when earned. The contingent portion of the deferred payments for fiscal 2001 and 2000 of approximately $589, each, were earned and were recorded as additional goodwill.

     During 2000, we issued 15 shares of our Common Stock at $2.50 per share as additional acquisition cost related to the Mountain acquisition.

     Datatek Corporation:

     In March 2000, we completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3,000 in cash, which was paid at closing; 75 shares of our common stock valued at $2.50 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and four installment payments, payable on January 1 of each of the years 2001 through 2004, in the anticipated amount of $171 each. As noted above in Footnote No. 2, "Liquidity and Management Plans," the Company did not make the required minimum payment which was due on January 1, 2002. The Company has entered into agreements with the former owners of Datatek pursuant to which our payment obligations have been deferred subject to the Company timely funding the installment obligations payable to them.

     In addition, contingent payments will be payable on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek.

     We incurred acquisition costs totaling $320 in connection with the acquisition, including the issuance of 12 shares of our common stock at $2.50 per share.

     The Datatek acquisition was accounted for under the purchase method. The results of Datatek are included in the statement of operations beginning March 6, 2000. The contingent payments, if any, will be recorded as goodwill when paid.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

8. Stock Based Compensation

     Under provisions of the Company's 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 1,300 shares of our common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2001, 2000 and 1999 vest in varying amounts over periods ranging from three to five years.

     Effective December 9, 1998, a non-employee directors' option plan was approved. During the year ended December 31, 1999 our Company's three non-employee directors were granted options to purchase 15 shares each at $5.75, vesting quarterly in 1999, representing the then market value of the common stock. Under the plan, beginning January 1, 2000, each non-employee director will be granted options to purchase 12,500 shares on January 1 of each year they continue to serve. The options will be granted at the then market value of the common stock and will vest quarterly. The options granted on January 1, 2001 were granted at $2.875 per share. In connection with the implementation of this plan, all non-employee directors forfeited all of their existing options which had not vested as of December 31, 1998.

     Following is a summary of our stock option activity as of and for the years ended December 31, 2001, 2000 and 1999:

                                      Weighted      Number of
                                       Average      Shares of
                                      Exercise     Underlying       Range of
                                        Price       Options      Exercise Prices
                                      ---------    ----------    ---------------
Outstanding at December 31, 1998         6.30           652      2.50 to   12.75
Exercisable at December 31, 1998         5.93           214      2.50 to   12.75
Granted                                  4.58            48      3.00 to    5.88
Exercised                                2.50          (72)      2.50 to    2.50
Forfeited                                8.57          (79)      2.50 to   12.75
Outstanding at December 31, 1999         6.33           549      3.00 to   12.75
Exercisable at December 31, 1999         6.01           276      3.00 to   12.75
Granted                                  2.88            74      2.88 to    2.88
Exercised                                   -             -                    -
Forfeited                                5.30          (40)      3.00 to    5.88
Outstanding at December 31, 2000         5.98           583      2.88 to   12.75
Exercisable at December 31, 2000         6.23           491      2.88 to   12.75
Granted                                  1.80           671      0.86 to    3.40
Exercised                                   -             -                    -
Forfeited                                5.13          (11)      5.13 to    5.13
Outstanding at December 31, 2001         3.78         1,243      0.86 to   12.75
Exercisable at December 31, 2001         5.54           669      1.60 to   12.75

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Options outstanding                       Options exercisable
                             -------------------------------------------------   -----------------------------
                                               Weighted Avg.       Weighted                        Weighted
                                Number           Remaining       Avg. Exercise      Number       Avg. Exercise
Range of Exercise Prices     Outstanding    Contr. Life in Years     Price         Outstanding       Price
------------------------     -----------    -------------------- -------------     -----------   -------------
$ 0.86 to $ 5.88                1,141                6.5              $3.00            567            $4.30
$10.00 to $12.75                  102                1.4             $12.42            102           $12.42
                                  ---                                                  ---
$ 0.86 to $12.75                1,243                6.4              $3.78            669            $5.54
                                =====                                                  ===

                                       31

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

8.  Stock Based Compensation (continued)

     SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation for our stock based compensation plans been determined consistent with SFAS 123, our net income (loss) would approximate the amounts below:

                                                 2001                               2000                              1999
                                      --------------------------        ---------------------------       --------------------------

                                      As Reported      Pro forma        As Reported       Pro forma       As Reported      Pro forma
                                      -----------      ---------        -----------       ---------       -----------       --------

SFAS 123 compensation cost                $    -           $ 277            $    -           $ 365             $   -            $317
APB 25 compensation cost
Net income (loss)                        (3,978)         (4,255)             1,712           1,348                63           (255)
Basic earnings per share:
   Income (loss) from continuing
      operations                       $  (1.41)       $  (1.51)          $   0.64        $   0.51            $ 0.49         $  0.38
   Loss from discontinued
      operations                               -               -            (0.03)          (0.03)            (0.47)          (0.47)
   Net income (loss)                      (1.41)          (1.51)              0.61            0.48              0.02          (0.09)
Diluted earnings per share:
   Income (loss) from continuing
      operations                        $ (1.41)        $ (1.51)          $   0.64        $   0.51            $ 0.49         $  0.38
   Loss from discontinued
      operations                               -               -            (0.03)          (0.03)            (0.47)          (0.47)
   Net income (loss)                      (1.41)          (1.51)              0.61            0.48              0.02          (0.09)

     The effects of applying SFAS 123 as disclosed above are not indicative of future amounts.

     The fair value of each stock option granted in 2001, 2000 and 1999 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2001           2000             1999
                                  ----           ----             ----

Expected term                     4.0 years       4.0 years        5.0 years
Expected dividend yield               0.00%           0.00%            0.00%
Expected volatility                  60.26%          57.28%           55.32%
Risk-free interest rate               5.10%           6.30%            5.33%

     The weighted-average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $0.85, $1.52 and $2.53,
respectively.

     We granted a total of 82.59 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with our public offering. These warrants are outstanding and exercisable as of December 31, 2001. The fair value of these stock warrants granted in 1997 was estimated on the date of grant to be approximately $161 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2.5 years; an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.

     In November 2000, we entered into a contract for consulting and investor relations. As part of the consideration for these services, we granted 15 stock warrants with an exercise price of $4.00 per share. These warrants are outstanding and exercisable as of December 31, 2001. The fair value of these warrants was estimated on the date of grant to be $21 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 57.28%; and a risk-free interest rate of 6.30%.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

8. Stock Based Compensation (continued)

         Effective as of October 2001, we entered into agreements with the former owners of Mountain and Texcel in connection with restructuring the repayment terms of the debt obligations payable by the Company to such persons. In connection with such agreements, we have agreed to issue warrants to purchase, for $1.09 per share, an aggregate of 117.8 and 86.68 shares of our Company's Common Stock to the former owners of Mountain and Texcel, respectively. The fair value of these warrants was estimated on the date of grant to be $99 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.

         In November 2001, we entered into an agreement with Roth Capital Partners, LLC, , pursuant to which Roth Capital Partners, LLC, has committed to provide certain investment banking services for the benefit of the Company. As part of the consideration for these services, we have agreed to issue warrants to purchase 76 shares of the Company's Common Stock with an exercise price of $1.03 per share and an expected expiration date of November 15, 2006. The fair value of these warrants was estimated on the date of grant to be $53 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.

9. Share Repurchase Program

         In 2001, 2000 and 1999, pursuant to share repurchase programs authorized by the Board of Directors, as a result of market conditions, we reacquired approximately 7, 29 and 103 shares, respectively at an aggregate cost of approximately $25, $83 and $211, respectively. As of March 23, 2002, there were approximately 144 additional shares authorized for repurchase.

10.  Federal Income Taxes

         The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                               December 31,
                                                             -------------------------------------------------
                                                                  2001            2000             1999
                                                                  ----            ----             ----
Tax provision (benefit) at statutory rate for continuing
   operations                                                     $(1,649)         $ 1,044            $ 778
Loss from discontinued operations                                                      (54)            (816)
Other                                                                   5               (5)               4
State income taxes, net of federal income tax benefits                  -              151               73
Increase in valuation allowance for deferred taxes                    750                -                -
                                                                  -------          -------            -----
                                                                  $  (894)         $ 1,136            $  39
                                                                  =======          =======            =====

         The allocation of income taxes (benefit) is:


Continuing operations                                             $  (894)         $ 1,189            $ 855
Discontinued operations                                                 -              (53)            (816)
                                                                  -------          -------            -----
                                                                  $  (894)         $ 1,136            $  39
                                                                  =======          =======            =====


Current, continuing operations                                    $(1,356)         $   977            $ 751
Deferred, continuing operations                                       462              212              104
                                                                  -------          -------            -----
                                                                  $  (894)         $ 1,189            $ 855
                                                                  =======          =======            =====

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

10. Federal Income Taxes (continued)

         Temporary differences, which give rise to deferred tax assets and liabilities, at December 31, 2001 and 2000, are as follows:


                                                                         2001                                  2000
                                                         ---------------------------------     ---------------------------------
                                                                              Deferred Tax                          Deferred Tax
                                                                              ------------                          ------------
                                                         Deferred Tax Asset    Liabilities     Deferred Tax Asset    Liabilities
                                                         ------------------    -----------     ------------------    -----------
Current:
   Net operating loss carryforward                             $   882              $   -               $149            $   -
   Reserves and accruals                                           289                  -                704                -
                                                               -------               -----              ----            -----
      Subtotal-current                                           1,171                  -                853                -

Non - current:
   Other basis differences principally related to
      property and equipment and intangibles                         -                 432                 -              409
   Reserves and accruals                                            11                   -                18                -
                                                               -------               -----              ----            -----
      Subtotal non-current                                          11                                    18              409
                                                               -------               -----              ----            -----
   Valuation allowance                                          (1,182)               (432)
                                                               =======               =====
Total                                                          $     -               $   -              $871           $  409
                                                               =======               =====              ====           ======


Net current                                                                                             $853
                                                                                                        ====

Net non-current                                                                                                        $  391
                                                                                                                       ======

Federal                                                                                                 $765           $  342
State                                                                                                     88               49
                                                                                                        ----           ------
Net current                                                                                             $853
                                                                                                        ====
Net non-current                                                                                                        $  391
                                                                                                                       ======


         We have a federal net operating loss carryforward of approximately $1,157 as of December 31, 2001, which, if unused, expires in 2021. We have a various state net operating loss carryforwards totaling approximately $5,825 as of December 31, 2001, which, if unused, expire in varying amounts over the next 20 years.

         As of December 31, 2001, because of the factors discussed in Footnote No. 2, "Liquidity and Management Plans," we recorded a $750 valuation allowance against the entire amount of the net deferred tax benefit in accordance with the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes."

11. Concentration of Credit Risk

         The majority of our revenue is generated from staffing services provided to the following industries; Telecommunications (primarily regional Bell operating companies, local exchange carriers, competitive local exchange carriers and wireless communications), High Technology, Manufacturing, State Governmental Agencies, Financial Services and Health Care. Of these, Telecommunications represents the largest, accounting for approximately 45% of all 2001 revenue earned.

         We maintain cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

         Net service revenues from one customer represented approximately 12%, 13% and 12% of total staffing services revenues in 2001, 2000 and 1999, respectively. Accounts receivable from this customer and one other represented approximately 17% and 11%, respectively, of total accounts receivable at December 31, 2001.

12. Related Party Transactions

         On April 21, 2002, we entered into an agreement with our Chairman and Chief Executive Officer, J. Michael Moore, ("Mr. Moore") and with DCRI L.P. No. 2, Inc., a Texas corporation ("LP No. 2") which is controlled by Mr. Moore, pursuant to which Moore and LP No. 2 both executed promissory notes to the Company in the amount of $105 and $289, respectively. Such notes relate to advances previously made by the Company in 2001, 2000 and 1999 in the amounts if $0, $345, and $72, respectively. These notes bear interest at prime plus 0.125% The majority of these advances amounts were related to litigation associated with a lawsuit with Ditto Properties Company. The Moore note is secured by a first lien on twenty five thousand (25) shares of our common stock and shares of

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

12. Related Party Transactions (continued)

common stock in a private corporate in which Mr. Moore is a large shareholder and a director. The LP No. 2 note is secured by the personal guarantee of Mr. Moore and involves the commitment of LP No. 2 to deliver to the Company a lien on four hundred forty six thousand (446) shares of our common stock at such time as such shares have become unencumbered by other liens. At this time, these shares are encumbered by secured liens of two banks which have made loans to LP No. 2 which Mr. Moore has also personally guaranteed. Prior to the Company entering into the April 21, 2002 agreement, the Company had a second lien on such shares and Mr. Moore had an agreement with the Company whereby he would repay us the amount of the advances made to LP No. 2 and interest. The aggregate principal balance of the bank loans to LP No. 2 exceeded the market value of the shares of stock pledged to secure such loans. In addition, as discussed more fully in footnote No. 2, "Liquidity and Management Plans," the shares of stock pledge by Mr. Moore against the Moore note are also pledged by Mr. Moore for a note purchase agreement with Compass Bank. We believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the available resources to satisfy the obligations to us.

         As of April 21, 2002, Mr. Moore and LP No. 2 were current with the repayment provisions of their agreements with us related to the loans made to Mr. Moore and LP No. 2. In addition, pursuant to the aforesaid agreements, Mr. Moore and LP No. 2 are to pay the Company interest quarterly and at least $50 in principal each March 31 beginning in 2003. The $50 principal payment for 2001 was paid in March 2002.

         In January 1999, we entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which we agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 168.5 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to our Company an additional 50 shares (subsequently reduced to 25 shares) of the common stock to collateralize our Company under the terms of both the Agreement and the Related Agreement, (ii) pay our Company for entering into the Agreement by conveying to our Company 5 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5 shares of common stock pursuant to options previously granted to Mr. Moore by our Company. See Footnote No. 2, "Liquidity and Management Plans" for the current status of these Notes. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181), of 72.5 shares of common stock pursuant to exercising stock options previously granted to him by our Company. The aforementioned transactions have been approved by both the Board of Directors and the Audit Committee of the Board of Directors of our Company. In connection with the exercise of the options, we loaned Mr. Moore approximately $23 to cover his income tax liability associated with this transaction. Such amounts are classified as receivable from related parties and have been deducted from stockholders' equity.

         Pursuant Technologies Inc., previously More-O Corporation ("Pursuant"), of which Mr. Moore and Samuel E. Hunter, a director of our Company, are minority shareholders and directors, paid us $0, $20 and $15 for the sub-lease of office space in 2001, 2000 and 1999, respectively. In addition, in 2001, we paid to Pursuant, $92, for web site development and Pursuant front office software user license fees.

         On July 17, 1998, M. Ted Dillard ("Mr. Dillard"), our Company's President until March 14, 2001, exercised options to purchase 84 shares of our Company's common stock for an aggregate purchase price of $257. The purchase price was paid with 7.5 shares (acquired in 1997) of our common stock valued at $90 (based upon the closing price of our common stock on July 16, 1998), and the remainder was paid in cash. In connection with this transaction we loaned Mr. Dillard approximately $149, which was subsequently reduced to approximately $90 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of our common stock and is due July 17, 2003. In addition, on October 12, 1998, our Board of Directors approved a loan to Mr. Dillard of approximately $125 (the "Company Loan"). The Company Loan bears interest at 8%, which interest is payable quarterly, is collateralized by 43.4 shares of our common stock and is due July 17, 2003. The Tax Loan and the Company loan are classified as receivables from related party in our consolidated balance sheet and have been deducted from stockholders' equity.

         Ms. Deborah Farrington, a non-employee director of our Company was paid a monthly fee of $4 pursuant to a consultant agreement with our Company. Pursuant to this agreement, Ms. Farrington is compensated for identifying potential acquisition candidates on behalf of our Company.

         Interest income from related parties amounted to approximately $48, $18, and $16 in fiscal 2001, 2000 and 1999, respectively.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

13. Employee Benefit Plan

     In 1993, we implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 2001, 2000 and 1999 totaled approximately $113, $119, and $119, respectively. Beginning in January 1998 our matching contributions are used to purchase our common stock. In March 2002, the Company amended the plan to permit participants in the plan to have the right, at any time or times, to request that the plan sell all or any of the shares of DCRI stock which have been allocated to such participant.

14. Commitments and Contingencies

     Operating and Capital Leases

     We rent office space under various operating leases. We also lease certain furniture and equipment under capital leases. Certain of the operating leases have escalating rent payments. We are liable for the future minimum lease payments for the periods subsequent to December 31, 2001 as follows:

Year                                             Operating Leases Capital Leases
----                                             ---------------- --------------
2002                                                       $1,514           $ 99
2003                                                        1,478            120
2004                                                          923              -
2005                                                          635              -
2006                                                          608              -
There after                                                 3,346              -
                                                           ------          -----
Total                                                      $8,504          $ 219
                                                           ======          =====

     Rent expense was approximately $2,495, $2,368 and $2,267 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In 1996, a lawsuit was filed by Ditto Properties Company ("DPC") against DCRI L.P. No. 2 ("L.P. No. 2"), which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899.2 shares (the " LP Shares") of common stock (the "Common Stock") of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the litigation involved (herein referred to as the "Ditto Litigation").

     On April 12, 2001, DPC and Donald R. Ditto Sr. ("Ditto") filed an amended petition in the Ditto Litigation and specifically named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court").

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 0.25 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortious interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and
(ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6.5 million punitive and exemplary damages totaling at least $26.1 million interest on the amount of damages incurred, legal fees and attorney fees. At this time, the trial date for the Ditto Litigation is now scheduled for August 19, 2002.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

14. Commitments and Contingencies (continued)

     In connection with the Ditto Litigation, the following actions have occurred: (a) on October 24, 1996, certain of the parties to the Ditto Litigation entered into an Agreed Temporary Order pursuant to which L.P. No. 2 agreed to deliver to a Special Master, to be designated pursuant to the Agreed Temporary Order, the LP Shares or $1.5 million in cash (the "Cash Escrow Amount"), (b) in October, 1996, the Company, L.P. No. 2 and Mr. Moore filed a lawsuit against DPC and Ditto seeking damages and reimbursement of expenses alleging, among other things, that DPC and Ditto interfered with Company transactions and proposed financing resulting in lost opportunities, lost profits and significant damages, (c) Ditto has previously filed a third lawsuit against Moore and one of the entities controlled by Moore in connection with certain oil and gas activities involving the parties to the litigation, (d) ultimately all of the foregoing lawsuits were combined into one proceeding in the Court), (e) on June 25, 1997, the Court granted a summary judgment to L.P. No. 2 with respect to the claim that DPC is entitled to a rescission of the 1993 Transactions, (f) in July, 1997 L.P. No. 2 delivered to the Special Master the Cash Escrow Amount, (g) subsequent to June, 1997, certain of the LP Shares have been sold by or for the benefit of L.P. No. 2 (h) all of the LP Shares owned by L.P. No. 2 have been pledged to secure indebtedness obligations of L.P. No. 2, including indebtedness owed to the Company, and (i) pursuant to agreements involving L.P. No. 2 and DPC, the Cash Escrow Amount has been reduced from the original amount of $1.5 million to approximately $0.6 million.

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, in 2001 the Company, Mr. Moore and L.P. No. 2 decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $0.25 million to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of these Indemnification Agreements, including the Moore Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company. Through March 31, 2002, the Company has expended approximately $0.2 million (in connection with the aforesaid $0.25 million to be paid to or for the benefit of Mr. Moore) on behalf of Mr. Moore in the defense of the Ditto matter. Since engaging its own counsel in connection with the Ditto Litigation, the Company has paid for the legal fees and expenses of our counsel. No amount of loss reserves has been established by the Company in connection with the Ditto Litigation because management of the Company does not believe that the amount of any damage claims against the Company in connection with the Ditto Litigation should adversely impact our financial position or results of operation.

     We are also involved in certain other litigation and disputes not noted. With respect to these matters, management believes the claims against us are without merit and has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.

15. Non-Cash Investing and Financing Activities

     In connection with the Mountain acquisition in 1999, we incurred deferred payment obligations of $1,770, the present value of which was approximately $1,481, and issued 75 shares of common stock valued at $278.

     In connection with the Datatek acquisition in 2000, we incurred deferred payment obligations of $683, the present value of which was approximately $570 and issued 75 shares of common stock valued at $188.

     In 2000, we incurred capital lease obligations totaling approximately $355 to finance the purchase of computer equipment.

     Additionally, in 2000, we issued 26.662 shares of common stock valued at $67 as acquisition costs related to the Mountain and Datatek acquisitions

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

16. Discontinued Operations

     In December 1999, we sold all of the assets of the Geier Assessment and Performance Systems, Inc. (GAPS) to the former owner and managers of the GAPS operations. GAPS was engaged in developing software for use in testing and improving the work performance of our employees, and clients' employees. The sales price was in the form of a $200 promissory note, payable over a ten year time period, and a royalty of four percent from the sale of certain GAPS proprietary software. We recognized a loss on disposal of $394 (before income tax benefits of $152), including an allowance for the full amount of the promissory note, on the sale of GAPS in December 1999.

     On December 31, 1999, our Board of Directors approved a plan whereby we would place our remaining training business assets (Train) for sale. Train has historically provided information technology training to our clients' employees and our applicant pool on a fee basis. In connection with the plan to dispose of Train, we recorded, in 1999, a loss of $589 (before income tax benefits of $226), which included a provision for estimated operating losses through the date of disposal. In 2000, we recorded an additional loss of $135 (before income tax benefits of $54) for additional estimated losses. The loss before income taxes for the year ended December 31, 2000 of approximately $287 was recorded against these estimated loss reserves.

     Effective February 1, 2001, we sold the operations of Train to a company owned by the former manager of Train. The sale price is in the form of a royalty of four and one-half percent of all training services performed by such company for three years following the close. No gain or loss was recognized on the sale.

     The results of operations and remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations and are summarized below:

     Results of operations for discontinued operations are as follows:

                                                        2000             1999
                                                        ----             ----

Net service revenue                                   $ 1,869          $ 1,499
Cost of sales                                           1,571            1,295
                                                      -------          -------
   Gross margin                                           298              204
Selling, general and administrative expenses              559            1,328
Other income and (expenses)                               (26)             (14)
                                                      -------          -------
Loss before income taxes                                 (287)          (1,138)
Income tax benefit                                        106              438
                                                      -------          -------
Net loss                                              $  (181)         $  (700)
                                                      =======          =======
Accounts receivable and other                         $   319          $   260
                                                      =======          =======
Accounts payable and accrued expenses                 $   140          $   241
                                                      =======          =======

17. Restructuring and Severance Expenses

     On March 14, 2001, upon the resignation of our former President, Mr. Ted Dillard, the Company and Mr. Dillard entered into a Severance Agreement and Mutual Release ("Severance Agreement"). The Severance Agreement, among other things, calls for: (a) severance to Mr. Dillard of $210 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; (b) accelerated vesting of options to purchase 5,556 shares of our Common Stock that were due to vest on March 31, 2001; (c) extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and (d) extension of the maturity date of a loan by the Company from October 12, 2001 until July 17, 2003. The total cost of the Severance Agreement (including legal and professional fees and a $10 consulting fee paid to Samuel E. Hunter, a director of the Company) is approximately $339 and was expensed in the first quarter of 2001. In addition, through March 31, 2001, we incurred approximately $100 in severance expenses related to a reduction in our workforce as a result of the downturn in the economy.

     In addition in the fourth quarter of 2001, we recorded an accrual for an additional $50 in severance expenses related to another reduction in our workforce and expensed approximately $213 related to real estate leases in space we no longer occupy. We also incurred approximately $89 (including $53 for the value of warrants issued to Roth Capital) in legal and professional fees related to the evaluation of financing and restructuring strategies.

     The aggregate effect of these significant fourth quarter adjustments along with the provision for an allowance for deferred income taxes was approximately $1,100.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Diversified Corporate Resources, Inc.:

     Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2001 and for the year then ended, which contains an explanatory paragraph on the Company's ability to continue as a going concern, is included on page 19. In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule for the year ended December 31, 2001 on page 41.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
April 22, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

      Report of Independent Accountants on the Financial Statement Schedule

To the Board of Directors
of Diversified Corporate Resources, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2001 appearing in the 2001 Annual Report on Form 10-K of Diversified Corporate Resources, Inc. also included an audit of the financial statement schedule listed in the accompany index. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2001

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

Schedule II:      Valuation and Qualifying Accounts for the Three Years Ended
                              December 31, 2001, 2000 and 1999


                                                                      Balance    Provisions    Provisions
                                                       Balance at     Acquired     Charged     Charged to                 Balance at
                                                       Beginning      Through     to Costs &    Revenues                   End of
                                                       Of Period    Acquisitions   Expenses       (1)       Deductions     Period
                                                       ---------    ------------   --------     --------    ----------     -------
For the Year Ended December 31, 1999:
   Trade accounts receivable allowances                $  734,000    $ 21,000     $ 333,000    $ 3,131,000  $ 3,214,000  $1,005,000
   Reserve for estimated losses from
    discontinued operations                            $        -    $      -     $ 450,000    $         -  $         -  $  450,000
For the Year Ended December 31, 2000:
   Trade accounts receivable allowances                $1,005,000    $  8,000     $ 567,000    $ 3,930,000  $ 4,192,000  $1,318,000
   Reserve for estimated losses from
    discontinued operations                            $  450,000    $      -     $ 135,000    $         -  $   270,000  $  315,000
For the Year Ended December 31, 2001:
   Trade accounts receivable allowances                $1,318,000    $      -     $ 138,000    $ 1,829,000  $ 2,945,000  $  340,000
   Reserve for estimated losses from
    discontinued operations                            $  315,000    $      -     $       -    $        -   $   315,000  $        -
   Valuation allowance for net deferred tax asset      $        -    $      -     $ 750,000    $        -   $         -  $  750,000

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

                                INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

2.1 Asset Purchase Agreement, dated as of October 7, 1998, between our Company, DCRI Acquisition Corporation, Texcel, Inc., Texcel Technical Services, Inc., Thomas W. Rinaldi, Gary E. Kane, Paul J. Cornely and Deborah A. Jan Francisco; (schedules have been omitted pursuant to Regulation S-K 601(b)(2)). (Incorporated by reference to Exhibit 2.1 of our Form 8-K filed on October 21, 1998.)

2.2 Purchase Agreement, by and between our Company and the Shareholders of Mountain, LTD.(TM)(The schedules have been omitted pursuant to Regulation S-K 601(b) (2). (Incorporated by reference from Exhibit
          10.3 to our Form 10Q filed on August 16, 1999)

2.3 Purchase Agreement, dated as of March 6, 2000, by and among Diversified Corporate Resources, Inc., Datatek Consulting Group Corporation, Datatek Corporation, Julia L. Wesley and Michael P. Connolly. (The Schedules have been omitted pursuant to Regulation S-K 601 (b)(2). (Incorporated by reference from Exhibit 2.1 to our Form 8-K filed on March 7, 2000)

3.1 Articles of Incorporation of our Company as amended (Incorporated by reference from Exhibit 3(a) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.2 Bylaws of our Company (Incorporated by reference from Exhibit 3(b) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW))

3.3       Amendment No. 1 to Bylaws of our Company (Incorporated by reference to
          Exhibit 3.4 of our Form 10Q filed on May 15, 1998)

3.4       Amendment No. 2 to Bylaws of our Company (Incorporated by reference to
          Exhibit 3.1 of our Form 10Q filed on November 16, 1998)

3.5       Amendment No. 3 to Bylaws of our Company (Incorporated by reference to
          Exhibit 3.4 of our Form 10K filed on March 30, 1999)

3.6       Amendment No. 4 to Bylaws of our Company (Incorporated by reference to
          Exhibit 3.6 of our Form 10K filed on March 30, 2001)

4.1 Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of our Form 8-K filed on May 8,
          1998)

4.2 Rights Agreement, dated as of May 1, 1998, between our Company and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 8, 1998)

4.3       Form of Common Stock Warrant (Incorporated by reference from
          Exhibit 1.2 to our Amendment No. 1 to our Registration Statement on Form S-1 (Reg. No. 333-31825))

4.4 Amended and Restated 1996 Nonqualified Stock Option Plan of our Company, effective as of December 28, 1996 (Incorporated by reference from Exhibit 10(z)(21) to our Form 10-K for the year ended
          December 31, 1996)

4.5 Amendment No. 1 to our Amended and Restated 1996 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.5 of our Form 10Q filed on May 15, 1998)+

4.6 1998 Nonqualified Stock Option Plan, effective as of January 1, 1998 (Incorporated by reference to Exhibit 10.14 of our Form 10Q filed on May 15, 1998)+

4.7       1998 Non-employee Director Stock Option Plan, effective as of
          December 9, 1998 (Incorporated by reference to Exhibit 4.7 of our Form 10K filed on March 30, 1999)+

4.8       First Amendment to Rights Agreement (Incorporated by reference from
          Exhibit 10.5 to our Form 10Q filed on August 16, 1999)

10.1 Stock Option Agreement between our Company and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.2 Stock Option Agreement between our Company and M. Ted Dillard, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.3 First Amendment to Amended and Restated Stock Option Agreement between our Company and J. Michael Moore effective September 30, 1998 (Incorporated by reference to Exhibit 10.4 of our Form 10K filed on March 30, 1999)+

10.4 First Amendment to Amended and Restated Stock Option Agreement between our Company and M. Ted Dillard effective September 30, 1998 (Incorporated by reference to Exhibit 10.5 of our Form 10K filed on March 30, 1999)+

10.5 Stock Option Agreement between our Company and J. Michael Moore effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.6 of our Form 10K filed on March 30, 1999)+

10.6 Stock Option Agreement between our Company and M. Ted Dillard effective as of April 29, 1998 (Incorporated by reference to Exhibit
          10.7 of our Form 10K filed on March 30, 1999)+

10.7 Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael Moore effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.9 of our Form 10K filed on March 30, 1999)++

10.8 Amendment to Stock Option Agreement (Pricing Amendment) for M. Ted Dillard effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.10 of our Form 10K filed on March 30, 1999)+

10.9 Stock Option Agreement between our Company and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+

10.10 First Amendment to Stock Option Agreement between our Company and Samuel E. Hunter, effective March 20, 1998 (Incorporated by reference to Exhibit 10.13 of our Form 10Q filed on May 15, 1998)+

10.11 Stock Option Agreement between our Company and Deborah A. Farrington, effective November 13, 1997 (Incorporated by reference to Exhibit 10.12 of our Form 10Q filed on May 15, 1998)+

10.12 Stock Option Agreement (1998) Re: Hunter between our Company and Samuel E. Hunter effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.16 of our Form 10K filed on March 30, 1999)+

10.13 Stock Option Agreement (1998) Re: Farrington between our Company and Deborah A. Farrington effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.17 of our Form 10K filed on March 30, 1999)+

10.14     Stock Option Agreement (1998) Re: Allen between our Company and
          A. Clinton Allen effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.18 of our Form 10K filed on March 30, 1999)+

10.15 Partial Option Termination Agreement Re: Hunter between our Company and Samuel E. Hunter effective December 9, 1998 (Incorporated by reference to Exhibit 10.19 of our Form 10K filed on March 30, 1999)+

10.16 Partial Option Termination Agreement Re: Farrington between our Company and Deborah A. Farrington effective December 9, 1998 (Incorporated by reference to Exhibit 10.20 of our Form 10K filed on March 30, 1999)+

10.17     Partial Option Termination Agreement Re: Allen between our Company and
          A. Clinton Allen effective December 9, 1998 (Incorporated by reference to Exhibit 10.21 of our Form 10K filed on March 30, 1999)+

10.18     Directors Option Agreement Re: Hunter between our Company and Samuel
          E. Hunter effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.22 of our Form 10K filed on March 30, 1999)+

10.19 Directors Option Agreement Re: Farrington between our Company and Deborah A. Farrington effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.23 of our Form 10K filed on March 30,
          1999)+

10.20     Directors Option Agreement Re: Allen between our Company and
          A. Clinton Allen effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.24 of our Form 10K filed on March 30, 1999)+

10.21 Form of Stock Option granted to certain employees of our Company, effective November 13, 1997 (Incorporated by reference to Exhibit 10.10 of our Form 10Q filed on May 15, 1998)+

10.22 Form of Stock Option Agreements, dated as of October 8, 1998, between our Company and certain non-shareholder employees of DCRI Acquisition Corporation (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 21, 1998)+

10.23 Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of our Form 10Q filed on May 15, 2001)

10.24 Employment Agreement, effective July 9, 2001, between the Company and James E. Filarski (Incorporated by reference to Exhibit 10.2 of our Form 10Q filed on August 17, 2001)+

10.25 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Company and J. Michael Moore (Incorporated by reference to Exhibit 10.1 of our Form 10Q filed on November 14, 2001)+

10.26 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Company and Anthony G. Schmeck (Incorporated by reference to Exhibit 10.2 of our Form 10Q filed on November 14, 2001)+

10.27 Stock Option Agreement between the Company and J. Michael Moore, dated April 26, 2001 *+

10.28 Stock Option Agreement between the Company and Anthony G. Schmeck, dated April 26, 2001 *+

10.29 Stock Option Agreement between the Company and J. Michael Moore, dated December 31, 2001 *+

10.30 Stock Option Agreement between the Company and Anthony G. Schmeck, dated December 31, 2001 *+

10.31 Stock Option Agreement between the Company and James E. Filarski, dated December 31, 2001 *+

10.32 Note Receivable dated June 22, 1998, between our Company and J. Michael Moore (Incorporated by reference to Exhibit 10.2 of our Form 10Q filed on August 13, 1998)

10.33     Note Receivable effective July 17, 1998, between our Company and
          M. Ted Dillard (Incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on November 16, 1998)

10.34     Note Receivable effective July 17, 1998, between our Company and
          M. Ted Dillard (Incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on November 16, 1998)


10.35     Security Agreement effective July 17, 1998, between our Company and
          M. Ted Dillard (Incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on November 16, 1998)

10.36     Security Agreement effective October 12, 1998, between our Company and
          M. Ted Dillard (Incorporated by reference to Exhibit 10.6 of our
          Form 10-Q filed on November 16, 1998)

10.37 Consulting Agreement effective May 12, 1998 between our Company and Deborah A. Farrington (Incorporated by reference to exhibit 10.7 of our Form 10-Q filed on November 16, 1998)

10.38 Note Purchase Agreement dated as of January 12, 1999 among our Company, Compass Bank and DCRI LP No. 2 Inc. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 28, 1999)

10.39 Pledge Agreement dated as of January 12, 1999 between Compass Bank and DCRI LP No. 2, Inc. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 28, 1999)

10.40 Bank Transaction Agreement dated as of January 12, 1999 among our Company, DCRI LP No. 2, Inc. and J. Michael Moore (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on January 28, 1999)

10.41 Loan and Security Agreement, by and between Management Alliance Corporation, Information Systems Consulting Corporation, Datatek Consulting Group Corporation, Texcel Services Inc. and Mountain Ltd. and General Electric Capital Corporation (Incorporated by reference from Exhibit 10.1 to our Form 10Q filed on August 10, 2000).

10.42 Severance and Mutual Release, by and between our Company and M. Ted Dillard (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 27, 2001)+

10.43 Security Agreement effective September 18, 2000, between our Company and J. Michael Moore (Incorporated by reference to Exhibit 10.43 of our Form 10-K filed on March 30, 2001)

10.44 Amendment No. 1 to Security Agreement effective March 30, 2001, between our Company, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit 10.44 of our Form 10-K filed on March 30, 2001)

10.45 Agreement effective March 30, 2001 between our Company, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit
          10.45 of our Form 10-K filed on March 30, 2001)

10.46 Stock Option Agreement between the Company and James E. Filarski, dated August 9, 2001 *+

10.47 Amendment to Stock Option Agreement for Samuel E. Hunter dated August 9, 2001 *+

10.48 Amendment to Stock Option Agreement for J. Michael Moore dated August 9, 2001 *+

10.49 Directors Option Agreement (2000) between the Company and A. Clinton Allen effective as of January 1, 2000 *+

10.50 Directors Option Agreement (2001) between the Company and A. Clinton Allen effective as of January 1, 2001 *+

10.51 Directors Option Agreement (2000) between the Company and Deborah A. Farrington effective as of January 1, 2000 *+

10.52 Directors Option Agreement (2001) between the Company and Deborah A. Farrington effective as of January 1, 2001 *+

10.53 Directors Option Agreement (2000) between the Company and Samuel E. Hunter effective as of January 1, 2000 *+

10.54 Directors Option Agreement (2001) between the Company and Samuel E. Hunter effective as of January 1, 2001 *+

10.55     Office Lease Agreement *

10.56 Agreement between the Company, DCRI L.P. No. 2, Inc. and J. Michael Moore effective as of April 21, 2002 *

21        List of Subsidiaries*

23.1      Consent of  PricewaterhouseCoopers LLP*

23.2      Consent of  Weaver and Tidwell, LLP*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)