Form 10-K/A
period 2001-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2002-04-30
CIK 779226

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO _______________.

                         COMMISSION FILE NUMBER 0-13984

                      DIVERSIFIED CORPORATE RESOURCES, INC.

             (Exact name of registrant as specified in its charter)



                Texas                                 75-1565578
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

      10670 N. Central Expressway
               Suite 600
             Dallas, Texas                               75231
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

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 26, 2002, was $778,000 based upon the market value of the Registrant's common stock of $0.34 per share.

Number of shares of common stock of the registrant outstanding on April 30, 2002 was 2,811,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K/A is intended to amend and restate in its entirety Part III of the Company's Annual Report on Form 10-K, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Bylaws provide that the number of directors which shall constitute the whole board shall be fixed from time to time by resolution of the Board of Directors but shall not be less than one. On April 26, 2001, the number of directors comprising the Board of Directors was set at seven (7). While only four (4) individuals are currently serving as directors of the Company, management of the Company hopes to increase in the future the number of individuals serving as directors of the Company. At this time, there are no agreements or understandings to appoint anyone as a director subsequent to the date of this filing.

     Information regarding the members of the Board of Directors is set forth in the table and text below.

                                      Present Office(s) Held in the  Director
Names of Directors              Age              Company              Since
------------------              ---   -----------------------------  --------
                                            Chairman and Chief
J. Michael Moore .............   55         Executive Officer          1991
James E. Filarski ............   48             President              2001
Deborah A. Farrington ........   51               None                 1997
Samuel E. Hunter .............   67               None                 1997

     J. MICHAEL MOORE has served as the Chairman of the Board of Directors of the Company since May 1991. Mr. Moore has served as Chief Executive Officer of the Company since May 1993. He has been President and Chief Executive Officer of United States Funding Group, Inc., a Texas corporation, since 1986. Mr. Moore is the principal shareholder of DCRI L.P. No. 2, Inc., a Texas corporation. Mr. Moore is also a minority shareholder in Pursuant Technologies, Inc., a corporation formerly known as More-O, Inc. See "Security Ownership of Certain Beneficial Owners and Management."

     JAMES E. FILARSKI was elected to the Board of Directors on August 20, 2001, by vote of the Board of Directors. Mr. Filarski has served as the Company's President since July 2001. From 1992 through 2001, Mr. Filarski was a co-founder and principal of FRS/SUMMIT Resources, a consulting, mergers and acquisition and business services firm focused in the staffing and employment services industry. From 1988 to 1992, Mr. Filarski was the Senior Vice President, Finance of The SEC Companies of the USA, Inc. a nationwide employment services firm. From 1976 to 1988, Mr. Filarski was employed with KPMG, LLP (an international accounting firm), and is a Certified Public Accountant.

     DEBORAH A. FARRINGTON was elected to the Board of Directors of the Company on November 12, 1997, by vote of the Board of Directors. Since May 1998, Ms. Farrington has been a consultant to the Company in addition to functioning as a director (see "Board of Directors and Committee - Director Compensation"). Since May 1998, Ms. Farrington has been Managing Member of the general partner of StarVest Partners, L.P., a private equity investment firm. From 1993 to 1997, Ms. Farrington served as Co-Chairman of Victory Ventures LLC and President and Chief Executive Officer of its predecessor Victory Capital, LLC, both venture capital companies in New York City. From 1993 to 1996, Ms. Farrington also served as Chairman of the Board of Staffing Resources Inc., a Dallas based staffing services company. She also served as Co-Chairman of the Board of Tigera Group, Inc. from 1995 to 1996.

     SAMUEL E. HUNTER was elected to the Board of Directors of the Company on February 28, 1997, by vote of the Board of Directors. Since July 1, 2000, Mr. Hunter has managed the sales trading desk for the Interstate Group in New York. From October 1, 1997 to June 2000 Mr. Hunter served as Senior Vice President of Sales for OptiMark Technologies, Inc., an electronic trading network. From 1993 to 1997, he served as managing director for equities trading for Ormes Capital Markets, Inc. in New York City. Mr. Hunter is also a minority shareholder and director in More-O, Inc. Mr. Hunter is also engaged in various other business activities. See "Security Ownership of Certain Beneficial Owners and Management."

     None of the nominees is related to any other nominee or to any executive officer or director of the Company by blood, marriage or adoption (except relationships, if any, more remote than first cousin).

Meetings and Committees

     The Board of Directors held fifteen (15) meetings during the year ended December 31, 2001. With the exception that Ms. Farrington was unable to attend two (2) meetings of the Board of Directors during 2001, all of the sitting directors of the Company during that time attended 100% of the meetings of the Board of Directors.

     Working committees of the Board include the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing Nominating Committee.

     AUDIT COMMITTEE. The Audit Committee consists of Mr. Hunter (Chairman), Ms. Farrington, and Mr. Filarski. Both Mr. Hunter and Ms. Farrington are independent as defined in the rules of the American Stock Exchange and in the charter for the Audit Committee, which was adopted and approved by the Board of Directors of the Company on June 12, 2000. The Audit Committee is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The function of the Audit Committee is to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees, review the adequacy of the Company's internal accounting controls and review of the Company's financial disclosure documents, including all financial statements and reports filed with the Securities and Exchange Commission or sent to shareholders. During 2001, the Audit Committee held six (6) meetings. See "Report of Audit Committee of the Board of Directors".

     COMPENSATION COMMITTEE. The Compensation Committee consists of Ms. Farrington and Mr. Hunter. Until his resignation as a director in November 2001, Mr. A. Clinton Allen was a member and the Chairman of the Compensation Committee. Since Mr. Allen's resignation as a director, no one has been elected as Chairman of the Compensation Committee. The Compensation Committee determines the compensation of the Company's executive officers and administers the Company's stock option plans. During 2001, the Compensation Committee held three
93) meetings.

     OTHER COMMITTEES. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the Board of Directors.

Directors Compensation

     During 2001, the compensation of the members of the Board of Directors was $10,000 per quarter, with no meeting fees. In addition, members of committees received $500 for each committee meeting attended. Mr. Hunter, Chairman of the Audit Committee, receives $1,000 for each Audit Committee meeting attended, and prior to his resignation, Mr. Allen, the former Chairman of the Compensation Committee received $1,000 per month as Chairman of the Compensation Committee. As part of the Company's cost reduction program, effective as of January 1, 2002, all of the compensation to be paid to the directors and committee members was reduced by twenty percent (20%).

     Members of the Board of Directors who are employees of the Company received no compensation for serving as a director of the Company or for attending meetings of the Board of Directors.

     In 2001, the Company paid $4,000 per month to Deborah A. Farrington, a director of the Company, in accordance with the terms of the May, 1998 consulting agreement, pursuant to which Ms. Farrington agreed to provide consulting services to the Company in connection with an acquisition program of the Company. As part of the Company's cost reduction program, effective as of August 1, 2001, such amount was reduced to $2,000 per month and then effective as of January 1, 2002, all such monthly payments were suspended indefinitely.

Executive Officers

     The table and text below set forth the name, age, current position and term of office of the Company's executive officers other than those executive officers who are also directors of the Company and for whom such information is set forth above under the caption "Election of Directors".

Name                      Age                    Position
----                      ---   ------------------------------------------------
Anthony G. Schmeck ......  49   Chief Financial Officer, Secretary and Treasurer

     ANTHONY G. SCHMECK was appointed Secretary of the Company on April 4, 2001. Mr. Schmeck has been Chief

Financial Officer and Treasurer of the Company since April 14, 2000 having joined the Company in September 1999 as its Principal Accounting Officer and Director of Accounting. Previously, from March 1998 to September 1999, Mr. Schmeck was the Chief Administrative Officer and Corporate Controller at Landmark Financial Services, Inc. (a financial services business). Mr. Schmeck also held senior level financial positions at Nu-Kote Holding, Inc. (a manufacturer of ribbons and cartridges for printers, copiers and fax machines) from 1987 to 1997 (at the time of termination of his employment with this entity, Mr. Schmeck was Senior Vice President, Corporate Controller and Secretary of such entity). Mr. Schmeck also held senior level financial positions at Rockwell International (a multi industry corporation) from 1978 to 1987. He was an auditor at Price Waterhouse & Co. (an international accounting firm now named PricewaterhouseCoopers L.L.P.) from 1974 to 1978. Mr. Schmeck is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Shareholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on a review of copies of such forms received, the Company believes that, except as below set forth, all filing requirements under Section 16(a) applicable to its officers, directors and 10% Shareholders were timely met in 2001. The exceptions are as follows: (a) a Form 4 has not yet been filed by Mr. Moore in connection with any of the shares of the Company's Common Stock purchased by Mr. Moore in 2001, or sold by No. 2 in 2001 by or at the direction of a third party, in connection with shares of Common Stock pledged by Mr.
Moore or No. 2 to secure the note payable by No. 2 to such third party, (b) in connection with certain purchases and sales of Common Stock in 2001 by Mr. Hunter, Mr. Hunter was delinquent in filing a Form 4 in two instances, and was deemed to be liable to the Company for short-swing profits of $3,875 in connection with such transactions (the entire amount deemed to be payable by Mr. Hunter, plus interest thereon, was paid by Mr. Hunter to the Company in December, 2001), and (c) in February, 2001, each of the officers and directors of the Company at that time were one day late in filing their Form 5 for 2000. For more information concerning the Bank One Loan involving Bank One Texas and No. 2, see "Security Ownership of Certain Beneficial Owners and Management".

ITEM 11.  EXECUTIVE COMPENSATION


     The following table summarizes certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Chief Executive Officer and other most highly compensated executive officers (the "Named Executive Officers"):

                       THIS SPACE LEFT BLANK INTENTIONALLY

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                         Annual Compensation                 Compensation Awards
                                              ------------------------------------------    ----------------------
                                                                                            Securities Underlying
                                                                           Other Annual     All Other Options/SARs
Name and Principal Position        Years      Salary ($)    Bonus($) (1)   Comp. ($) (2)           (#) (3)          Compensation($)
---------------------------------  -----      ----------    ------------   -------------    ----------------------  ---------------
J. Michael Moore ................   2001        $250,000             ---         $27,000                   225,000          $  ---
  Chairman and Chief Executive      2000         230,045         $83,668          31,000                       ---             ---
  Officer                           1999         220,996             ---          38,500                       ---             ---

M. Ted Dillard (4) ..............   2001        $214,038             ---             ---                       ---          $  ---
  Former President and Secretary    2000        $207,793         $68,903         $25,000                       ---             ---
                                    1999         170,040             ---          28,087                       ---             ---

James E. Filarski(5) ............   2001        $114,615             ---         $   ---                   200,000          $  ---
  President

Anthony G. Schmeck(6) ...........   2001        $143,230             ---         $   ---                   135,000          $  ---
  Chief Financial Officer,          2000        $130,112         $67,123             ---                       ---          $  ---
  Secretary and Treasurer           1999          29,377             ---             ---                    20,000             ---

--------------------
(1) Each executive's bonus is calculated as a percentage of after-tax net income ("Profits"). In 2000, Mr. Schmeck was paid a one-time project related bonus of $25,000.

(2) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus. Includes deferred compensation for Mr. Moore of $27,000, $31,000 and $38,500, Mr. Dillard of $0, $25,000 and $28,087, respectively, in 2001, 2000 and 1999.

(3) No options were granted in 2000. All options granted in 2001 and 1999 were granted pursuant to the 1998 Plan.

(4) Effective as of March 15, 2001, Mr. Dillard resigned from all positions as an officer and director of the Company and its subsidiaries.

(5)  Mr. Filarski joined the Company in July 2001.

(6) Mr. Schmeck became the Chief Financial Officer and Treasurer of the Company on April 14, 2000 and Secretary on April 4, 2001. Mr. Schmeck joined the Company in September 1999 as the Principal Accounting Officer and Director of Accounting.


Stock Option Grants During 2001

     The following table provides information with respect to the Named Executive Officers concerning the grant of options to acquire Common Stock in 2001.

------------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable Value
                                                                                            of Assumed Annual Rates of
                             Individual Grants                                               Stock Price Appreciation
                                                                                               for Option Term (3)
                          Number of           % of Total
                         Securities          Options/SARS
                         Underlying           Granted to        Exercise or
                        Options/SARS         Employees in        Base price    Expiration
Name                   Granted (#) (1)        Fiscal Year          ($/Sh)         Date           5%             10%
----                               ---        -----------          ------         ----           --             ---
------------------------------------------------------------------------------------------------------------------------
J.  Michael Moore                225,000                33.5%       (2)            (2)          $281,430       $713,199
------------------------------------------------------------------------------------------------------------------------
James E. Filarski                200,000                29.8%       (2)            (2)          $154,708       $392,060
------------------------------------------------------------------------------------------------------------------------
Anthony G. Schmeck               135,000                20.1%       (2)            (2)          $168,858       $427,919
------------------------------------------------------------------------------------------------------------------------

(1) All of the options granted to Named Executive Officers in 2001 were granted under the 1998 Plan.

(2) Mr. Moore was granted 100,000 and 125,000 options in April and December 2001, respectively at an exercise price of $3.40 and $0.86, per share, respectively. Mr. Schmeck was granted 60,000 and 75,000 options in April and December

     2001, respectively at an exercise price of $3.40 and $0.86per share, respectively. Mr. Filarski was granted 100,000 options in both July and December, 2001, at an exercise price of $1.60 and $0.86 per share, respectively. All options granted in 2001 have a term of ten years and expire in the 2011.

(3) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

Aggregated Stock Option/SAR Exercised During 2001 and Stock Option/SAR Values as of December 31, 2001

     The following table sets forth information with respect to the Chief Executive Officer and the Named Executive Officers concerning the exercise of options during 2001 and unexercised options held as of December 31, 2001:

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                           Number of
                                                           Securities
                                                           Underlying       Value of Unexercised
                                                           Unexercised         In-The-Money
                                                             Options         Options / SARs at
                                                         /SARs at Fiscal      Fiscal Year End
                                                        Year End (#) (1)        ($) (1) (2)
                                                       -------------------  --------------------
                        Shares Acquired      Value        Exercisable /        Exercisable /
Name                     on Exercise(#)    Realized $     Unexercisable        Unexercisable
-----                   ---------------    ----------  -------------------  --------------------
J. Michael Moore .....       ---              ---       187,000 / 177,500        $ 0 / $ 0
James F. Filarski ....       ---              ---         25,000/175,000         $ 0 / $ 0
M. Ted Dillard .......       ---              ---        87,667 / 0              $ 0 / $ 0
Anthony G. Schmeck ...       ---              ---        42,500 / 112,500        $ 0 / $ 0

--------------------
(1) The amounts under the headings entitled "Exercisable" reflect vested options as of December 31, 2001 and the amounts under the headings entitled "Unexercisable" reflect options that have not vested as of December 31, 2001.

(2) No options outstanding are in-the-money at December 31, 2001 based on the $0.86 per share closing price of the Common Stock on December 31, 2001.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of the Company served as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee.

Report from The Compensation Committee Regarding Executive Compensation

     MEMBERSHIP. The Compensation Committee currently consists of two individuals: Deborah A. Farrington and Samuel E. Hunter. Mr. A. Clinton Allen was the Chairman of the Compensation Committee until his resignation in November 2001.

     RESPONSIBILITIES. The Compensation Committee is responsible for establishing the level of compensation of the executive officers of the Company and administering the 1996 Plan and the 1998 Plan. The compensation review and evaluation is conducted by reviewing the overall performance of each individual and comparing the overall performance of the Company with others in its industry, as well as considering general economic and competitive conditions. The financial performance of the Company on a yearly basis and as compared with the Company's Peer Group (see "Comparative Total Returns," below) and the industry as a whole, the Company's stock price and market share, and the individual performance of each of the executive officers, are among the factors reviewed. No particular weight is assigned to one factor over another.

     GENERAL COMPENSATION POLICY. The Company's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance, the financial performance of the Company and their contribution to that performance. It is our objective to make a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package is comprised of three elements:
(a) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels of similarly sized companies, (b) annual variable performance awards payable in cash and tied to the Company's achievement of performance goals, and (c) long-term stock based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's shareholders. Generally, as an officer's level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary.

     EMPLOYMENT AGREEMENTS AND COMPENSATION. The Company is a party to employment agreements with Messrs. Moore, Filarski and Schmeck. Each of the existing agreements provides for an annual base salary and certain other benefits. The Compensation Committee has in the past, and may continue in the future, to approve salaries above the agreed-upon base salaries based upon the factors listed above. See "Employment Contracts and Change in Control Arrangements," below, for specific information as to the terms of each of these employment agreements. Bonuses for the Company's executive officers are determined by the Compensation Committee pursuant to an incentive plan below discussed. See "--Executive Bonus Plan," below.

     During 2001, the Chief Executive Officer of the Company and the Chief Financial Officer of the Company received the same salaries as in 2000. In comparison to the salary levels of the chief executive officers and chief financial officers of companies within the Company's Peer Group, the salaries of Messrs. Moore, Filarski and Schmeck are below average. Effective January 1, 2002, the Company reduced by ten percent (10%) the salaries paid to each of its officers as part of the Company's cost reduction program.

     EXECUTIVE BONUS PLAN. As a result of the Company's performance, no executive bonuses were paid in 2001. Executive bonuses of $83,668 and $42,123 were paid to Messrs. Moore and Schmeck for 2000. In December 1999, the Compensation Committee established an Executive Bonus Plan which was applicable to the 2000 bonuses paid in 2001. At this time, any future bonus payments to its officers will be determined by the Company's Compensation committee as the Company no longer has in effect a specific bonus plan for its executives. With respect to the 2000 bonuses paid in 2001, the plan included the concept of a bonus pool which was established based upon the Company's net income (after tax income exclusive of non-operating and non-recurring gains and losses and exclusive of write-off of capitalized expenses). The amount of such bonus pool four and one-half percent (4.5%) of the Company's net income for Messrs. Moore (3%), and Schmeck (1.5%) based upon the Company's net income increasing (in relationship to the Company's net income in the preceding year) at a rate of less than 20%, See "Executive Compensation--Summary Compensation Table," above.

     EQUITY COMPENSATION. The executive officers are also granted stock options from time to time under the Company's 1996 Plan and the 1998 Plan. The timing of such grants and the size of the overall option pools and their allocations are determined by the Compensation Committee based upon market conditions and corporate and individual performance. Emphasis is placed on the long-term performance of the Company and is subjective with no particular emphasis being placed on any one factor. See "Certain Relationships and Related Transactions" for more information related to these matters.

     In December 2001, Messrs. Moore, Filarski and Schmeck were granted stock options to purchase 125,000, 100,000 and 75,000 shares of the Company's common stock, at $0.86 per share, respectively. In addition, as part of his condition of employment, in July 2001, Mr. Filarski was granted options to purchase 100,000 shares of common stock at $1.60 per share. Based upon the Company's performance in 2000, Mr. Moore and Schmeck were granted options to purchase 100,000 and 60,000, respectively, shares of the Company's common stock at $3.40 per share.

     DILLARD'S TERMINATION MATTERS. Effective as of March 15, 2001, M. Ted Dillard resigned as an officer and director of the Company and each of its subsidiaries. During all of 2000, and until March 15, 2001, Mr. Dillard had been a director of the Company, President and Secretary of the Company, and an officer and director of the various subsidiaries of the Company. During 2000, Mr. Dillard was paid $207,793 of base compensation and he was also paid $68,903 as bonus for the year 2000. As part of Mr. Dillard's severance arrangement with the Company, he was paid $ 210,000 in 24 equal semi-monthly installments beginning March 16, 2001, and a pro rata share of any bonus that would have been payable to him based upon having been with the Company for 74 days in 2001. In addition, (a) the time for vesting with respect to 5,556 shares of the Company's common stock for which Mr. Dillard has stock options was accelerated from March 31, 2001 to March 15, 2001, (b) the time for exercising all of the stock options which Mr. Dillard has been granted by the Company (options on 87,667 shares at an option price of $5.125 per share) were extended until December 31, 2002, and
(c) various other benefits are to be provided to Mr. Dillard pursuant to the terms of his severance agreement with the Company; a copy of such agreement was filed as Exhibit 10.1 to the Company's Form 8-K for March 15, 2001, and such document is hereby incorporated by reference.

     TAX CONSEQUENCES. The Omnibus Budget Reconciliation Act of 1993 added
Section 162(m) ("Section 162(m)") to the Internal Revenue Code. With certain exceptions, Section 162(m) prevents publicly held corporations, including the Company, from taking a tax deduction for compensation in excess of $1 million paid to the Chief Executive Officer and the other persons named in the

Summary Compensation Table in this Proxy Statement ("Covered Persons"). For purposes of Section 162(m), this limitation will apply to the tax year in which the Company would otherwise take the deduction. For nonqualified stock options the deduction is normally taken in the year the option is exercised. However,
Section 162(m) will not apply to limit the deductibility of performance-based compensation exceeding $1 million if (i) paid solely upon attainment of one or more performance goals, (ii) paid pursuant to a performance-based compensation plan adopted by the Compensation Committee, and (iii) the terms of the plan are approved by the shareholders before payment of the compensation.

     The Compensation Committee has previously reviewed the Company's compensation plans with regard to the deduction limitation contained in Section 162(m). The Compensation Committee believes that option grants under the 1996 Plan (the "1996 Options") do not meet the requirements of Section 162(m) to be considered performance-based compensation. Therefore, Section 162(m) could limit the Company's deduction in any tax year in which a Covered Employee who received 1996 Options exercises some or all of such Covered Employee's 1996 Options and such recipient's total compensation, including the value of the exercised options, exceeds $1 million in that taxable year.

     The Compensation Committee decided not to alter the Company's compensation plans with respect to existing 1996 Options, but does believe that options granted and repriced to Covered Employees under the 1998 Plan will meet the deductibility requirements of Section 162(m).

                                                  COMPENSATION COMMITTEE
                                                  Deborah A. Farrington
                                                  Samuel E. Hunter

Employment Agreements and Change in Control Arrangements

     The Company has entered into agreements with Messrs. Moore, Filarski and Schmeck which provide for the following: (a) payment of a base compensation of not less than $ 250,000, $240,000 and $140,000, respectively to Messrs. Moore, Filarski and Schmeck (as of January 1, 2002, the base compensation for each of these executives was reduced ten percent (10%) as a part of the Company's cost reduction program), (b) Mr. Moore shall be the Chief Executive Officer of the Company and shall report to the Board of Directors of the Company, (c) Mr. Filarski shall be the President of the Company and report to Mr. Moore and (d) Mr. Schmeck shall be the Treasurer and Chief Financial Officer of the Company (since April 4, 2001, Mr. Schmeck has also been the Secretary of the Company) and shall report to Mr. Moore, and (e) each of these individuals shall have the right to participate in all of the benefit, bonus and incentive compensation plans of the Company and its subsidiaries. The employment agreements for Messrs. Moore, Filarski and Schmeck provide that during such executive's agreement, the Company shall fund for a deferred compensation program (the "deferred Compensation Program") for such executive in the amount of $3,000, $2,500 and $1,200 per month, respectively. The provisions of the employment agreements provide that such agreements shall terminate on December 31, 2003, for Messrs. Moore and Schmeck and on July 9, 2003 for Mr. Filarski The employment agreements provide that if the executive's employment with the Company is terminated without cause, the Company agrees to pay such executive an amount equal to the base compensation that would have been paid to such executive for a period of twelve (12) months (the "Extension Period") following the date of termination of employment. In addition, if the executive's employment is terminated without cause, the executive shall be entitled to receive a pro rata share of any bonus or incentive compensation that such executive would otherwise have been entitled to receive had he remained employed for the entirety of the calendar year involved and shall have 12 months following such termination within which to exercise his options.

     The employment agreements also provide, among other things, that upon a Special Change in Control (as defined below), and if the executive's employment with the Company is terminated for any reason other than Voluntary Termination (as defined in the respective employment agreements) or terminated for cause during the twenty-four (24) month period beginning on the effective date of such change in control (a) the payments to the executive under the employment agreement for the Extension Period shall be at such times and in such amounts as would have been paid to the executive during the Extension Period had the executive's employment not been terminated, and (b) the Company's obligation to fund the Deferred Compensation Program shall extend until the expiration of the Extension Period.

     With respect to the change of control provisions related to stock options, each of the 1996 Plan and the 1998 Plan contain certain change of control provisions. In addition, if with respect to either Messrs. Moore, Filarski or Mr. Schmeck, a Special Change of Control occurs and such employment with the Company terminates for any reason other than Voluntary Resignation or Termination for Cause (as defined the respective Stock Option Agreement for both executives), such executive's stock option will become fully vested, notwithstanding any other vesting provisions.

     For this purpose, the term "Special Change of Control" means (a) any person or entity, including a "group" as defined in Section 13(d)(3) of the Exchange Act, other than the Company, a majority-owned subsidiary thereof, or Mr. Moore and any affiliate of Mr. Moore, becomes the beneficial owner (as defined pursuant to Section 13(d) under the Exchange Act) of the Company's securities having 25% or more of the combined voting power of the then outstanding securities of the Company that may be cast for the election of directors of the Company; or (b) if, as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sales of assets or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of the then outstanding securities of the Company or any successor corporation or entity entitled to vote generally in the election of the directors of the Company or such other corporation or entity after such transaction are beneficially owned (as defined pursuant to Section 13(d) of the Exchange Act) in the aggregate by the holders of the Company's securities entitled to vote generally in the election of directors of the Company immediately prior to such transaction; or (c) if, during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's shareholders, of each director of the Company first elected during such period was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 26, 2002 by (a) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (b) each of the Company's directors; (c) each of the executive officers named in the Summary Compensation Table below; and (d) all directors and executive officers of the Company as a group. The address of each person listed below is 10670 N. Central Expressway, Suite 600, Dallas, Texas 75231, unless otherwise indicated.

                                                                                                       Shares Beneficially
                                                                                                            Owned(1)(2)
                                                                                                -------------------------------
Name and Address of Beneficial Owner                                                                Number             Percent
------------------------------------                                                            --------------        ---------
DCRI L.P. No. 2, Inc .......................................................................       446,000 (3)           15.9%
J. Michael Moore ...........................................................................       788,350 (3)(4)        25.9%
Samuel E. Hunter ...........................................................................        88,750 (5)            3.1%
Deborah A. Farrington ......................................................................        63,750 (6)            2.2%
James E. Filarski ..........................................................................        76,000 (7)            2.6%
Anthony G. Schmeck .........................................................................        86,250 (8)            3.0%
FMR Corp ...................................................................................       247,700 (9)            8.8%
M. Ted Dillard .............................................................................       228,667(10)            7.9%
All directors and executive officers as a group  (5 persons)(4), (5), (6), (7), (8), .......     1,103,239               33.2%

--------------------
 * Represents less than 1% of outstanding Common Stock.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below and subject to applicable community property laws.

(2) Except for the percentages of certain parties that are based on presently exercisable options that are indicated in the following footnotes to the table, the percentages indicated are based on 2,811,865 shares of Common Stock issued and outstanding on the Record Date. In the case of parties holding options, the percentage ownership is calculated on the assumption that the shares underlying such options which are vested or will be vested in the next 60 days are outstanding. At this time, all of the stock options held by the officers or directors of the Company have an exercise price which is in excess of the market value of the Company's common stock at April 26, 2002.

(3) These shares (the "Current Shares") were acquired by DCRI L.P. No. 2, Inc. ("No. 2") in 1993 as the result of a series of transactions which involved Ditto Properties Co. ("DPC"); the Current Shares were part of 899,200 shares of Common Stock (the "No. 2 Shares") which were purchased in 1991 by USFG/DHRG LP No. 1, a partnership (the "Partnership"). The partners of the Partnership then included DPC and a corporation owned and controlled by J. Michael Moore ("Moore"). In 1996, DPC filed a lawsuit (the "Ditto Litigation") against No. 2 and others (the Company is now named as a defendant in the Lawsuit) in which DPC is claiming, among other things, that the 1993 sale of the No. 2 Shares to No. 2 should be rescinded. However, in 1997 the trial court in the Ditto Litigation granted No. 2's motion for summary judgment dismissing DPC's rescission claim. DPC has also filed a Schedule 13D claiming that it is the beneficial owner of the No. 2 Shares based on a successful outcome of DPC's rescission claim. Subsequent to 1993, certain of the No. 2 Shares have been sold or otherwise hypothecated.

     No. 2 holds sole voting and investment power with respect to the Current Shares, subject to the claims of DPC as to ownership of the Current Shares, and subject to the rights retained by (a) Imperial Bank in connection with a loan (the "Imperial Loan") to No. 2, the principal balance of which is $550,000, and (b) Compass Bank in connection with two loans (collectively the "Compass Loan") to No. 2, the principal balance of which is approximately $300,000. No. 2 and Mr. Moore have granted a security interest to (i) Imperial Bank to secure the Imperial Loan in 275,500 shares of Common Stock, (ii) to Compass Bank to secure the Compass Loan in 168,500 shares of Common Stock, and (iii) to the Company, to secure the Company in connection with the Prior Advances (as below defined) and the Compass Bank transaction, in 25,000 shares of Common Stock (see "Certain Relationships and Related Transactions" for more information related the Company's security interest in these shares, to the Compass Bank Loan, and to the Company's agreement to purchase the Compass Loan in the event No. 2 and Mr. Moore default in their obligations to repay the Compass Loan).

     When and if the Current Shares cease to be encumbered by security liens in favor of third parties, No. 2 and Mr. Moore have agreed to grant to the Company a lien in and to the Current Shares, to secure the Company in connection with the amounts owed to the Company by Mr. Moore and No. 2 (the "Prior Advances"). In addition to the liens in favor of Imperial Band and Compass Bank, as mentioned above, No. 2 has granted a second lien security interest to an individual, to secure such individual in connection with an approximately $48,500 owed to such individual, in 55,000 shares of Common Stock pledged to Imperial Bank. See "Certain Relationships and Related Transactions" for more information related to the Prior Advances.

     No.2 has granted an option (the "Hunter Option") to Samuel E. Hunter, a director of the Company, to purchase an aggregate of 20,000 shares of Common Stock at $5.00 per share which option expires on July 31, 2002. The address of No. 2 is 10670 North Central Expressway, Suite 600, Dallas, Texas 75231.

(4) Includes the 446,000 shares of Common Stock which are beneficially owned by No. 2 (as Mr. Moore owns substantially all of the capital stock of No. 2), 82,500 shares of Common Stock owned by another affiliate of Mr. Moore and 233,750 shares of Common Stock issuable upon the exercise of options.

(5) Includes 66,250 shares of Common Stock issuable upon the exercise of options. This number excludes 20,000 shares of Common Stock issuable upon exercise of the Hunter Option. The address of Mr. Hunter is 501 East 87th Street, 17E, New York, New York 10128.

(6) Consists of 63,750 shares of Common Stock issuable upon the exercise of options. The address of Ms. Farrington is 929 Park Avenue, New York, New York 10028.

(7) Includes 75,000 shares of Common Stock issuable upon the exercise of options.

(8) Includes 76,250 shares of Common Stock issuable upon the exercise of options.

(9)  The address of FMR Corp. is 82 Devonshire St., Boston, MA 02109.

(10) Includes 87,667 shares of Common Stock issuable upon the exercise of options. Mr. Dillard owns or claims to own 10% of the capital stock of No. 2. None of the shares of Common Stock owned by No. 2 are included in the shares of Common Stock owned by Mr. Dillard. The address of Mr. Dillard is 2016 St. Andrews, Richardson, TX 75082.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 21, 2001, the Company entered into a series of documents with Mr. Moore and DCRI L.P. No. 2, Inc. ("No.2") , pursuant to which the Company received promissory notes payable by Mr. Moore and by No. 2 and is to be paid approximately $391,000 in connection with various advances made by the Company, prior to 2001, on behalf of Mr. Moore or various entities that he controls. Pursuant to these transactions, and those previously entered by the same parties, since April 1, 2001, the amounts advanced by the Company have been repayable at the rate of $50,000 per year, and have been accruing interest, at prime plus 0.125%. The majority of the amounts advanced by the Company related to litigation associated with a lawsuit with Ditto Properties Company (the "Ditto Litigation"). The balance outstanding at December 31, 2001 of $444,000 was collateralized by a first lien on 25,000 shares of the Common Stock held by Mr. Moore, and on additional shares of another corporation in which Mr. Moore owns stock. The aforesaid 25,000 shares of the Common Stock were initially pledged to our Company as collateral for a note purchase agreement with Compass Bank (see discussion below).

     In addition, in March 2001, the Company and Mr. Moore have agreed to, among other things, that (a) the Company would fund up to $250,000 of legal fees and expenses which are expected to be incurred by Mr. Moore in connection with the Ditto Litigation (all of such funding is expected to recorded as an expense of the Company and not as an advance to Mr. Moore), and (b) except as previously set forth, no additional uncollateralized advances will be made to Mr. Moore. See "Security Ownership of Certain Beneficial Owners and Management" for more information related to the Ditto Litigation and to the shares of Common Stock pledged to various third parties and to the Company.

     On January 12, 1999, the Company entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and No. 2, which is principally owned by Mr. Moore, pursuant to which the Company agreed to purchase from the Bank, in the event of a default by No. 2 and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by No. 2 payable to the Bank in the stated amount of $500,000 and (ii) all instruments securing repayment of the Notes, including without limitation, a pledge agreement related to 168,000 shares of Common Stock which are owned by No. 2 as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with No. 2 and Mr. Moore, which obligated No. 2 and/ or Mr. Moore to (i) pledge to the Company an additional 50,000 shares (subsequently reduced to 25,000 shares) of Common Stock as collateral for the Company under the terms of both the Agreement and the Related Agreement, (ii) pay the Company for entering into the Agreement by conveying to the Company 5,000 shares of Common Stock which were owned by No. 2, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of Common Stock pursuant to options previously granted to Mr. Moore by the Company. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,250), of 72,500 shares of Common Stock pursuant to exercising stock options previously granted to him by the Company. The aforementioned transactions were approved by both the Board of Directors and the Audit Committee of the Board of Directors of the Company.

     Pursuant Technologies, Inc. ("Pursuant"), formerly named More-O Corporation, of which Mr. Moore and Samuel E. Hunter, a director of the Company, are minority shareholders, paid the Company $20,000 for the sublease of office space in 2000. In 2001, the Company paid Pursuant $92,000 for web site development and Pursuant front office software user license fees and user training.

     On July 17, 1998, Mr. Dillard, the Company's President until March 14, 2001, exercised options to purchase 84,000 shares of the Company's Common Stock for an aggregate purchase price of $257,250. The purchase price was paid with 7,500 shares (acquired in 1997) of the Common Stock valued at $89,500 (based upon the closing price of the Common Stock on July 16, 1998), and the remainder was paid in cash. In connection with this transaction the Company loaned Mr. Dillard approximately $149,000, which was subsequently reduced to approximately $90,000 (the "Tax Loan"), to cover his income tax liability associated with the transaction. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is secured by 20,000 shares of the Common Stock and is due July 17, 2003. In addition, on October 12, 1998, the Board of Directors approved a loan to Mr. Dillard of approximately $125,000 (the "Company Loan"). The Company Loan bears interest at 8%, which interest is payable quarterly, is secured by 43,400 shares of the Common Stock and is due July 17, 2003.

     With respect to Ms. Farrington, see "Board of Directors and Committees - Director Compensation," above.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                      DIVERSIFIED CORPORATE RESOURCES, INC.

Date: April 30, 2002               By:  /s/J. Michael Moore
                                       -------------------------------
                                       J. Michael Moore, Chief Executive Officer

Date: April 30, 2002               By:  /s/Anthony G. Schmeck
                                       -------------------------------
                                       Anthony G. Schmeck, Secretary, Treasurer
                                            And Principal Financial Officer