Form 10-Q
period 2002-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2002-05-15
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                         10670 NORTH CENTRAL EXPRESSWAY
                                    SUITE 600
                               DALLAS, TEXAS 75231
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (972) 458-8500

Former name, former address and former fiscal year if changed since last report:

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of common stock of the registrant outstanding on May 14, 2002 was 2,811,865

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                              March 31         December 31,
                                                                                                2002               2001
                                                                                             (Unaudited)
                                                                                             -----------       ------------
                                        ASSETS

Current assets:
   Cash and cash equivalents ............................................................    $      135        $        159
   Trade accounts receivable, less allowance for doubtful accounts of
      approximately $353 and $340, respectively .........................................         6,911               7,281
   Prepaid expenses and other current assets ............................................           473                 308
   Federal income taxes receivable ......................................................           942               1,513
                                                                                             ----------        ------------
      Total current assets ..............................................................         8,461               9,261
Property and equipment, net .............................................................         2,288               2,531
Other assets:
   Intangibles, net .....................................................................        10,780              10,780
   Receivables from related parties .....................................................           368                 418
   Other ................................................................................           218                 223
                                                                                             ----------        ------------
                                                                                             $   22,115        $     23,213
                                                                                             ==========        ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued expenses ..........................................    $    4,644        $      4,440
   Obligations not liquidated because of outstanding checks .............................           889                 852
   Borrowings under revolving credit agreement ..........................................         2,711               3,584
   Current maturities of capital lease obligations ......................................            99                  99
   Current maturities of long-term debt .................................................         2,805               2,805
                                                                                             ----------        ------------
      Total current liabilities .........................................................        11,148              11,780
Deferred lease rents ....................................................................           170                  28
Capital lease obligations, net of current maturities ....................................            97                 120
Long-term debt, net of current maturities ...............................................           373                 304
                                                                                             ----------        ------------
      Total liabilities .................................................................        11,788              12,232
                                                                                             ----------        ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized, none issued ...............             -                   -
   Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued ..........           340                 340
   Additional paid-in capital ...........................................................        12,794              12,794
   Retained earnings (deficit) ..........................................................          (920)               (266)
   Common stock held in treasury (586 and 579 shares, respectively), at cost ............        (1,649)             (1,649)
   Receivables from related parties .....................................................          (238)               (238)
                                                                                             ----------        ------------
      Total stockholders' equity ........................................................        10,327              10,981
                                                                                             ----------        ------------
                                                                                             $   22,115        $     23,213
                                                                                             ==========        ============

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                      -----------------------------------
                                                                                           2002               2001
                                                                                      ---------------    ----------------
Net service revenue:
     Permanent placement ...........................................................   $        2,886     $         6,405
     Contract placement and specialty services .....................................            9,848              13,526
                                                                                       ---------------    ----------------
                                                                                               12,734              19,931

Direct cost of contract placement and specialty  services ..........................            8,073              10,758
                                                                                       ---------------    ----------------

Gross margin .......................................................................            4,661               9,173

Operating expenses:
     Variable selling expenses .....................................................            2,398               4,921
     Selling, general and administrative expenses ..................................            2,590               4,105
     Restructuring and severance expenses ..........................................                -                 439
     Depreciation and amortization expense .........................................              286                 483
                                                                                       ---------------    ----------------
                                                                                                 (613)               (775)
Other income and (expense) items:
Interest expense, net ..............................................................              247                 185
                                                                                       ---------------    ----------------
Income  (loss) before income taxes .................................................             (860)               (960)
Income tax expense / (benefit) .....................................................             (206)               (378)
                                                                                       ---------------    ----------------
     Net income / (loss)............................................................   $         (654)    $          (582)
                                                                                       ===============    ================

Basic and diluted earnings per share ...............................................   $        (0.23)    $         (0.21)
                                                                                       ===============    ================
Weighted average common shares outstanding .........................................            2,813               2,816
                                                                                       ===============    ================
Weighted average common and common equivalent shares outstanding ...................            2,813               2,816
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

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                       ---------------------------------
                                                                                           2002                 2001
                                                                                       -------------        ------------
Cash flow from operating activities:
 Net income / (loss) ..............................................................      $   (654)             $   (582)
 Adjustments to reconcile net income/(loss) to
  cash provided by operating activities:
   Depreciation and amortization ..................................................           286                   483
   Provision for allowances .......................................................            13                  (473)
   Deferred income taxes ..........................................................             -                   149
   Accretion of interest on deferred payment obligations ..........................            69                    45
 Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable ............................................................           357                 2,663
   Federal income taxes receivable ................................................           571                  (444)
   Deferred lease rents ...........................................................           142                    (4)
   Prepaid expenses and other assets ..............................................          (160)                 (231)
   Trade accounts payable and accrued expenses ....................................           204                  (731)
                                                                                      ------------          -------------
   Cash provided by operating activities ..........................................           828                   875
Cash flows from investing activities:
  Capital expenditures ............................................................           (43)                 (191)
  Deposits ........................................................................             -                   (16)
  Repayment from related parties ..................................................            50                     1
                                                                                      ------------          -------------
    Cash provided by (used in) investing activities ...............................             7                  (206)

Cash flows from financing activities:
  Obligations not liquidated because of outstanding checks ........................            37                 1,506
  Advances on long-term line of credit borrowings .................................        13,601                20,944
  Repayments of long-term line of credit borrowings ...............................       (14,474)              (23,400)
  Repurchase of treasury stock ....................................................             -                   (25)
  Principal payments under long-term debt obligations .............................             -                  (171)
  Principal payments under capital lease obligations ..............................           (23)                  (22)
                                                                                      ------------          -------------
 Cash used in financing activities ................................................          (859)               (1,168)

Change in cash and cash equivalents ...............................................           (24)                 (499)
Cash and cash equivalents at beginning of year ....................................           159                   499
                                                                                      ------------          -------------
Cash and cash equivalents at end of period ........................................     $     135             $       -
                                                                                      ============          =============
Supplemental cash flow information:
  Cash paid for interest ..........................................................     $     338             $     142
                                                                                      ============          =============
  Cash paid (refunded) for taxes ..................................................     $    (777)            $     169
                                                                                      ============          =============

                See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands except Per Share Data)
                                   (Unaudited)

1. Basis of Presentation

     The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three months ended March 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     All inter-company accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. Earnings Per Share

     Basic earnings per share ("EPS") was determined by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                 2002               2001
                                            -----------------   ----------------
Basic .....................................            2,813              2,816
Net effect of dilutive stock options ......                -                  -
                                            -----------------   ----------------
Diluted ...................................            2,813              2,816
                                            =================   ================

Total options and warrants outstanding ....            1,621                718
                                            =================   ================
Options and warrants not considered because
effects of inclusion would be anti-dilutive            1,621                718
                                            =================   ================

3. Liquidity and Management Plans

     We reported a net loss for the quarter ended March 31, 2002 and year ended December 31, 2001 of $654 and $3,978, respectively. In addition, at March 31, 2002 we had cash on hand of $135, and our current liabilities exceeded our current assets by $2,687.

     Also, as of March 31, 2002, we were not in compliance with the amended terms and conditions of our financing agreement with our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible, in its efforts to secure a lending agreement with a new lender.

     The Company has also failed to make the required acquisition agreement payments of $1,178, $867 and $171 to the former owners of Mountain, Texcel, and Datatek respectively, which were due on October 1, 2001, October 8, 2001, and January 1, 2002, respectively. The Company has entered into agreements with the former owners of each of Mountain, Texcel and Datatek pursuant to which our payment obligations have been deferred for varying periods of time subject to the Company timely funding the installment obligations payable to each of these former owners. At this time, the Company is in compliance with the terms of such agreements.

     Pursuant to the Note Purchase Agreement entered into in January 1999, by and between DCRI LP No. 2 ("LP No. 2"), Mr. J. Michael Moore, our Chairman and Chief Executive Officer, Compass Bank and the Company, the Company is obligated to purchase from the Bank the promissory notes (the "Notes") issued by LP No. 2 to the Bank. In March 2002, the Company was notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank which upon completion

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (In Thousands except Per Share Data)
                                   (Unaudited)

3. Liquidity and Management Plans (continued)

would eliminate the Company's obligation to the Bank. As of April 21, 2002 the amount payable to the Bank is approximately $300. The Bank obligation is currently secured by 168,500 shares of our common stock pledged to the Bank by LP. No. 2 and or Mr. Moore. Based on the current market price of our common stock on April 21, 2002, the unsecured balance of the liability to the bank by all parties involved is approximately $211. While there can be no assurance that the purchase of the Notes by this new entity will be successful, the Company has previously notified the Bank that under the terms of our lending agreement, the Company does not have funds available to purchase this liability. Additionally, the Notes are guaranteed by Mr. Moore and we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

     These factors, among others, indicate that the Company may be unable to continue as a going concern.

     The Company has engaged Roth Capital Partners, LLC, to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. Additionally, we are evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the Company as well as satisfy our acquisition obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

     In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $777 resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. In March, 2002, the federal government enacted the "Job Creation and Workers Assistance Act of 2002" which permits the Company to carry its 2001 net loss back to 1996. Accordingly, on May 6, 2002, we filed an additional claim for refundable income taxes of $942 resulting from the carry back of our net loss to tax years 2000 through 1996.

4. Property and Equipment

Property and equipment consists of:

                                                    March 31,      December 31,
                                                      2002            2001
                                                 -------------    -------------
Computer equipment and software ...............  $       4,224    $       4,182
Equipment and furniture .......................          1,454            1,453
Leasehold improvements ........................            161              161
                                                 -------------    -------------
  Gross property ..............................          5,839            5,796
Less accumulated depreciation and amortization.         (3,551)          (3,265)
                                                 -------------    -------------
  Net property and equipment ..................  $       2,288    $       2,531
                                                 =============    =============

     Depreciation and amortization expense of property and equipment for the three months ended March 31, 2002 and 2001 was approximately $286 and $333 respectively.

5. Intangibles

Intangibles consist of:

                                Amortization      March 31,     December 31,
                                   Period           2002           2001
                               ---------------    ----------    ------------
Non-compete agreements .......  3 - 5 years       $     150     $       150
Goodwill .....................    20 years           12,094          12,094
                                                  ----------    ------------
                                                     12,244          12,244
Accumulated amortization .....                       (1,464)         (1,464)
                                                  ----------    ------------
                                                  $  10,780     $    10,780
                                                  ==========    ============

Amortization of intangibles for the three months ended March 31, 2002 and 2001 was approximately $0 and $150, respectively.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (In Thousands except Per Share Data)
                                   (Unaudited)

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

     As noted above in footnote No. 2, "Liquidity and Management Plans," as of March 31, 2002, we were not in compliance with the amended terms and conditions of our financing agreement. In addition, through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible , in its efforts to secure a lending agreement with a new lender.

     Under the terms of the agreement with GE, outstanding loan balances bear interest at the bank's index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 2.875%. Interest is payable monthly. The weighted average interest rate on the borrowings was 7.625% for the quarter ended March 31, 2002. The interest rate at March 31, 2002 was 7.625%. As of March 31, 2002, the amounts outstanding under the revolving line of credit amounted to $2,711.

7. Income Taxes

     The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2002            2001
                                                  ------------      -----------
Tax provision (benefit) at statutory rate
  for continuing operations .....................  $     (301)       $    (336)
Other ...........................................           -                4
State income taxes (benefit) net of
  federal income tax effect .....................           -              (46)
Increase in valuation allowance
  for deferred taxes ............................          95              (46)
                                                  ------------      -----------
                                                   $     (206)       $    (378)
                                                  ============      ===========

     As at March 31, 2002, we have a federal net operating loss carryforward of approximately $1,875, which if unused, expires in 2021. In addition, we have various state net operating loss carryforward totaling approximately $5,825 as of December 31, 2001, which, if unused, expire in varying amounts over the next 20 years.

     As of March 31, 2002, because of the factors discussed in Footnote No. 3, "Liquidity and Management Plans," we recorded a net valuation allowance of $845 against the entire amount of the net deferred tax asset.

8. Contingencies

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

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (In Thousands Except Per Share Data)

14. Commitments and Contingencies (continued)

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 0.25 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortious interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and
(ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6.5 million punitive and exemplary damages totaling at least $26.1 million interest on the amount of damages incurred, legal fees and attorney fees. At this time, the trial date for the Ditto Litigation is August 19, 2002.

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

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, in 2001 the Company, Mr. Moore and L.P. No. 2 decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250 to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of these Indemnification Agreements, including the Moore Indemnification Agreement was filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company. Through April 30, 2002, the Company has expended approximately $224 (in connection with the aforesaid $250 to be paid to or for the benefit of Mr. Moore) on behalf of Mr. Moore in the defense of the Ditto matter. Since engaging its own counsel in connection with the Ditto Litigation, the Company has paid for the legal fees and expenses of our counsel. No amount of loss reserves has been established by the Company in connection with the Ditto Litigation because management of the Company does not believe that the amount of any damage claims against the Company in connection with the Ditto Litigation should adversely impact our financial position or results of operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Service Revenue Summary:

                               For the Three Months Ended          Increase /
(US $ in millions)                     March 31,                   (decrease)
                            ---------------------------------   ----------------
                                2002               2001          2002 vs. 2001
                            --------------     --------------   ----------------
Permanent placement .......        $  2.9             $  6.4            $ (3.5)
Contract placement and
  specialty services ......           9.8               13.5              (3.7)
                            --------------     --------------   ----------------
Net service revenue .......        $ 12.7             $ 19.9           $  (7.2)
                            ==============     ==============   ================


     For the quarter ended March 31, 2002, net service revenue decreased $7.2 million, or 36%, to $12.7 million as compared to $19.9 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements decreased $3.7 million or 27%, and permanent placement revenue decreased $3.5 million, or 55% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract placement and specialty services comprised 77% of total revenue for the quarter ended March 31, 2002, as compared to 68% of total revenue in the previous year period.

     For the quarter ended March 31, 2002, our total gross margin decreased by $4.5 million, or 49%, to $4.7 million as compared to $9.2 million in the previous year period. The decline in permanent placement revenues accounted for $3.5 million, or nearly 78% of the absolute decrease in total gross margin. The decline in revenue derived from contract and specialty placements accounted for the balance of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue declined to 36.6%, as compared with 46% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the quarter ended March 31, 2001 was 18%, down 2% as compared to the previous year period.

     Operating expenses amounted to $5.3 million for the quarter ended March 31, 2002; a decrease of $4.7 million, or 47%, as compared to the previous year period. Included in operating expenses for the quarter ended March 31, 2002 was $2.4 million of variable sales expenses, which were down $2.5 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placements. In addition, for the quarter ended March 31, 2002, general and administrative expenses amounted to $2.6 million, a decline of $1.5 million, or 37%, as compared to the previous year period. Business initiatives implemented throughout 2001 including a review of our business processes, our organizational structure and the level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $0.3 million as compared to $0.5 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the second quarter of 2002, the Company intends to complete its evaluation of the carrying value of its intangible assets and will record the adjustment, if any required in the second quarter. Also, during the quarter ended March 31, 2001,the Company recorded a charge for restructuring, severance and asset write-offs of $0.4 million, of which approximately $0.3 million was related to the resignation of our former president.

     For the quarter ended March 31, 2002, net interest expense was $0.2 million, up slightly as compared to the previous year period due to the increase in the interest rate being charged to the Company by its lender while the Company is in default of its lending agreement. Actual average borrowings outstanding during the quarter ended March 31, 2002 are down approximately $1.5 million as compared to the previous year period.

     For the year quarter ended March 31, 2002, we reported a net loss before taxes of $0.9 million, as compared to a net loss before taxes of $1.00 million in the previous year period.

     As a result of the finalization of the 2001 Federal Income Tax Return and the associated 1996 through 2000 Amended Federal Income Tax Returns, the Company recorded an income tax benefit of $0.2 million at March 31, 2002. In addition, at March 31, 2002, the Company has a net operating loss carry forward of $1.4 million which it will use to offset future periods taxable income.

     As a result of the items discussed above, we reported a $0.7 million net loss for the quarter ended March 31, 2002 as compared to a net loss of $0.6 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 2002, cash provided by operating activities approximated $0.8 million, principally from the receipt of our initial 2001 Federal Income Tax refund. Substantially all of the cash generated was used to repay borrowings under our revolving credit agreement.

     As of March 31, 2002, we were not in compliance with the amended terms and conditions of our financing agreement with our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, our primary lender has verbally expressed to the Company that it may exercise its right to declare the obligations to be due and payable. They have also indicated in the same conversations that they will assist the Company, to the extent feasible, in its efforts to secure a new lending agreement with a new lender.

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

     We have reported a net loss for the quarter ended March 31, 2002 and for the year ended December 31, 2001 of $0.7 million and $4.0 million, respectively. In addition, given the current state of the economy and the cyclical nature of our business, we may continue to report losses for the foreseeable future.

     These factors, among others, indicate that the Company may be unable to continue as a going concern.

     The Company has engaged Roth Capital Partners, LLC, to act as our financial advisors in assisting us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. Additionally, we are evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the Company as well as satisfy our acquisition obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

     In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $777 resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. In March, 2002, the federal government enacted the "Job Creation and Workers Assistance Act of 2002" which permits the Company to carry its 2001 net loss back to 1996. Accordingly, on May 6, 2002, we filed an additional claim for refundable income taxes of $942 resulting from the carry back of our net loss to tax years 2000 through 1996.

     Inflation has not had a significant effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after

December 15, 2001 and will require 1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill, 2) the ceasing amortization of goodwill, and
3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We expected to adopt SFAS 142 on January 1, 2002. We have not yet determined what the impact of SFAS 142 will be on our results of operations and financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at March 31, 2002, on an annualized basis interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $2.7 million at March 31, 2002.

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

     In the Ditto Litigation, DPC, Ditto, Otey and Loadman are seeking, among other things, each of the following: (a) a rescission of the 1993 Transactions thereby entitling DPC to title, ownership and possession of the LP Shares, (b) the imposition of a constructive trust upon the LP Shares for the benefit of DPC, (c) a declaratory judgement declaring, among other things, (i) that DPC is entitled to title, ownership and possession in and to the LP Shares and to 250 shares of common stock of L.P. No. 2 (the "Collateral Shares"), and (ii) that any transfers of the LP Shares by L.P. No. 2 was improper and void ab initio,
(d) a judicial foreclosure order transferring ownership of the LP Shares and the Collateral Shares to DPC, (e) garnishment of the LP Shares and the Collateral Shares, (f) a temporary restraining order and permanent injunction related to the LP Shares and the Collateral Shares, (g) an accounting with respect to the LP Shares, and (h) damages as below summarized based upon numerous claims including breach of contract, tortious interference with contractual relations, breach of fiduciary duty, statutory fraud, common law fraud and fraud in the inducement. In connection with these claims, DPC, Ditto, Otey and Loadman contend, among other things, that (i) the Company, Mr. Moore, L.P. No. 2, U.S.F.G./DHRG L.P. No. 1, a partnership that previously owned the LP Shares and that is a party to the Ditto Litigation (the "Partnership"), and others committed acts constituting fraud upon DPC, Ditto, Otey and Loadman, in connection with the LP Shares, the 1993 Transactions, and in other respects, and (ii) DPC, Ditto, Otey and Loadman are entitled to recover from the Company, Mr. Moore, L.P. No. 2, and the Partnership, jointly and severally, compensatory damages in the amount of at least $6.5 million punitive and exemplary damages totaling at least $26.1 million, interest on the amount of damages incurred, legal fees and attorney fees. At this time, the trial date for the Ditto Litigation is August 19, 2002.

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

     In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Mr. Moore and related parties in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, in 2001 the Company determined that it should have separate counsel from Mr. Moore and L.P. No. 2. In 2001, the Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $0.25 million to fund legal fees and expenses anticipated to be incurred by Mr. Moore and related parties in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of these Indemnification Agreements was filed as Exhibit 10.2 to our Form 10-Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company. Through March 31, 2002, the Company has expended approximately $0.2 million (in connection with the aforesaid $0.25 million to be paid to or for the benefit of Mr. Moore) on behalf of Mr. Moore in the defense of the Ditto matter. Since engaging its own counsel in connection with the Ditto Litigation, the Company has paid for the legal fees and expenses of our counsel. No amount of loss reserves has been established with respect to the Ditto Litigation because management of the Company does not believe that the amount of any damage claims against the Company in connection with the Ditto Litigation should adversely impact our financial condition.

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

     Not Applicable.

B.   Reports on Form 8-K

     Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant



Date: May 15, 2002               By:              /s/ J. Michael Moore
                                                  --------------------
                                                    J. Michael Moore
                                               Chairman of the Board and
                                               Chief Executive Officer
                                             (Principal Executive Officer)

Date: May 15, 2002               By:             /s/ James E. Filarski
                                                 ---------------------
                                                   James E. Filarski
                                                 President and Director

Date: May 15, 2002               By:          /s/ Anthony G. Schmeck, Jr.
                                              ---------------------------
                                                Anthony G. Schmeck, Jr.
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer and
                                           Principal Accounting Officer )