Form 10-Q
period 2002-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2002-08-14
CIK 779226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Number of shares of common stock of the registrant outstanding on August 13, 2002 was 2,811,865

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                            (Unaudited)
                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                2002             2001
                                                                                           --------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $          191    $        159
   Trade accounts receivable, less allowance for doubtful accounts of approximately
    $361 and $340, respectively........................................................             6,761           7,281
   Prepaid expenses and other current assets...........................................               373             308
   Federal income taxes receivable.....................................................               942           1,513
                                                                                           --------------    ------------
     Total current assets..............................................................             8,267           9,261
Property and equipment, net............................................................             2,030           2,531
Other assets:
   Intangibles, net....................................................................            10,780          10,780
   Receivables from related parties....................................................               373             418
   Other...............................................................................               211             223
                                                                                           --------------    ------------
                                                                                           $       21,661    $     23,213
                                                                                           ==============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and accrued expenses.........................................    $        4,533    $      4,440
   Obligations not liquidated because of outstanding checks............................               805             852
   Borrowings under revolving credit agreement.........................................             3,006           3,584
   Current maturities of capital lease obligations.....................................                99              99
   Current maturities of long-term debt................................................             2,701           2,805
                                                                                           --------------    ------------
     Total current liabilities.........................................................            11,144          11,780
Deferred lease rents...................................................................               312              28
Capital lease obligations, net of current maturities...................................                72             120
Long-term debt, net of current maturities..............................................               317             304
                                                                                           --------------    ------------
     Total liabilities.................................................................            11,845          12,232
                                                                                           --------------    ------------
Commitments and contingencies.

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000 shares authorized, none issued..............                 -               -
   Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued.........               340             340
   Additional paid-in capital..........................................................            12,794          12,794
   Retained earnings (deficit).........................................................            (1,431)           (266)
   Common stock held in treasury (586 shares), at cost.................................            (1,649)         (1,649)
   Receivables from related parties....................................................              (238)           (238)
                                                                                           --------------    ------------
     Total stockholders' equity........................................................             9,816          10,981
                                                                                           --------------    ------------
                                                                                           $       21,661    $     23,213
                                                                                           ==============    ============

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                         For the Three Months     For the Six Months
                                                                            Ended June 30,          Ended June 30,
                                                                         --------------------    --------------------
                                                                           2002        2001        2002        2001
                                                                         --------    --------    --------    --------
Net service revenues:
  Permanent placement ...............................................    $  3,262    $  5,304    $  6,148    $ 11,709
  Contract placement and specialty services .........................      10,095      14,512      19,943      28,038
                                                                         --------    --------    --------    --------
                                                                           13,357      19,816      26,091      39,747

Cost of services:
  Direct cost of contract placement and specialty services ..........       8,255      11,459      16,328      22,217
                                                                         --------    --------    --------    --------

Gross margin ........................................................       5,102       8,357       9,763      17,530

Operating expenses:
  Variable selling expenses .........................................       2,440       4,292       4,838       9,213
  General and administrative expenses ...............................       2,557       3,813       5,147       7,918
  Severance expense .................................................          53           -          53         439
  Depreciation and amortization expense .............................         285         481         571         964
                                                                         --------    --------    --------    --------
                                                                            5,335       8,586      10,609      18,534
Other income and (expense) items:
  Interest expense, net .............................................        (285)       (178)       (532)       (363)
  Other net .........................................................           7           2           7           2
                                                                         --------    --------    --------    --------
                                                                             (278)       (176)       (525)       (361)

Loss before income taxes ............................................        (511)       (405)     (1,371)     (1,365)
Income tax (benefit) ................................................           -        (154)       (206)       (532)
                                                                         --------    --------    --------    --------
Net loss ............................................................    $   (511)   $   (251)   $ (1,165)   $   (833)
                                                                         --------    --------    --------    --------

                                                                         --------    --------    --------    --------
Basic and diluted earnings  (loss) per share ........................    $  (0.18)   $  (0.09)   $  (0.41)   $  (0.30)
                                                                         ========    ========    ========    ========

Weighted average common shares outstanding ..........................       2,812       2,812       2,812       2,814
                                                                         ========    ========    ========    ========

Weighted average common and common
 equivalent shares outstanding ......................................       2,812       2,812       2,812       2,814
                                                                         ========    ========    ========    ========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              2002          2001
                                                                                           ----------    ----------
Cash flow from operating activities:
    Net loss ........................................................................      $   (1,165)   $     (833)
    Adjustments to reconcile net loss to cash provided by operating activities:
        Depreciation and amortization ...............................................             571           964
        Provision for allowances ....................................................              21          (464)
        Deferred income taxes .......................................................               -          (395)
        Accretion of interest on deferred payment obligations .......................              34            87
    Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable .........................................................             499         1,848
        Federal income taxes receivable .............................................             571             -
        Deferred lease rents ........................................................             284            (6)
        Prepaid expenses and other assets ...........................................             (58)         (183)
        Trade accounts payable and accrued expenses .................................              93        (1,427)
                                                                                           ----------    ----------
        Cash provided by (used in) operating activities .............................             850          (409)

Cash flows from investing activities:
    Capital expenditures ............................................................             (70)         (255)
    Deposits ........................................................................               -           (16)
    Business acquisition cost .......................................................               -           (37)
    Repayment from related parties ..................................................              50             1
                                                                                           ----------    ----------
        Cash (used in) investing activities .........................................             (20)         (307)

Cash flows from financing activities:
    Obligations not liquidated because of outstanding checks ........................             (47)        1,320
    Advances on long-term line of credit borrowings .................................          28,005        42,138
    Repayments of long-term line of credit borrowings ...............................         (28,583)      (43,002)
    Repurchase of treasury stock ....................................................               -           (25)
    Principal payments under long-term debt obligations .............................            (125)         (171)
    Principal payments under capital lease obligations ..............................             (48)          (43)
                                                                                           ----------    ----------
    Cash (used in) provided by financing activities .................................            (798)          217

Change in cash and cash equivalents .................................................              32          (499)
Cash and cash equivalents at beginning of year ......................................             159           499
                                                                                           ----------    ----------
Cash and cash equivalents at end of period ..........................................      $      191    $        -
                                                                                           ==========    ==========

Supplemental cash flow information:
    Cash paid for interest ..........................................................      $      498    $      284
                                                                                           ==========    ==========
    Cash paid (refunded) for taxes ..................................................      $     (777)   $      197
                                                                                           ==========    ==========

                 See notes to consolidated financial statements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

       The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three and six months ended June 30, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

       All inter-company accounts and transactions have been eliminated in consolidation.

       Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   EARNINGS PER SHARE

       Basic earnings (loss) per share ("EPS") was determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

                                                                 For the Three Months               For the Six Months Ended
                                                                    Ended June 30,                          June 30,
                                                            -------------------------------     -------------------------------
(In Thousands)                                                  2002             2001               2002               2001
                                                            -------------    --------------     --------------    -------------
Basic.....................................................          2,812             2,812              2,812            2,814
Net effect of dilutive stock options......................              -                 -                  -                -
                                                            -------------    --------------     --------------    -------------
Diluted...................................................          2,812             2,812              2,812            2,814
                                                            =============    ==============     ==============    =============

Total options and warrants outstanding....................          1,621               998              1,621              998
                                                            =============    ==============     ==============    =============
Options and warrants not considered because effects of
 inclusion would be anti-dilutive.........................          1,621               998              1,621              998
                                                            =============    ==============     ==============    =============

3.   LIQUIDITY AND MANAGEMENT PLANS

       We reported a net loss for the six months ended June 30, 2002 and year ended December 31, 2001 of $1,165,000 and $3,978,000, respectively. In addition, at June 30, 2002 we had cash on hand of $191,000, and our current liabilities exceeded our current assets by $2,877,000.

       Also, as of June 30, 2002, we were not in compliance with the amended terms and conditions of our financing agreement with our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement. Subsequent to the expiration of this agreement, we have at all times been in default under the terms of this obligation, and if our primary lender were to exercise its right to declare the obligation to be due and payable, we would not be able to pay the obligation.

       The Company has also failed to make the required acquisition agreement payments of $1,178,000, $867,000 and $171,000 to the former owners of Mountain, Texcel, and Datatek respectively, which were due on October 1, 2001, October 8, 2001, and January 1, 2002, respectively. The Company has entered into agreements with the former owners of each of Mountain, Texcel and Datatek pursuant to which our payment obligations have been deferred for varying periods of time subject to the Company timely funding the installment obligations payable to each of these former owners. At this time, we believe the Company is in substantial compliance with the terms of such agreements.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   LIQUIDITY AND MANAGEMENT PLANS (CONTINUED)

       Pursuant to the Note Purchase Agreement entered into in January 1999, by and between DCRI LP No. 2 ("LP No. 2"), Mr. J. Michael Moore, our Chairman and Chief Executive Officer, Compass Bank (the "Bank") and the Company, the Company is obligated to purchase from the Bank the promissory notes (the "Notes") issued by LP No. 2 to the Bank. We have been notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank which upon completion would eliminate the Company's obligation to the Bank. As of July 31, 2002 the amount payable to the Bank is approximately $270,000. The Bank obligation is currently secured by 168,500 shares of our common stock pledged to the Bank by LP. No. 2 and or Mr. Moore. Based on the current market price of our common stock on July 31, 2002, the unsecured balance of the liability to the Bank by all parties involved is approximately $161,000. While there can be no assurance that the purchase of the Notes by this new entity will be successful, the Company does not have funds available to purchase the Notes if required to do so under the terms of the Note Purchase Agreement. As the Notes are guaranteed by Mr. Moore, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

       These factors, among others, indicate that the Company may be unable to continue as a going concern.

       Since November, 2001, the Company has been using the services of third party advisors to assist us in evaluating our strategic options to maximize shareholder value and to provide assistance to us in pursuing alternative financing options in connection with our capital requirements and acquisition debt obligations. At the present time, the Company is negotiating a lending agreement with a prospective lender that would replace our primary lender and would potentially provide additional liquidity to the Company. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

       In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $777,000 resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. In March, 2002, the federal government enacted the "Job Creation and Workers Assistance Act of 2002" which permits the Company to carry its 2001 net loss back to 1996. Accordingly, on May 6, 2002, we filed an additional claim for refundable income taxes of $942,000 resulting from the carry back of our net loss to tax years 2000 through 1996. This amount was received in July 2002.

4.   LINE OF CREDIT AND LONG-TERM DEBT:

       On May 18, 2000, we entered into a three-year revolving line of credit agreement with General Electric Capital Corporation ( "GE"). The agreement permits borrowings up to $15,000,000. Upon the closing of this facility, we borrowed $3,800,000 and repaid, in its entirety, the outstanding borrowings under our previous revolving credit facility. The borrowings are collateralized by our accounts receivable and other assets and are based upon a borrowing base as defined in the agreement.

       As noted above in footnote No. 2, "Liquidity and Management Plans," as of June 30, 2002, we were not in compliance with the amended terms and conditions of the GE financing agreement. Since February 28, 2002, the date of expiration of a forbearance agreement related to this obligation, we have not been in compliance with the terms of this obligation. If GE were to exercise its right to declare the obligation to be due and payable, we could not pay the obligation.

       Under the terms of the agreement with GE, the outstanding loan balances bear interest at the bank index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 2.875%. Interest is payable monthly. The weighted average interest rate on the borrowings was 7.625% for the six months ended June 30, 2002. The interest rate at June 30, 2002 was 7.625%. As of June30, 2002, the amounts outstanding under the revolving line of credit amounted to $3,006,000.

             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.   INCOME TAXES

       The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

                                                                  For the Three Months Ended          For the Six Months Ended
                                                                           June 30,                           June 30,
                                                                -------------------------------    ------------------------------
(In Thousands)                                                       2002              2001             2002             2001
                                                                --------------     ------------    -------------     ------------
Tax provision at statutory rate.............................    $         (179)    $       (141)   $        (480)    $       (477)
Other.......................................................                 -               16                -               20
Increase in valuation allowance for deferred taxes                         179                -              274                -
State income taxes (benefit) net of federal income
 tax effect.................................................                 -              (29)               -              (75)
                                                                --------------     ------------    -------------     ------------
                                                                $            -     $       (154)   $        (206)    $       (532)
                                                                ==============     ============    =============     ============

       As at June 30, 2002, we have a federal net operating loss carryforward of approximately $2,385,000, which if unused, expires in 2021. In addition, we have various state net operating loss carryforward totaling approximately $5,825,000 as of December 31, 2001, which, if unused, expire in varying amounts over the next 20 years.

       As of June 30, 2002, because of the factors discussed in Footnote No. 3, "Liquidity and Management Plans," we recorded a net valuation allowance of $1,024,000 against the entire amount of the net deferred tax asset.

6.   CONTINGENCIES

       In 1996, Ditto Properties Company ("DPC") filed a suit against DCRI L.P. No. 2 ("L.P. No. 2"), which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the "LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore and the Company were added as defendants in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the litigation involved (herein referred to as the "Ditto Litigation"). Due to the recently granted motions for summary judgment in favor of L.P. No. 2, Mr. Moore and us, neither Otey nor Loadman remain as parties to the Ditto Litigation. There is currently no trial date pending, but we expect that the trial date will be set for some time in early 2003. For a more detailed discussion of the Ditto Litigation, please see Item 1, Part II of our Form 10-Q for the first quarter ended March 31, 2002 (such disclosures are hereby incorporated by reference). In the past, we have incurred legal fees and have funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As a result of the Company being named as a defendant in such case, in 2001 the Company, Mr. Moore and L.P. No. 2 decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250,000 (herein referred to as the "JMM Cap") to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of these Indemnification Agreements, including the Moore Indemnification Agreement was filed as Exhibit 10.2 to our Form 10-Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require us to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company. July, 2002, the Board of Directors of the Company determined that approximately $101,000 of legal services rendered by counsel for Mr. Moore and L.P. No. 2 benefited the Company, directly or indirectly, and the amounts previously allocated to the JMM Cap were reduced by such amount. Through June 30, 2002, the Company has expended approximately $165,000(in connection with the JMM Cap) on behalf of Mr. Moore in the defense of the Ditto matter. No amount of loss reserves has been established by the Company in connection with the Ditto Litigation because management of the Company does not believe that the amount of any damage claims against the Company in connection with the Ditto Litigation should adversely impact our financial position or results of operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Service Revenue Summary:

                                                                                For the Three Months Ended           Increase /
(US $ in millions)                                                                       June 30,                    (decrease)
                                                                             ---------------------------------    ----------------
                                                                                  2002               2001          2002 vs. 2001
                                                                             --------------     --------------    ----------------
Permanent placement...................................................       $          3.3     $          5.3    $           (2.0)
Contract placement and  specialty services............................                 10.1               14.5                (4.4)
                                                                             --------------     --------------    ----------------
Net service revenue...................................................       $         13.4     $         19.8    $           (6.4)
                                                                             ==============     ==============    ================

       For the quarter ended June 30, 2002, net service revenue decreased $6.4 million, or 33%, to $13.4 million as compared to $19.8 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements decreased $4.4 million or 30%, and permanent placement revenue decreased $2.0 million, or 39% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract placement and specialty services comprised 76% of total revenue for the quarter ended June 30, 2002, as compared to 73% of total revenue in the previous year period.

       For the quarter ended June 30, 2002, our total gross margin decreased by $3.3 million, or 39%, to $5.1 million as compared to $8.4 million in the previous year period. The decline in permanent placement revenues accounted for $2.0 million, or 61% of the absolute decrease in total gross margin. The decline in revenue derived from contract and specialty placements accounted for the balance of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue declined to 38%, as compared with 42% in the previous year period, partially due to the change in business mix noted above. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the quarter ended June 30, 2002 was 18%, down 3% as compared to the previous year period.

       Operating expenses amounted to $5.3 million for the quarter ended June 30, 2002; a decrease of $3.3 million, or 38%, as compared to the previous year period. Included in operating expenses for the quarter ended June 30, 2002 was $2.4 million of variable sales expenses, which declined $1.9 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placements. In addition, for the quarter ended June 30, 2002, general and administrative expenses amounted to $2.6 million, a decline of $1.3 million, or 33%, as compared to the previous year period. Business initiatives implemented throughout 2001 and 2002 including a review of our business processes, our organizational structure and the level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $0.3 million as compared to $0.5 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company intends to complete its evaluation of the carrying value of its intangible assets and will record the adjustment, if any required in the fourth quarter. Also, during the quarter ended June 30, 2002,the Company recorded a charge for restructuring and severance of $0.1 million.

       For the quarter ended June 30, 2002, net interest expense was $0.3 million, up slightly as compared to the previous year period due to the increase in the interest rate being charged to the Company by its lender while the Company is in default of its lending agreement.

       For the quarter ended June 30, 2002, we reported a net loss before taxes of $0.5 million, as compared to a net loss before taxes of $0.4 million in the previous year period.

       Because of a valuation allowance provided for deferred income taxes, we reported no income tax benefit in the quarter ended June 30, 2002 compared to an income tax benefit of $0.1 million in the previous year period. In addition, at June 30, 2002, the Company has a net operating loss carry forward of $2.4 million which it will use to offset future periods taxable income.

       As a result of the items discussed above, we reported a $0.5 million net loss for the quarter ended June 30, 2002 as compared to a net loss of $0.3 million for the previous year period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Service Revenue Summary:

                                                                                 For the Six Months Ended            Increase /
(US $ in millions)                                                                       June 30,                    (decrease)
                                                                             ---------------------------------    ----------------
                                                                                 2002               2001            2002 vs. 2001
                                                                             --------------     --------------    ----------------
Permanent placement...................................................       $          6.1     $         11.7    $           (5.6)
Contract placement and  specialty services............................                 20.0               28.0                (8.0)
                                                                             --------------     --------------    ----------------
Net service revenue...................................................       $         26.1     $         39.7    $          (13.6)
                                                                             ==============     ==============    ================

       For the six months ended June 30, 2002, net service revenue decreased $13.6 million, or 34%, to $26.1 million as compared to $39.7 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements decreased $8.0 million or 29%, and permanent placement revenue decreased $5.6 million, or 48% as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract placement and specialty services comprised 76% of total revenue for the six months ended June 30, 2002, as compared to 70% of total revenue in the previous year period.

       For the six months ended June 30, 2002, our total gross margin decreased by $7.7 million, or 44%, to $9.8 million as compared to $17.5 million in the previous year period. The decline in permanent placement revenues accounted for $5.6 million, or 72% of the absolute decrease in total gross margin. The decline in revenue derived from contract and specialty placements accounted for the balance of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue declined to 37%, as compared with 44% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the six months ended June 30, 2002 was 18%, down 3% as compared to the previous year period.

       Operating expenses amounted to $10.6 million for the six months ended June 30, 2002; a decrease of $7.9 million, or 43%, as compared to the previous year period. Included in operating expenses for the six months ended June 30, 2002 was $4.8 million of variable sales expenses, which declined $4.4 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placements. In addition, for the six months ended June 30, 2002, general and administrative expenses amounted to $5.1 million, a decline of $2.8 million, or 35%, as compared to the previous year period. Business initiatives implemented throughout 2001 and 2002 including a review of our business processes, our organizational structure and the level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $0.6 million as compared to $1.0 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company intends to complete its evaluation of the carrying value of its intangible assets and will record the adjustment, if any required in the fourth quarter. Also, during the six months ended June 30, 2002, the Company recorded a charge for restructuring and severance of $0.1 million as compared to $0.4 million in the previous year period, of which approximately $0.3 million was related to the resignation of our former president.

       For the six months ended June 30, 2002, net interest expense was $0.5 million, up $0.2 million as compared to the previous year period due to the increase in the interest rate being charged to the Company by its lender while the Company is in default of its lending agreement.

       For the six months ended June 30, 2002, we reported a net loss before taxes of $1.4 million, the same as in the previous year period.

       Because of a valuation allowance provided for deferred income taxes, we reported an income tax benefit in the six months ended June 30, 2002 of only $0.2 million as compared to an income tax benefit of $0.5 million in the previous year period. In addition, at June 30, 2002, the Company has a net operating loss carry forward of $2.4 million which it will use to offset future periods taxable income.

       As a result of the items discussed above, we reported a $1.2 million net loss for the six months ended June 30, 2002 as compared to a net loss of $0.8 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

       For the six months ended June 30, 2002, cash provided by operating activities approximated $0.8 million, principally from the receipt of our initial 2001 Federal Income Tax refund and a reduction in accounts receivable. Most of the cash generated was used to reduce our debt obligations.

       As of June 30, 2002, we were not in compliance with the amended terms and conditions of our financing agreement with GE, our primary lender. Through February 28, 2002, we operated under the terms and conditions of the Fourth Amendment and Forbearance Agreement with GE. Subsequent to the expiration of this agreement, we have been in default of this debt obligation at all times, and we would not be able to pay this obligation if GE were to elect to exercise its right to declare the obligation to be due and payable. .

       The Company has also failed to make the required acquisition agreement payments of $1,178,000, $867,000 and $171,000 to the former owners of Mountain, Texcel, and Datatek respectively, which were due on October 1, 2001, October 8, 2001, and January 1, 2002, respectively. The Company has entered into agreements with the former owners of each of Mountain, Texcel and Datatek pursuant to which our payment obligations have been deferred for varying periods of time subject to the Company timely funding the installment obligations payable to each of these former owners. At this time, we believe the Company is in substantial compliance with the terms of such agreements.

Pursuant to the Note Purchase Agreement entered into in January 1999, by and between DCRI LP No. 2 ("LP No. 2"), Mr. J. Michael Moore, our Chairman and Chief Executive Officer, Compass Bank (the "Bank") and the Company, the Company is obligated topurchase from the Bank the promissory notes (the "Notes") issued by LP No. 2 to the Bank. In March 2002, the Company was notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank which upon completion would eliminate the Company's obligation to the Bank. As of July 31, 2002 the amount payable to the Bank is approximately $270,000. The Bank obligation is currently secured by 168,500 shares of our common stock pledged to the Bank by LP. No. 2 and or Mr. Moore. Based on the current market price of our common stock on July 31, 2002, the unsecured balance of the liability to the Bank by all parties involved is approximately $161,000. While there can be no assurance that the purchase of the Notes by this new entity will be successful, the Company does not have funds available to purchase the Notes if we became required to do so under the terms of the Note Purchase Agreement. As the Notes are guaranteed by Mr. Moore, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

       We have reported a net loss for the six months ended June 30, 2002 and for the year ended December 31, 2001 of $1.2 million and $4.0 million, respectively. In addition, given the current state of the economy and the cyclical nature of our business, we may continue to report losses for the foreseeable future.

       These factors, among others, indicate that the Company may be unable to continue as a going concern.

       Since November, 2001, we have been using the services of third party advisors to assist us in evaluating our strategic options to maximize shareholder value and to provide ongoing assistance in pursuing those options. Additionally, we are evaluating various financing and restructuring strategies to be utilized to meet the working capital requirements of the Company as well as satisfy our acquisition obligations. At the present time, the Company is negotiating a lending agreement with a prospective lender that would replace GE and would potentially provide additional liquidity to the Company. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

       In January 2002, we filed a claim for refundable income taxes with the Internal Revenue Service for $777,000 resulting from the carry back of our operating loss to 1999 and 2000. This amount was received in February 2002. In March, 2002, the federal government enacted the "Job Creation and Workers Assistance Act of 2002" which permits the Company to carry its 2001 net loss back to 1996. Accordingly, on May 6, 2002, we filed an additional claim for refundable income taxes of $942,000 resulting from the carry back of our net loss to tax years 2000 through 1996. This amount was received in July 2002.

       Inflation has not had a significant effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill,
2) the ceasing amortization of goodwill, and 3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We adopted SFAS 142 on January 1, 2002. Due to cost constraints, the Company has not completed the transitional goodwill impairment test (which consists of determining and disclosing if the carry value of a reporting unit, including assigned goodwill, exceeds the fair value of that reporting unit), as required by SFAS 142 to be completed by June 30, 2002. However, because of the Company's financial position at the initial adoption date (January 1, 2002), it is at least reasonably possible that goodwill has been impaired. The Company plans to perform the transitional goodwill impairment test, as well as the initial annual goodwill impairment test in the fourth quarter of 2002.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at June 30, 2002, on an annualized basis interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $3.0 million at June 30, 2002.

                           PART II: OTHER INFORMATION
             DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

       In 1996, Ditto Properties Company ("DPC") file suit against DCRI L.P. No. 2 ("L.P. No. 2"), which is controlled by Mr. J. Michael Moore ("Mr. Moore"), our Chairman and Chief Executive Officer. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore and the Company were added as defendants in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the litigation involved (herein referred to as the "Ditto Litigation"). Due to the recently granted motions for summary judgement in favor of LP No.2, Mr. Moore and us, neither Otey nor Loadman remain as parties to the Ditto Litigation. For more information regarding the Ditto Litigation, please see Item 1, Part II of our Form 10-Q for the first quarter ended March 31, 2002 (such disclosures are hereby incorporated by reference.

       For more information regarding the legal fees paid by the Company, on its behalf and on behalf of LP No. 2 and Mr. Moore, please see footnote 6, Contingencies, to our financial statements included as part of this Form 10=Q (such disclosures are hereby incorporated by reference).

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

Not Applicable.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

In June, 2002, Deborah A. Farrington resigned as a member of the Board of Directors of the Company (the "Board"), and Anthony G. Schmeck resigned as an employee of the Company and as the Secretary, Treasurer and Chief Financial Officer of the Company.

In July, 2002, Mark E. Cline was elected as a member of the Board by vote of the other members of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.1 Director Option Agreement 2002 Re: Cline.
         10.2 Indemnification Agreement dated as of July 9, 2002, between the
              Company and Mark E. Cline.
         99   Certification of officers

B.       Reports on Form 8-K

         Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      DIVERSIFIED CORPORATE RESOURCES, INC.
                                   Registrant


Date: August 14, 2002              By:              /s/ J. Michael Moore
                                                    --------------------
                                                      J. Michael Moore
                                               Chairman of the Board and Chief
                                                      Executive Officer
                                                (Principal Executive Officer)

Date: August 14, 2002              By:             /s/ James E. Filarski
                                                   ---------------------
                                                     James E. Filarski
                                                   President and Director
                                               (Principal Financial Officer)