Form 10-Q
period 2002-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2002-11-14
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1565578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10670 NORTH CENTRAL EXPRESSWAY
SUITE 600
DALLAS, TEXAS 75231
(Address of principal executive offices)

Registrant’s telephone number, including area code:    (972) 458-8500

Former name, former address and former fiscal year if changed since last report:

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Number of shares of common stock of the registrant outstanding on November 13, 2002 was 2,811,865.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited) September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$181	$159
Trade accounts receivable, less allowance for doubtful accounts of approximately $270 and $340, respectively	6,580	7,281
Prepaid expenses and other current assets	335	308
Federal income taxes receivable	—	1,513

Total current assets	7,096	9,261
Property and equipment, net	1,915	2,531
Other assets:
Intangibles, net	11,076	10,780
Receivables from related parties	368	418
Other	227	223

	$20,682	$23,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$4,631	$4,440
Obligations not liquidated because of outstanding checks	1,125	852
Borrowings under revolving credit agreement	1,987	3,584
Current maturities of capital lease obligations	99	99
Current maturities of long-term debt	2,784	2,805

Total current liabilities	10.626	11,780
Deferred lease rents	395	28
Capital lease obligations, net of current maturities	47	120
Long-term debt, net of current maturities	348	304

Total liabilities	11,416	12,232

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	–	–
Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued	340	340
Additional paid-in capital	12,794	12,794
Retained earnings (deficit)	(1,981)	(266)
Common stock held in treasury (586 shares), at cost	(1,649)	(1,649)
Receivables from related parties	(238)	(238)

Total stockholders’ equity	9,266	10,981

	$20,682	$23,213

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net service revenues:
Permanent placement	$2,692	$3,649	$8,840	$15,358
Contract placement and specialty services	9,842	14,005	29,785	42,043

	12,534	17,654	38,625	57,401

Cost of services:
Direct cost of contract placement and specialty services…	8,216	11,238	24,544	33,455

Gross margin	4,318	6,416	14,081	23,946

Operating expenses:
Variable selling expenses	2,307	3,083	7,145	12,296
General and administrative expenses	1,972	3,788	7,119	11,706
Severance expense	25	—	78	439
Depreciation and amortization expense	291	474	862	1,438

	4,595	7,345	15,204	25,879

Other income and (expense) items:
Interest expense, net	(280)	(290)	(812)	(653)
Other net	7	—	14	2

	(273)	(290)	(798)	(651)

Income loss before income taxes	(550)	(1,219)	(1,921)	(2,584)
Income tax benefit	—	(466)	(206)	(532)

Net loss	$(550)	$(753)	$(1,715)	$(1,586)

Basic and diluted earnings (loss) per share	$(0.20)	$(0.27)	$(0.61)	$(0.56)

Weighted average common shares outstanding	2,812	2,812	2,812	2,814

Weighted average common and common equivalent shares outstanding	2,812	2,812	2,812	2,814

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flow from operating activities:
Net loss	$(1,715)	$(1,586)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	862	1,438
Provision for allowances	(70)	(704)
Deferred income taxes	—	(998)
Accretion of interest on deferred payment obligations	18	143
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	771	4,308
Federal income taxes receivable	1,513	—
Deferred lease rents	367	3
Prepaid expenses and other assets	(31)	(179)
Trade accounts payable and accrued expenses	191	(2,311)

Cash provided by operating activities	1,906	114

Cash flows from investing activities:
Capital expenditures	(246)	(313)
Deposits	—	(16)
Business acquisition cost	—	(33)
Repayment from related parties	50	—

Cash used in investing activities	(196)	(362)

Cash flows from financing activities:
Obligations not liquidated because of outstanding checks	273	1,412
Advances on long-term line of credit borrowings	41,139	61,982
Repayments of long-term line of credit borrowings	(42,736)	(63,383)
Repurchase of treasury stock	—	(25)
Principal payments under long-term debt obligations	(291)	(171)
Principal payments under capital lease obligations	(73)	(66)

Cash used in financing activities	(1,688)	(251)

Change in cash and cash equivalents	22	(499)
Cash and cash equivalents at beginning of year	159	499

Cash and cash equivalents at end of period	$181	$—

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the “Company”, “our”, “we”, or “us”). The financial information for the three and nine months ended September 30, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K (“Form 10-K”). Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.    Liquidity and Subsequent Events

As of September 30, 2002, we were not in compliance with the amended financial covenant under our three-year revolving line of credit agreement (the “GE facility”) with General Electric Capital Corporation (“GE”). Pursuant to our most recent forbearance agreement (herein referred to as the “October Forbearance Agreement”) with GE, we have until November 25, 2002, to either repay the full amount of the GE facility, or to refinance the GE facility with an alternative lender. We are currently engaged in discussions with at least one other potential lender and are hopeful that such discussions will enable us to either obtain a commitment for a new line of credit (in an amount that will enable us to repay GE in full, and also provide us with additional working capital), or to enable us to convince GE to extend the repayment date of November 25, 2002. There is no assurance that we will be successful in effectuating either of the foregoing goals.

GE agreed to the October Forbearance Agreement (a copy of which is attached as Exhibit 10.2 to this Form 10-Q) only after J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, took the following action: (a) Mr. Moore personally guaranteed part of the GE facility, (b) Mr. Moore caused a corporation he owns to guarantee part of the GE facility, and (c) he caused such entity to pledge collateral to secure these debt guarantees. In connection with this Forbearance the Company has agreed to grant to Mr. Moore options to purchase 3,600,000 shares of the Company’s common stock at varying prices as follows: (a) options for 1,200,000 shares at $0.13 per share, (b) options to purchase 1,200,000 shares at $0.16 per share, and (c) options to purchase 1,200,000 shares at $0.19 per share. In conjunction with these options being granted, the directors of the Company made the following determinations: (a) if Mr. Moore had not partially guaranteed the GE facility, GE would not have continued to fund the Company’s requested loan advances, and (b) the Company would have had no alternative but to seek protection form its creditors by filing for such protection under the federal bankruptcy laws, and (c) in the event of such filing, the shareholders of the company would ultimately have not recovered any amount of money and would have lost their entire investment in the Company. No documentation has yet been executed with respect to these options, but such documentation is expected to be executed soon. As the American Stock Exchange guidelines mandate that these options be approved by the Company’s shareholders, we anticipate calling a special meeting of the shareholders of Company for the purpose of submitting the grant of these options to the Company’s shareholders for approval.

In the event that we are not successful in effectuating either of the foregoing goals, and if GE demands payment of the GE facility in full on or about November 25, 2002, we will not be able to make such payment at that time. In such event, it is possible that we would then need to make the necessary filing to seek protection from our creditors under the federal bankruptcy laws. Your management team remains guardedly optimistic that we can avoid a bankruptcy filing.

The GE facility permits borrowings based on availability criteria outlined in the GE loan documents. At November 12, 2002, net borrowing availability under the GE facility was approximately $4,000 after excluding defined reserves of $1.7 million. Under the terms and conditions of the GE facility, all cash receipts deposited in our lock boxes are swept by GE daily. This procedure, combined with the Company’s policy of maintaining zero balance operating accounts, results in the Company reporting a balance of “obligations not liquidated because of outstanding checks” in the accompanying consolidated balance sheet.

The Company failed to make the required acquisition agreement payments of approximately $1,178,000 and $884,000 (to the former owners of Mountain, LTD. (“Mountain”) which were due on October 1, 2001 and October 1, 2002, respectively, and we failed to make the payment of approximately $867,000 to the former owners of Texcel, Inc. (“Texcel”) which was due on October

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8, 2001. Effective as of October, 2001, we entered into forbearance agreements with the former owners of both Mountain and Texcel that involved (among other things) the extension of the debt payment dates under both obligations, and our commitment to pay interest on the amount owed to the holders of both the Mountain and Texcel debt. We were able to make partial debt payments to the former owners of Texcel, but in September, 2002, we failed to pay the installment payments then owed to the former owners of both Mountain and Texcel, and the entire amount payable to these individuals is now due and payable. As of September 30, 2002, we owed approximately $2,062,000 to the former owners of Mountain, and approximately $747,000, to the former owners of Texcel. We are unable to pay any of such amounts at this time, and our ability to cure such defaults in connection with these debt obligations is contingent upon the outcome of our efforts to refinance the GE facility. We are currently in negotiations with respect to these debt obligations.

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the “Bank”), DCRI L.P. No. 2, Inc. (L.P. No. 2), J. Michael Moore (“Mr. Moore”), our Chairman and Chief Executive Officer, the Company is obligated to purchase from the Bank two promissory notes (the “Notes”) issued to the Bank by LP No.2. We have been notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank that upon completion will eliminate the Company’s obligation to the Bank. As of November 13, 2002, the amount payable to the Bank pursuant to the Notes was approximately $270,000. The Notes are currently secured by 168,500 shares of the Company’s common stock pledged to the Bank by L.P. No. 2 and or Mr. Moore. Based on the current market price of the Company’s common stock on November 13, 2002, the unsecured balance of the liability to the Bank by all parties involved is approximately $252,000. While there can be no assurance that the aforementioned purchase of the Notes will be successful, the Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement. As the Notes are guaranteed by Mr. Moore, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

These factors, among others, indicate that the Company may be unable to continue as a going concern.

We are continuing to evaluate various financing and restructuring strategies to maximize shareholder value and to provide assistance to us in pursuing alternative financing options in connection with our capital requirements and acquisition debt obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

In February, 2002, we have received $777,000 from the Internal Revenue Service (“IRS”) for an income tax refund attributable to the carry back of our operating losses to 1999 and 2000. In July, 2002, we received from the IRS an additional $942,000 of refunded income taxes as a result of the carry back of our net losses to tax years 1996 through 2000; this refund was attributable to the “Job Creation and Workers Assistance Act of 2002” that was previously adopted by the federal government.

3.    Earnings Per Share

Basic earnings per share (“EPS”) was determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Basic	2,812	2,812	2,812	2,814
Net effect of dilutive stock options	—	—	—	—

Diluted	2,812	2,812	2,812	2.,814

Total options and warrants outstanding	1,621	998	1,621	998

Options and warrants not considered because effects of inclusion would be anti-dilutive	1,621	998	1,621	998

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.    Line of Credit

On May 18, 2000, we entered into a credit facility with GE (the “GE facility”). The borrowings under the GE facility are secured by our accounts receivable and other assets and are based upon a borrowing base as defined in the loan agreement. See Footnote 2 (Liquidity and Subsequent Events) to these Notes to Consolidated Financial Statements for more information regarding various matters related to the GE facility and the impending obligation of the Company to repay such debt obligation on or before November 25, 2002.

Under the terms of the GE facility, the outstanding balance payable bears interest at GE’s index rate, which is defined as the latest prime rate quoted on the last business day of each calendar month plus 2.875%. Interest is payable monthly. The weighted average interest rate on the borrowings was 7.625% for the nine months ended September 30, 2002. The interest rate at September 30, 2002 was 7.625%. As of September 30, 2002, the amounts outstanding under the GE facility amounted to approximately $2.0 million and we had approximately $0.2 million of net borrowing availability, after defined reserves of approximately $1.7 million.

5. Income Taxes

The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Tax provision at statutory rate	$(193)	$(427)	$(672)	$(904)
Other	—	15	—	15
Increase in valuation allowance for deferred taxes	193	—	466	—
State income taxes (benefit) net of federal income tax effect	—	(54)	—	(109)

	$—	$(466)	$(206)	$(998)

As at September 30, 2002, we have a federal net operating loss carryforward of approximately $2.9 million, which if unused, expires in 2021. In addition, we have various state net operating loss carryforward totaling approximately $5.8 million, as of December 31, 2001, which, if unused, expire in varying amounts over the next 20 years.

As of September 30, 2002, because of the factors discussed in Footnote No. 3, “Liquidity and Management Plans,” we recorded a net valuation allowance of approximately $1.2 million against the entire amount of the net deferred tax asset.

6.    Contingencies

In 1996, Ditto Properties Company (“DPC”) filed suit against DCRI L.P. No. 2 (“L.P. No. 2”), which is controlled by Mr. Moore. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the “Ditto Litigation”) with respect to 899,200 shares (the “ LP Shares”) of common stock (the “Common Stock”) of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the “1993 Transactions”) which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore was added as a defendant in such proceedings, and F. Scott Otey (“Otey”) and Jeffery Loadman (“Loadman”) intervened as parties to the Ditto Litigation. Due to recently granted motions for summary judgment in favor of L.P. No. 2, Mr. Moore and us, neither Otey nor Loadman remain as parties to the Ditto litigation. There is currently no trial date pending, but we expect that the trial date will be set for some time in early 2003.

For more information concerning the ditto Litigation, see Item 1, Part II of our Form 10-Q for the first quarter ended March 31, 2002 (such disclosures are hereby incorporated by reference).

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the past, we have incurred legal fees on our own behalf and have funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case in 2001, the Company, Mr. Moore and L.P. No. 2 then decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2. The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore, L.P. No. 2 and No. 1 in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; the form of Indemnification Agreement is filed as Exhibit 10.2 to our Form 10Q for the first quarter ended March 31, 2001 (such exhibit is hereby incorporated by reference), and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

In July, 2002, our Board of Directors determined that approximately $101,000 of legal services rendered by counsel for Mr. Moore and L.P. No. 2 benefited the Company, directly or indirectly, and the amounts previously allocated to the JMM Cap were reduced by such amount. Through September 30, 2002, we have expended approximately $177,000 (in connection with the JMM Cap) on behalf of Mr. Moore in defense of the Ditto Litigation and related matters. No amount of loss reserves has been established by the Company with respect to the Ditto Litigation because management of the Company does not believe that the Ditto Litigation will adversely impact the Company’s financial condition.

We are also involved in certain other litigation and disputes not noted. With respect to the aforementioned matters, management believes the claims against us are without merit and has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Service Revenue Summary:

	For the Three Months Ended September 30,		Increase / (decrease)
	2002	2001	2002 vs. 2001
	(US $ in millions)
Permanent placements	$2.7	$3.6	($0.9)
Contract and specialty placements	9.8	14.0	(4.2)

Net service revenue	$12.5	$17.6	($5.1)

For the quarter ended September 30, 2002, net service revenue decreased $5.1 million, or 29%, to $12.5million as compared to $17.6 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements decreased $4.2 million or 30%, and permanent placement revenue decreased $0.9 million, or 26% as a result of the continuing effect of general hiring freezes and staff reductions implemented by our customers.

For the quarter ended September 30, 2002, our total gross margin decreased by $2.1 million, or 33%, to $4.3 million as compared to $6.4 million in the previous year period. The decline in permanent placement revenues accounted for $0.9 million, or 43% of the absolute decrease in total gross margin. The decline in revenue derived from contract and specialty placements accounted for the balance of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue declined to 34%, as compared with 36% in the previous year period. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the quarter ended September 30, 2002 was 17%, down 3% as compared to the previous year period.

Operating expenses amounted to $4.6 million for the quarter ended September 30, 2002, a decrease of $2.8 million, or 37%, as compared to the previous year period. Included in operating expenses for the quarter ended September 30, 2002 was $2.3 million of variable sales expenses, which declined $0.8 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placements. In addition, for the quarter ended September 30, 2002, general and administrative expenses amounted to $2.0 million, a decline of $1.9 million, or 48%, as compared to the previous year period. Cost cutting initiatives implemented throughout 2001 and 2002 involving a review of our business processes, organizational structure and level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $0.3 million as compared to $0.5 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company intends to complete its evaluation of the carrying value of its intangible assets and will record the adjustment, if any required, in the fourth quarter.

For the quarter ended September 30, 2002, net interest expense was $0.3 million, approximately the same as the previous year period.

For the quarter ended September 30, 2002, we reported a net loss before taxes of $0.6 million, as compared to a net loss before taxes of $1.2 million in the previous year period.

Because of a valuation allowance provided for deferred income taxes, we reported no income tax benefit in the quarter ended September 30, 2002 compared to an income tax benefit of $0.5 million in the previous year period. In addition, at September 30, 2002, the Company has a net operating loss carry forward of approximately $2.9 million which it will use to offset future periods taxable income.

As a result of the items discussed above, we reported a $0.6 million net loss for the quarter ended September 30, 2002 as compared to a net loss of $0.8 million for the previous year period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Service Revenue Summary:

	For the Nine Months Ended September 30,		Increase /(decrease)
	2002	2001	2002 vs. 2001
	(US $ in millions)
Permanent placement	$8.8	$15.4	($6.6)
Contract and specialty placements	29.8	42.0	(12.2)

Net service revenue	$38.6	$57.4	($18.8)

For the nine months ended September 30, 2002, net service revenue decreased $18.8 million, or 33%, to $38.6 million as compared to $57.4 million for the previous year period. As noted in the table above, revenue derived from contract and specialty placements decreased $12.2 million or 29%, and permanent placement revenue decreased $6.6 million, or 42% as a result of the continuing effect of general hiring freezes and staff reductions implemented by our customers. We continue to experience a change in our business mix as revenue derived from contract placement and specialty services comprised 77% of total revenue for the nine months ended September 30, 2002, as compared to 73% of total revenue in the previous year period.

For the nine months ended September 30, 2002, our total gross margin decreased by $9.9 million, or 41%, to $14.1 million as compared to $23.9 million in the previous year period. The decline in permanent placement revenues accounted for $6.6 million, or 66% of the absolute decrease in total gross margin. The decline in revenue derived from contract and specialty placements accounted for the balance of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue declined to 36%, as compared with 42% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty placement revenue, the gross margin derived from contract and specialty placements for the nine months ended September 30, 2002 was 18%, down 2% as compared to the previous year period.

Operating expenses amounted to $15.2 million for the nine months ended September 30, 2002; a decrease of $10.7 million, or 41%, as compared to the previous year period. Included in operating expenses for the nine months ended September 30, 2002 was $7.1 million of variable sales expenses, which declined $5.2 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placements. In addition, for the nine months ended September 30, 2002, general and administrative expenses amounted to $7.1 million, a decline of $4.6 million, or 39%, as compared to the previous year period. Cost cutting initiatives implemented throughout 2001 and 2002 involving a review of our business processes, organizational structure and level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $0.9 million as compared to $1.4 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company intends to complete its evaluation of the carrying value of its intangible assets and will record the adjustment, if any required, in the fourth quarter. Also, during the nine months ended September 30, 2002, the Company recorded a charge for restructuring and severance of $0.1 million as compared to $0.4 million in the previous year period, of which approximately $0.3 million was related to the resignation of our former president.

For the nine months ended September 30, 2002, net interest expense was $0.9 million, up $0.2 million as compared to the previous year period due to the increase in the interest rate being charged to the Company by its lender while the Company is in default of its lending agreement.

For the nine months ended September 30, 2002, we reported a net loss before taxes of $1.9 million, as compared to a net loss of $2.6 million for the previous year period.

Because of a valuation allowance provided for deferred income taxes, we reported an income tax benefit in the six months ended September 30, 2002 of only $0.2 million as compared to an income tax benefit of $0.5 million in the previous year period. In addition, at September 30, 2002, the Company has a net operating loss carry forward of approximately $2.9 million which it will use to offset future periods taxable income.

As a result of the items discussed above, we reported a $1.7 million net loss for the nine months ended September 30, 2002 as compared to a net loss of $1.6 million for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, cash provided by operating activities approximated $1.9 million, principally from the receipt of our 2001 Federal Income Tax refund and a reduction in accounts receivable. Most of the cash generated was used to reduce our debt obligations.

As of September 30, 2002, we were not in compliance with the amended financial covenant under our three-year revolving line of credit agreement (the “GE facility”) with General Electric Capital Corporation (“GE”). Pursuant to our most recent forbearance agreement (herein referred to as the “October Forbearance Agreement”) with GE, we have until November 25, 2002, to either repay the full amount of the GE facility, or to refinance the GE facility with an alternative lender. We are currently engaged in discussions with at least one other potential lender and are hopeful that such discussions will enable us to either obtain a commitment for a new line of credit (in an amount that will enable us to repay GE in full, and also provide us with additional working capital), or to enable us to convince GE to extend the repayment date of November 25, 2002. There is no assurance that we will be successful in effectuating either of the foregoing goals.

GE agreed to the October Forbearance Agreement (a copy of which is attached as Exhibit 10.2 to this Form 10-Q) only after J. Michael Moore, the Chairman of the Board and Chief Executive Officer of the Company, took the following action: (a) Mr. Moore personally guaranteed part of the GE facility, (b) Mr. Moore caused a corporation he owns to guarantee part of the GE facility, and (c) he caused such entity to pledge collateral to secure these debt guarantees.

In the event that we are not successful in effectuating either of the foregoing goals, and if GE demands payment of the GE facility in full on or about November 25, 2002, we will not be able to make such payment at that time. In such event, it is possible that we would then need to make the necessary filing to seek protection form our creditors under the federal bankruptcy laws. Your management team remains guardedly optimistic that we can avoid a bankruptcy filing.

The GE facility permits borrowings based on availability criteria outlined in the GE loan documents. At November 12 2002, net borrowing availability under the GE facility was approximately $4,000 after excluding defined reserves of $1.7 million. Under the terms and conditions of the GE facility, all cash receipts deposited in our lock boxes are swept by GE daily. This procedure, combined with the Company’s policy of maintaining zero balance operating accounts, results in the Company reporting a balance of “obligations not liquidated because of outstanding checks” in the accompanying consolidated balance sheet.

The Company failed to make the required acquisition agreement payments of approximately $1,178,000 and $884,000 (to the former owners of Mountain, LTD. (“Mountain”) which were due on October 1, 2001 and October 1, 2002, respectively, and we failed to make the payment of approximately $867,000 to the former owners of Texcel, Inc. (“Texcel”) which was due on October 8, 2001. Effective as of October, 2001, we entered into forbearance agreements with the former owners of both Mountain and Texcel that involved (among other things) the extension of the debt payment dates under both obligations, our commitment to pay interest on the amount owed to the holders of both the Mountain and Texcel debt. We were able to make partial debt payments to the former owners of Texcel, but in September, 2002, we failed to pay the installment payments then owed to the former owners of both Mountain and Texcel, and the entire amount payable to these individuals is now due and payable. As of September 30, 2002, we owed approximately $2,062,000 to the former owners of Mountain, and approximately $747,000, to the former owners of Texcel. We are unable to pay any of such amounts at this time, and our ability to cure such defaults in connection with these debt obligations is contingent upon the outcome of our efforts to refinance the GE facility. We are currently in negotiations with respect to these debt obligations.

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the “Bank”), DCRI L.P. No. 2, Inc. (L.P. No. 2), J. Michael Moore (“Mr. Moore”), our Chairman and Chief Executive Officer, the Company is obligated to purchase from the Bank two promissory notes (the “Notes”) issued to the Bank by LP No.2. We have been notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank that upon completion will eliminate the Company’s obligation to the Bank. As of November 13, 2002, the amount payable to the Bank pursuant to the Notes was approximately $270,000. The Notes are currently secured by 168,500 shares of the Company’s common stock pledged to the Bank by L.P. No. 2 and or Mr. Moore. Based on the current market price of the Company’s common stock on November 13, 2002, the unsecured balance of the liability to the Bank by all parties involved is approximately $252,000. While there can be no assurance that the aforementioned purchase of the Notes will be successful, the Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement. As the Notes are guaranteed by Mr. Moore, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

We have reported losses for the nine months ended September 30, 2002 and for the year ended December 31, 2001. In addition, given the current state of the economy, we expect to continue to report losses for the foreseeable future.

These factors, among others, indicate that the Company may be unable to continue as a going concern.

We are continuing to evaluate various financing and restructuring strategies to maximize shareholder value and to provide assistance to us in pursing alternative financing options in connection with our capital requirements and acquisition debt obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

In February, 2002, we have received $777,000 from the Internal Revenue Service (“IRS”) for an income tax refund attributable to the carry back of our operating losses to 1999 and 2000. In July, 2002, we received from the IRS an additional $942,000 of refunded income taxes as a result of the carry back of our net losses to tax years 1996 through 2000; this refund was attributable to the “Job Creation and Workers Assistance Act of 2002” that was previously adopted by the federal government.

Inflation has not had a significant effect on our operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets. SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill, 2) the ceasing amortization of goodwill, and 3) the testing of goodwill for impairment for transaction and at interim periods (if an event or circumstance would result in an impairment). We adopted SFAS 142 on January 1, 2002. Due to cost constraints, the Company has not completed the transitional goodwill impairment test (which consists of determining and disclosing if the carry value of a reporting unit, including assigned goodwill, exceeds the fair value of that reporting unit), as required by SFAS 142 to be completed by June 30, 2002. However, because of the Company’s financial position at the initial adoption date (January 1, 2002), it is at least reasonably possible that goodwill has been impaired. The Company plans to perform the transitional goodwill impairment test, as well as the initial annual goodwill impairment test in the fourth quarter of 2002.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, projections or expectations of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange act”) and involve a number of risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such “forward-looking” statements. Important factors (the “Cautionary Disclosures”) that could result in such differences include: general economic conditions in our markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our ability to successfully integrate acquisitions or joint ventures with our operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by us; our ability to implement our business strategies and to manage our growth; the level of development revenues and expenses; the level of litigation expenses; our ability to effectively implement an e-commerce strategy; those factors identified in our Prospectus dated September 30, 1997 as risk factors; and other factors that affect businesses generally. Subsequent written and oral “forward-looking” statements attributable to us, or persons acting on our behalf, are expressly qualified by the Cautionary Disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at September 30, 2002, on an annualized basis interest expense would increase by approximately $0.1million based on the outstanding line of credit borrowings of $2.0 million at September 30, 2002.

CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

ITEM 1.    LEGAL PROCEEDINGS

In 1996, Ditto Properties Company (“DPC”) filed suit against L.P. No. 2, which is controlled by Mr. Moore, our chairman and Chief executive Officer. Mr. Moore and the Company were also initially named as garnishees in the lawsuit (the “Ditto Litigation”) with respect to 899,200 shares (the “ LP Shares”) of common stock (the “Common Stock”) of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the “1993 Transactions”) which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of the litigation by DPC, Mr. Moore and the Company were added as defendants in such proceedings, and F. Scott Otey (“Otey”) and Jeffery Loadman (“Loadman”) intervened as parties to the Ditto Litigation. Due to the recent granted motions for summary judgment in favor of LP No. 2, Mr. Moore, and us, neither Otey nor Loadman remain as parties to the ditto Litigation. For more information concerning the ditto Litigation, see Item 1, Form 10-Q for the first quarter ended March 31, 2002 (such disclosures are hereby incorporated by reference).

For more information regarding the legal fees paid by the Company, on its behalf and on behalf of LP No. 2, and Mr. Moore. See Footnote 6, Contingencies, to our financial statements included as part of this Form 10-Q (such disclosures are hereby incorporated by reference).

In October, 2002, M.Ted Dillard, a former officer and director of the Company, filed a lawsuit in Dallas County, Texas (in the 160th District Court) against the Company, Mr. Moore and Samuel E. Hunter, a director of the Company, alleging (among other things) that Mr. Dillard was deceived by the defendants in this lawsuit in connection with execution of a severance agreement at the time Mr. Dillard ceased to be employed by the Company (in March, 2001), and that Company has breached such severance agreement. In this lawsuit, Mr. Dillard is seeking various remedies including (a) the recovery of an unspecified amount of monetary damages, (b) the cancellation of two notes payable by him to the Company is the amount of $214,000.00, coupled with the transfer to the Company of 141,000 shares of common stock of the Company owned by Mr. Dillard, and (c) a declaratory judgment that 63,400 shares of the Company’s common stock be valued at $3.00 per share (these shares are pledged by Mr. Dillard to secure his $214,000.00 notes payable). As we believe that this suit is without merit, we have concluded that the ultimate outcome of this case will not have a material adverse effect on us.

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

Not Applicable.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on September 19, 2002. At this meeting, the shareholders voted to elect the following to serve as directors of the Company to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

	For	Against	Abstain / Withheld	Broker Non-Votes
J. Michael Moore	2,081,207	—	158,244	—
Samuel E. Hunter	2,081,207	—	158,244	—
Mark E. Cline	2,081,247	—	158,211	—
W. Brown Glenn, Jr.	2,081,247	—	158,211	—

ITEM 5.    OTHER INFORMATION

At the Annual Meeting of Shareholders of the Company, on September 19, 2002, the following persons were elected as directors of the Company: J. Michael Moore, Samuel E. Hunter, W. Brown Glenn, Jr. and Mark E. Cline. Subsequent to such meeting, the Board of Directors named Joseph H. Hosmer as a member of the Board of Directors of the Company. Effective as of August 30, 2002, (a) James E. Filarski ceased to be the President of the Company, and ceased to be a member of the Board of Directors of the Company and (b) Joseph H. Hosmer was named as President of the Company.

In connection with the October Forbearance Agreement (see Item 1 of this Form 10-Q, at Footnote 2, Liquidity and Subsequent Events, for more information regarding this agreement and related matters), and the actions of J. Michael Moore, the Company’s Chairman and Chief Executive Officer in regard to the GE facility, the Company has agreed to grant to Mr. Moore options to purchase 3,600,000 shares of the Company’s common stock at varying prices as follows: (a) options for 1,200,000 shares at $0.13 per share, (b) options to purchase 1,200,000 shares at $0.16 per share, and (c) options to purchase 1,200,000 shares at $0.19 per share. In conjunction with these options being granted, the directors of the Company made the following determinations: (a) if Mr. Moore had not partially guaranteed the GE facility, GE would not have continued to fund the Company’s requested loan advances, and (b) the Company would have had no alternative but to seek protection form its creditors by filing for such protection under the federal bankruptcy laws, and (c) in the event of such filing, the shareholders of the company would ultimately have not recovered any amount of money and would have lost their entire investment in the Company. No documentation has yet been executed with respect to these options, but such documentation is expected to be executed soon. As the American Stock Exchange guidelines mandate that these options be approved by the Company’s shareholders, we anticipate calling a special meeting of the shareholders of Company for the purpose of submitting the grant of these options to the Company’s shareholders for approval.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

10.1	Employment Agreement dated as of September 1, 2001 between the Company and Joseph H. Hosmer *

10.2	Fifth Amendment to Loan Agreement and Forbearance Agreement with General Electric Capital Corporation dated October 25, 2002*

*	Filed herewith

B.    Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED CORPORATE RESOURCES, INC.
Registrant

Date:	November 14, 2002	By:	/s/ J. Michael Moore

J. Michael Moore
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ Douglas G. Furra

Douglas G. Furra
TREASURER and CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

CERTIFICATIONS

I, J. Michael Moore, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Diversified Corporate Resources, Inc.;
2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. Michael Moore
J. Michael Moore Chairman of the Board and Chief Executive Officer

I, Douglas G. Furra, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Diversified Corporate Resources, Inc.;
2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Douglas G. Furra
Douglas G. Furra Treasurer and Chief Financial Officer