Form 10-K
period 2002-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2003-03-31
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State of other jurisdiction of incorporation or organization)	75-1565578 (IRS Employer Identification No.)

10670 NORTH CENTRAL EXPRESSWAY, SUITE 600
DALLAS, TEXAS 75231
(Address of principal executive offices)
Registrant's telephone number, including area code: (972) 458-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common stock, $.10 par value per share	Name of each exchange on which registered: American Stock Exchange, Inc.
Securities registered pursuant to section 12(g) of the Act: N/A

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ___ No X .

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2002, was approximately $1,773,412. For purposes of this computation, all executive officers, directors and ten (10%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and ten (10%) beneficial owners are affiliates. As of March 24, 2003, 2,734,865 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A with respect to the registrant's 2003 annual meeting of shareholders.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors (the "Cautionary Disclosures") that could cause our actual results to differ from estimates or projections contained in the forward-looking statements include: general economic conditions in our markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our ability to successfully integrate acquisitions or joint ventures with our operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by the Company; our ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; the level of litigation expenses; our ability to effectively implement an e-commerce strategy; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Cautionary Disclosures.

PART 1
Item 1.	Business

Diversified Corporate Resources, Inc. (the "Company," "our," "we," or "us,") is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations. We offer three kinds of staffing solutions: permanent placement, specialty/temporary and contract staffing.

Permanent placement is the traditional contingency search, recruiting and placement service, where we obtain a written order to fill a specific job, recruit suitable applicants and facilitate the placement. Our fees range from 15% to 35% of the first year's annual salary of the newly placed employee. We generally offer our clients a 30-day guarantee during which we agree to replace, without additional charge to the client, any newly placed employee who leaves the job. If we are unable to replace the employee, we will generally refund the client's fee, or a prorated portion thereof, depending upon the circumstances.

Specialty/temporary staffing is a service where we place personnel for a relatively short period of time, ranging from several weeks to several months, with clients seeking to satisfy a temporary increase in work volume, offset a sudden loss of personnel or, in some cases, pre-screen for a permanent placement. Specialty/temporary service orders are typically placed by one of our permanent placement clients. Substantially all specialty/temporary personnel placed by us become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

Contract staffing is a service where we place primarily engineering/technical and information technology personnel to fill the needs of a client's specific large project, ranging in duration from four weeks to over one year. A typical placement begins with our response to a client's request for proposal (RFP) and culminates in a contract which does not specify a fixed volume of man hours but does contain terms, pricing (usually time and materials) and other performance criteria, including a limited guarantee of an individual's job performance over a relatively short period of time. The contract personnel we recruit and place typically become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. In some cases due to client specifications, or when certain information technology professionals satisfy applicable requirements, contract personnel is classified as independent contractors.

During 2002, we conducted our business from offices in the following cities: Austin, Texas, Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, Denver, Colorado, Houston, Texas, Kansas City, Missouri, Phoenix, Arizona (the central hub for contract staffing services), Philadelphia, Pennsylvania, and Raleigh, North Carolina. By the end of the first quarter of 2003, we have closed the offices in Chicago and Kansas City.

Historically, we have provided the three staffing solutions within four core industry verticals: General Engineering and Technology ("General E&T"), Information Technology ("IT"), Biological Technologies and Pharmacies ("Bio/Pharm") and Telecommunications (other than Information Technology-related) ("Telecom"). Following is a breakdown of the relative percentage contributions to our gross revenue in 2002 of each of the three solutions within each of the four core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General E&T	38.0%	16.3%	0.0%
IT	59.1%	83.7%	67.8%
Bio/Pharm	2.9%	0.0%	0.0%
Telecom	0.0%	0.0%	32.2%
Total	100.0%	100.0%	100.0%

We have historically conducted our business through subsidiaries. The Company currently has thirteen subsidiaries, four of which are engaged in providing staffing solutions. Among them, two are relatively recent acquisitions. Datatek Group Corporation ("Datatek"), acquired in 2000, is primarily a contract placement firm providing IT-related staffing solutions to the financial services and health insurance industries. Since 1992, the focus of Datatek has been to provide services such as technical personnel support, consulting services and project management. Texcel Services, Inc. ("Texcel") is engaged in both permanent and contract placement of technical and professional specialists, primarily in the IT and General E&T verticals, as well as Bio/Pharm through its PharmaSearch division. Texcel has been in business since 1985; its market area is in the Northeastern US.

Business Strategy for 2003 and Beyond

As shown in Item 6 - Selected Financial Data, in 2002 we experienced a net loss from operations of $5.9 million. This is the result of the continued severe deterioration during 2002 of economic conditions and resulting reduction across the board in personnel needs, in three of our core verticals: General E&T, IT and, particularly, Telecom, In response, primarily during the fourth quarter of 2002 and first quarter of 2003, management initiated a top-to-bottom review of our business. We focused initially on whether we should exit or continue the level of activity in certain core verticals and the reduction in the number of offices. We analyzed each vertical based on the intermediate and long-term credit outlook of the associated industries, as well as forecasted revenue volatility attributable to cycles within those industries. Above all, we were determined to avoid the type of line of business/vertical concentration that produced the serious liquidity problems we experienced in 2002.

Management's review culminated in the decision to exit the Telecom core vertical where our revenue was generated primarily from contract staffing services to the RBOC's (Regional Bell Operating Companies). Based on the dramatic slowdown in the laying of new telephone lines, from which our contract staffing in the Telecom vertical drew most of its business, it was clear that this vertical is not likely to meet our expectations for growth or profit margins.

Concurrently, management decided to move aggressively into the healthcare industry by establishing a discreet Healthcare vertical, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmacists. While we had been engaged in the healthcare industry for some time, it had previously been pursued as an ancillary activity within the Bio/Pharm vertical. Management believes that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favored sustained growth and suggested higher than average margins. As a result, we formed a new operating unit, Magic Healthcare, in January, 2003. We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this space and pursue additional continuing education and certification.

We also began to lay the groundwork for a fifth vertical, Privacy Compliance. Management believes that this sector represents a significant opportunity for the Company as issues relating to privacy are growing in their impact, particularly due to the enactment of the Health Insurance Portability and Accountability Act. For example, we believe that the market demand for qualified CPO's (Chief Privacy Officers) will be growing rapidly.

We have also taken steps to cut costs. As of December 31, 2002, we closed two of our ten offices, and reduced the full-time employee count to 179 (of which 47 were salaried employees and 132 are personnel consultants and recruiting office managers paid on a commission basis), compared to 302 full-time employees (72 of which were salaried employees and 230 commission-based) on December 31, 2001. Effective February, 2003, we have also added a key member to our management team, when W. Brown Glenn, Jr., a Director of the Company since August, 2002, was elected President of the Company. Mr. Glenn brings to us a strong background in finance and has led the top-to-bottom management review described above. He replaced Joseph H. Hosmer, who resigned in December 2002, contemporaneously with acquiring the assets of our Mountain unit and our concomitant exit from the Telecom vertical. See Item 1 - Business - Sale of Operating Unit.

Our strategy includes the following additional elements:

  Increased emphasis on growing our contract placement business. Even though the margins in that business are lower than in the other two kinds of staffing, the revenue is recurring and more predictable. We also believe that as economic conditions improve, our clients are more likely to take cautious steps in increasing personnel costs in response to initiating a discrete new project, where contract personnel is needed, rather than hiring permanent or specialty/temporary personnel in response to less clearly identified need. To obtain greater visibility and marketing costs, we have been actively seeking to be designated as an "approved vendor" with some of our larger current and prospective clients, offering to undergo the rigorous review of our processes and capabilities such designation generally entails.

  Increased use of the Internet. The accelerating development of the Internet is viewed by some to be a threat to the temporary staffing and executive search industry. We believe that while there are significant advantages to Internet recruiting and that we must increase our use of the Internet to remain competitive, Internet recruiting will not completely replace the traditional "brick and mortar" aspects of recruiting. In fact, we believe that one of the keys to our future success will be our ability to combine our recruiting experience with the benefits of high-traffic Internet sites. Accordingly, we are continuing to develop and implement our e-commerce strategy and expect to initiate a program to further utilize the Internet in our recruiting and client servicing activities. However, there can be no assurances that we will be able to successfully enhance our Internet strategy, and that the use of the Internet as a substitute for services like ours will not negatively impact the Company.

  Development of a national brand name. Our marketing efforts have been historically implemented at the local office level and relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, yellow pages, newspaper advertising, and direct mail. However, with the growth of Datatek's business, an increasing amount of our new business involves senior level client presentations and national RFP's. We have begun a review to determine the most effective way to capitalize on the strong local brands of our existing business units, with the view to creating an organization with a small family of established brands and one national identity.

Management's efforts during 2002, to streamline our business have been materially affected by an acute lack of liquidity. Throughout most of 2002, the Company remained in default of the loan covenants with General Electric Capital Corporation ("GE Capital"), its senior lender, and operated under a series of forbearance agreements, ultimately costing us in excess of $300,000 in extraordinary fees. In October 2002, while we were negotiating with a new lender, GE Capital demanded additional collateral and threatened an acceleration of the credit facility, which would have forced us to seek bankruptcy protection. This result was averted by the efforts of J. Michael Moore ("Moore"), our Chairman of the Board and Chief Financial Officer, who provided a partial guarantee and such additional collateral by pledging personal assets. In December 2002, we were able to replace GE Capital with a new $4 million senior financing facility with Greenfield Commercial Credit, LLC ("Greenfield"). This new financing facility has significantly reduced our overall cost of capital and has provided us with increased credit availability.

Management believes that the business strategy outlined above will place us in a position to benefit relatively quickly from the upsurge in capital investment and increased personnel needs expected to occur in 2003, particularly after the end of the conflict in Iraq. There is no assurance, however, that such upsurge will occur or that our strategy will be successful.

Sale of Operating Unit

In December, 2002, we sold our Mountain unit to Joseph H. and Sandra Hosmer, the former owners of the unit. The terms of this transaction included the following: (a) an immediate payment to the Company of $572,000 in cash, (b) a future payment to the Company of $78,000 in cash, (c) waiver of all amounts payable by the Company to the Hosmers, with such amounts totaling in excess of $2.1 million, (d) the retention by the Company of all of Mountain's cash, accounts receivable, and accounts payable and (e) the cancellation of all warrants to purchase Common Stock held by the Hosmers. Mountain was acquired in 1999, and was primarily a contract placement firm, providing staffing solutions mainly to RBOC's, independent telephone companies and local exchange carriers. In 2002, Mountain's contribution to the Company's operating results included revenues of $8.2 million and an operating loss of $0.1 million.

Competition

The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than the Company. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, which range from large national companies to local employment staffing entities. Large national companies that offer employment staffing services include the appropriate technical services, information technology and permanent placement business units of Adecco SA, CDI Corp, MPS, Inc. and Manpower, Inc. as well as several other privately held firms. Other companies we compete with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staff, PLC, Comforce Corp., Hall Kinion & Associates, Inc., National Technical Systems, Inc., and National TechTeam, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant such competitors. In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation, that also offer contract staffing services. National and regional consulting firms also offer certain employment staffing services. In addition, we are always exposed to the risk that certain of our current and prospective clients will decide to hire full-time employees who will provide the relevant services internally. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Regulation

Most states require permanent placement firms to be licensed in order to conduct business. Such licenses may be revoked upon material noncompliance with state regulations. Any such revocations would have a materially adverse effect on our business within that market. We believe that we are in substantial compliance with all such regulations and possess all licenses necessary to engage in the placement of permanent personnel in the jurisdictions in which we do business. Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel. We do not believe that such proposals, if enacted, would have a material adverse effect on our business.

Employees

In addition to the non-permanent and contract personnel from time to time employed by our Company for placement with clients, we had 179 full-time employees as of December 31, 2002. Of these employees, 132 were personnel consultants and office managers paid on a commission basis and 47 were administrative and executive salaried employees. We consider our relations with our employees to be good and the overall morale within our organization to be high.
Item 2.	Properties

The Company and its wholly owned subsidiaries currently lease approximately 34,000 square feet in Dallas, Texas; the term of this lease is ten years. We also lease approximately 21,000 square feet in Houston, Texas; 3,200 square feet in Austin, Texas; 3,600 square feet in Kansas City, Missouri; 6,400 square feet in Atlanta, Georgia; 5,200 square feet in Chicago, Illinois; 11,575 square feet in Philadelphia, Pennsylvania; 6,500 square feet in Denver Colorado; 6,300 square feet in Raleigh, North Carolina; and 3,400 square feet in Phoenix, Arizona. Such leases generally range from three to five years. The current cost of all of our office leases is approximately $1.7 million per annum. At this time, we are not occupying the offices in Chicago or Kansas City, and we are attempting to sublease both of these offices.

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.
Item 3.	Legal Proceedings

In 1996, Ditto Properties Company ("DPC") filed suit against DCRI L.P. No. 2, Inc. ("L.P. No. 2"), which is controlled by Moore. Moore and the Company were initially named as garnishees in the lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the "LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the filing of the litigation by DPC, Moore and the Company were also added as defendants in such proceedings, and F. Scott Otey ("Otey") and Jeffery Loadman ("Loadman") intervened as parties to the Ditto Litigation. Due to recently granted motions for summary judgment in favor of L.P. No. 2, Moore and the Company, neither Otey nor Loadman remain as parties to the Ditto Litigation.

In January 2003, L.P. No. 2 filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. In connection with such filing, the Ditto Litigation proceedings were transferred to United States Bankruptcy Court for the Northern District of Texas, Dallas Division (Case No. 03-31053-SAF-11), and this lawsuit is currently pending in such court. We do not believe that the bankruptcy filing of L.P. No. 2 will have an adverse effect upon the Company, materially dramatically alter our litigation strategy in these proceedings. A hearing date of April 4, 2003 is set with respect to the various motions for summary judgment which have been filed by Moore and the Company. Because both Moore and the Company have damage clams pending against DPC and Ditto, regardless of whether or not Moore and the Company receive favorable rulings in connection with these motions for summary judgment, the trial in this case is anticipated to begin in late May, 2003. No amount of loss reserves has been established by the Company with respect to the Ditto Litigation because, based on discussions with counsel, management does not believe that the Ditto Litigation will adversely impact the Company's financial condition.

For more information concerning the Ditto Litigation, and the actions taken by the Company in connection with indemnifying officers and directors of the Company, see Item 1, Part II of our Form 10-Q for the quarter ended March 31, 2002, such disclosure is hereby incorporated by reference.

In the past, we have incurred legal fees on our own behalf and have funded certain of the legal fees and expenses of Moore and L.P. No. 2 in connection with the Ditto Litigation. In 2001, the Board of Directors of the Company approved the payment of up to $250,000 (herein referred to as the "JMM Cap") towards Moore's legal fees and expenses anticipated to be incurred by Moore and related parties in connection with the Ditto Litigation. In July 2002, our Board of Directors determined that approximately $101,000 of legal services rendered by counsel for Moore and related parties benefited the Company, directly or indirectly, and the amounts previously allocated to the JMM Cap were reduced by such amount. Through March 1, 2003, we have expended approximately $177,000 in connection with the JMM Cap on behalf of Moore in connection with the Ditto Litigation and related matters.

We are also involved in certain other litigation and disputes not noted. With respect to these other matters, management believes the claims against us are without merit, or has concluded that the ultimate resolution of such will not have a material effect on our consolidated financial position or results of operations.
Item 4	Submission of Matters to a Vote of Security Holders
Not Applicable.
PART II
Item 5.	Market Price of Registrant's Commons Stock and Related Stockholder Matters

Our Common Stock has been traded on the American Stock Exchange ("AMEX") under the symbol "HIR" since September 30, 1997. Prior to then it was traded in the over-the-counter market and listed in pink sheets under the symbol "HIRE". The following table sets forth the range of high and low sales prices for the Common Stock as reported on the American Stock Exchange.
	2002		2001
	High	Low	High	Low
Quarter Ended:
March 31	$ 1.100	$ 0.600	$ 3.800	$ 2.813
June 30	0.800	0.300	3.550	1.480
September 30	0.800	0.300	1.790	1.400
December 31	0.350	0.080	1.490	0.800

As of the date of this report, we had approximately 334 holders of record of Common Stock. While we know that a number of beneficial owners of our Common Stock hold shares in street name, no estimate has been made as to the number of shareholders owning stock of the Company in street name.

We have not paid any cash dividends on our Common Stock since our inception. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company, and such other factors as the Board of Directors may deem relevant.

Following is a summary of securities authorized for issuance under equity compensation plans (in thousands except per share data):
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,105	$3.34	195
Equity compensation plans not approved by security holders	0	0	0

In October 2002, in consideration of his agreement to issue a partial guarantee of up $900,000 of the Company's obligations under the debt facility from GE Capital (the "GE Facility") the Board of Directors granted to Moore warrants or options to purchase 3.6 million shares of common Stock, in three equal tranches, at the time representing approximately 51% of the then outstanding shares of Common Stock calculated on a fully diluted basis. Subsequently, in February 2003, Moore and the Company modified the grant whereby Moore will have been granted warrants to purchase 2,700,000 shares of Common Stock at the exercise prices of $0.15 for 900,000 shares of Common Stock, $0.16 for 900,000 shares of Common Stock, and $0.19 for 900,000 shares of Common Stock, with Moore obligated to purchase at least 900,000 shares of Common Stock covered by these warrants in 2003. Pursuant to the rules of AMEX, the listing of the shares underlying these warrants requires shareholder approval. Accordingly, we plan to submit this matter to a vote of the shareholders at the 2003 annual meeting contemplated for May 2003. Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The warrants have been issued pursuant to a privately negotiated transaction without solicitation or advertising with an individual who is a "sophisticated investor" within the meaning of the Securities Act, and who had access to all the information concerning our Company that he needed to make an informed decision with respect the transactions involved, the Company, the issuance of these warrants, and the shares to be issued upon exercise of these warrants. The documents to evidence these warrants and shares will bear a legend with respect to the securities restrictions on transfer.

In November 2002, in consideration for services provided by this turnaround management consulting company in connection with managing our relationship with GE Capital through the most recent forbearance and replacing the GE Facility with the Greenfield line of credit, we entered into an agreement with The Navarro Group ("TNG") pursuant to which we agreed to issue to TNG warrants to purchase approximately 300,000 shares of Common Stock at $0.30 per share, such warrants to expire on November 1, 2006. Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The agreement referred to above was a privately negotiated transaction without solicitation or advertising with a consulting firm that was a "sophisticated investor" within the meaning of the Securities Act that had access to all the information concerning our Company that it needed to make an informed decision with respect to the transaction involved, the Company, the issuance of these warrants, and the shares to be issued upon exercise of these warrants. The documents to evidence these warrants and shares will bear a legend with respect to the securities restrictions on transfer.

Effective December 31, 2002, in connection with the restructuring of our obligations to the former owners of Texcel, we granted warrants to purchase 7,357 shares, 3,956 shares and 2,007 shares, respectively, to Thomas W. Rinaldi, Gary E. Kane and Paul J. Cornely, respectively. These warrants expire on December 1, 2006 and have an exercise price of $.27 per share. Contemporaneously, the exercise price of the 86,680 warrants held by these persons prior to 2003, was adjusted from $.57 per share to $.27 per share. Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The agreement referred to above was a privately negotiated transaction without solicitation or advertising with a consulting firm that was a "sophisticated investor" within the meaning of the Securities Act that had access to all the information concerning our Company that it needed to make an informed decision with respect the transaction involved, the Company, the issuance of these warrants, and the shares to be issued upon exercise of these warrants. The documents to evidence these warrants and shares will bear a legend with respect to the securities restrictions on transfer.

During February 2003, the Board of Directors approved the issuance of stock options to various managers and employees of the Company to purchase 920,000 shares of Common Stock, at an exercise price of $.24 per share. These shares were granted under the previously approved Amended and Restated 1996 Non-qualified Stock Option Plan and the 1998 Non-Qualified Employee Stock Option Plan, with a three year vesting requirement. Concurrent with that grant, the Board of Directors approved an exchange plan for current employees and non-employee directors holding options under either the 1996 or 1998 plans whereby holders of any options exercisable on April 1, 2003 with exercise prices above $2.50 per share would be offered the opportunity to exchange those options on a 1 for 5 ratio (meaning that for every 100 exchanged the holder would receive 20) at the exercise price of $.24 per share.
Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Selected Financial Operating Results for fiscal years ended December 31, 2002 through 1998:
Years Ended December 31,	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Operating results:
Net staffing service revenue	$51,828	$71,593	$81,005	$53,644	$41,566
Gross margin	17,670	28,985	42,123	34,060	28,395
Income (loss) from continuing operations before discontinued operations, income taxes and extraordinary item	(6,001)	(4,872)	2,983	2,222	3,224
Income tax (benefit) expense	(30)	(894)	1,190	855	1,169
Income (loss) from continuing operations	(5,971)	(3,978)	1,793	1,368	2,055
Loss from discontinued operations, net of income tax benefit	-	-	(81)	(1,305)	(477)
Net income (loss	$ (5,971)	$ (3,978)	$ 1,712	$ 63	$ 1,578

Earnings per common share:
Income (loss) from continuing operations before discontinued operations and extraordinary item:
Basic	$ (2.12)	$ (1.41)	$ 0.64	$ 0.49	$ 0.75
Diluted	$ (2.12)	$ (1.41)	$ 0.64	$ 0.49	$ 0.72
Loss from discontinued operations:
Basic	-	-	$ (0.03)	$ (0.47)	$ (0.18)
Diluted	-	-	$ (0.03)	$ (0.47)	$ (0.17)
Extraordinary item:
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Net income (loss):
Basic	$ (2.12)	$ (1.41)	$ 0.61	$ 0.02	$ 0.57
Diluted	$ (2.12)	$ (1.41)	$ 0.61	$ 0.02	$ 0.55
Weighted average common shares:
Basic	2,810	2,813	2,791	2,760	2,752
Diluted	2,810	2,813	2,796	2,778	2,858
Financial Position:
Working capital (deficit)	$ (3,108)	$ (2,519)	$ 8,410	$ 4,112	$ 6,468
Total assets	15,545	23,213	31,811	22,548	18,442
Short-term debt and current maturities	4,808	6,488	1,449	2,714	709
Long-term debt	158	424	7,855	1,591	1,203
Stockholders' equity	5,147	10,981	14,829	12,928	12,617

Notes to Selected Financial Operating Results Data:

  Fiscal 2002 reflects a loss of $1,996 on the sale of Mountain effective December 20, 2002.
  Fiscal 2002 and 2001 results exclude $2,100 and $750, respectively, of deferred tax benefit, which is available to offset future years tax expense.
  Fiscal 2000 results include the results of Datatek as of March 7, 2000; the date the Company completed the acquisition.
  Fiscal 1999 results include the results of Mountain as of August 6, 1999; the date the Company completed the acquisition.
  Fiscal 1998 results include the results of Texcel as of October 8, 1998; the date the Company completed the acquisition.
  Fiscal Year 1998 Results of Operations have been reclassified for results of operations for Train and GAPS, which have been reported as Discontinued Operations as of December 31, 1999.
  Fiscal 2000, 1999 and 1998 results have been reclassified for Direct cost of contract placement and specialty services, to conform to the current year disclosure.
Item 8.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Service Revenue Summary:
	Year ended December 31,			Increase (Decrease)
	2002	2001	2000	2002 vs 2001	2001 vs 2000
	(Dollars in millions)
Permanent Placements	$10.7	$18.2	$31.5	$(7.5)	$(13.3)
Contract and Specialty Placements	41.1	53.4	49.5	(12.3)	3.9
Total staffing service revenue	$51.8	$71.6	$81.0	$(19.8)	$ (9.4)

2002 compared with 2001

The year ended December 31, 2002 proved to be a continuation of the depressed business cycle we experienced in 2001. During this cycle, more employment and staffing companies went out of business than in the previous decade. Our overriding goal for 2002 has been to survive this cycle and prepare the Company for the eventual upturn in the economy and, by extension, our business activity.

For the year 2002, net service revenue decreased $19.8 million, or 28%, to $51.8 million as compared to $71.6 million for the previous year. As noted in the table above, revenue derived from contract placement and specialty placements decreased $12.3 million or 23%, and permanent placement revenue decreased $7.5 million, or 41% as a result of the continuing effect of general hiring freezes and staff reductions implemented by our customers. We continue to focus our efforts on increasing the mix of contract revenue business versus permanent/direct placement. In 2002, the percentage of contract placement revenues to total revenues had risen to 79% versus 75% in 2001. We are focusing on the development of our contract placement revenues because, while somewhat lower in margin, they are recurring and thus more predictable and easier to forecast.

For the year 2002, gross margin decreased by $11.3 million, or 39%, to $17.7 million as compared to $29.0 million in the previous year. Overall gross margin, as a percentage of net service revenue, declined to 34%, as compared with 40% in the previous year period, due primarily, to a greater emphasis on contract placement type business.

Operating expenses amounted to $20.1 million for 2002 a decrease of $12.6 million, or 39%, as compared to the previous year. Included in operating expenses was $8.9 million of variable sales expenses, a decline of $6.1 million due primarily to the lower commission structure associated with contract placement revenues. In addition, general and administrative expenses declined by $5.4 million, or 36%, as compared to the previous year. Cost cutting initiatives implemented throughout 2001 and 2002 involving a review of our business processes, organizational structure and level of our permanent workforce, accounted for the decrease in general and administrative expenses. Depreciation and amortization expense amounted to $1.1 million as compared to $1.9 million in the previous year period. The decrease is due to the adoption of the Financial Accounting Standards Board, SFAS 142, Goodwill and Other Intangible Assets, which provides that certain goodwill and intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company completed its evaluation of the carrying value of its intangible assets and determined that no impairment had occurred. Also, in 2002, the Company recorded a charge for restructuring and severance of $0.4 million as compared to $0.8 million in the previous year period, of which approximately $0.3 million was related to the resignation of our former President.

For the year 2002, net interest expense increased by $0.4 million (from $1.117 million to $1.550 million) as compared to the previous year. Included in the interest expense for 2002 was $0.4 million related to default wavier fees paid to GE Capital, $0.2 million related to securing financing with our current lender, and $0.1 million associated with the issuance of warrants to Moore as consideration for his partial guarantee of the Company's obligations. For the year 2001, included in the interest expense was $0.3 million related to default wavier fees and the write-off of previously deferred commitment fees as a result of the events of default, and $0.1 million associated with the issuance of warrants to the former owners of Texcel and Mountain. The remaining interest expense is associated with borrowings on our line of credit and deferred payment obligations related to our acquisitions.

For the year 2002, we reported a loss of $2.0 million on the sale of our Mountain operations in December 2002. It was anticipated that the evaluation of the carrying amount of goodwill related to our Mountain operations would have resulted in an impairment expense which would have exceeded the realized loss on the sale.

In 2002, we reported a net loss before income taxes of $6.0 million, as compared to net loss before income taxes of $4.9 million in the previous year. The loss on the sale of the Mountain operations noted above, contributed to the change in net loss before income taxes.

We reported an income tax benefit of $0 as compared to income tax benefit of $0.9 million for the previous year. In addition, at December 31, 2002, the Company has had a net operating loss carry forward of $7.0 million which it will use to offset future tax expense.

As a result of the items discussed above, we reported a $5.971 million net loss for the year ended December 31, 2002 as compared to a net loss of $3.978 million for the previous year.

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

Liquidity and Capital Resources

Prior to December 24, 2002, our working capital financing was provided by GE Capital pursuant to a secured line of credit agreement, the GE Facility. During much of 2002, we were not in compliance with the terms of the GE Facility and have entered into a series of forbearance agreements calling for the payment of default fees and progressively reducing the amount available under the facility.

On December 24, 2002, we entered into a secured line of credit agreement with Greenfield (the "Greenfield Facility"), and repaid in full the amounts owed under the GE Facility. The Greenfield Facility is for a one-year term, pursuant to which the Company has the right to borrow up to $4.0 million on a revolving basis. All of the assets of the Company and its subsidiaries are pledged to secure this facility, and most of these subsidiaries have guaranteed the repayment of the Company's obligations thereunder. At March 25, 2003, the net borrowing availability under the Greenfield Facility was approximately $5,000. Under the terms and conditions of the Greenfield Facility, all cash receipts deposited in our lock boxes are swept daily. This procedure, combined with the Company's policy of maintaining zero balance operating accounts, results in the Company reporting a balance of "Obligations not liquidated because of outstanding checks" in the accompanying consolidated balance sheet.

In connection with the Greenfield Facility, Moore executed a Validity Guaranty (the "JMM Guaranty"). Under the JMM Guaranty, Moore is obligated to repay the loan in the event and to the extent that the Company engages in any inappropriate activities related to the facility. As an inducement to Moore's execution of the JMM Guaranty, we agreed to indemnify Moore for amounts paid by him under the JMM Guaranty due to actions taken by others within the Company of which he had no knowledge.

Another condition of the Greenfield Facility was the execution of a subordination agreement by two groups of holders of unsecured acquisition debt of the Company. The holders of the debt payable to the former owners of the business now operated by Datatek did execute a Subordination Agreement in December, 2002. Subsequently, in the first quarter of 2003, the other group, the holders of the debt payable to the former owners of the business now operated by Texcel, a subsidiary of the Company which was acquired in October, 1998, has also executed a Subordination Agreement.

Effective January 1, 2003, we entered into an Amended and Restated Forbearance and Amendment Agreements with the prior owners of Texcel, which restructured a series of obligations by the Company to such prior owners and cured a default thereunder. Under the agreements, our obligation to repay the debt was deferred to June 30, 2004, with interest payable monthly beginning on March 15, 2003, and principal payable only if allowed under the terms of the Greenfield Facility.

Similarly, effective January 1, 2003, we entered into the Second Amendment to Agreements with the prior owners of Datatek, which restructured a series of obligations by the Company to such prior owners and cured a default thereunder. Under the agreement, our obligation to pay a lump sum on January 1, 2003 is spread over the next twelve months and is subject to the terms of the Greenfield Facility. The prior owners, who have been managing the affairs of Datatek since its acquisition by the Company, will also receive certain commissions based on the Datatek's pre-tax earnings in lieu of the percentage of revenues provided for in the prior agreements.

Because of Greenfield Facility, the Company now has a source of liquidity with significantly greater flexibility in terms of the reserves required to be subtracted by the Company against its accounts receivable in order to compute the credit availability. The restructuring of the obligation to the prior owners of Texcel and Datatek allows us to spread payments over a longer period of time, at no appreciable additional carrying costs, and to tie commissions to net income rather than gross revenues. These features enhance our immediate liquidity and may make additional working capital available for the growth of our business.

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the "Bank"), DCRI L.P. No. 2, Inc. (L.P. No. 2), and Moore, we are obligated to purchase from the Bank two promissory notes (the "Notes") issued to the Bank by LP No.2. We have been notified that an entity affiliated with Moore has entered into a purchase agreement with the Bank that, upon its consummation, will eliminate the Company's obligation to the Bank. On November 13, 2002, when the amount payable to the Bank pursuant to the Notes was approximately $270,000, L.P. No. 2 had filed for bankruptcy and the Bank has declared the Notes in default. The Notes have been secured by 168,500 shares of the Company's common stock pledged to the Bank by L.P. No. 2 and Moore. Based on the market price of the Common Stock on November 13, 2002, the unsecured balance of the liability to the Bank by all parties involved was approximately $252,000. The Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement and there is no assurance that the aforementioned purchase of the Notes by Moore will take place. As the Notes are guaranteed by Moore, we believe, based upon financial information provided by Moore, that Moore has the financial ability to satisfy the Notes.

For the year ended December 31, 2002, cash provided by operating activities approximated $0.4 million, the sale of Mountain provided $0.6 million and net short term borrowings provided $0.2 million. The cash generated was used to reduce obligations not liquidated because of outstanding checks by $0.5 million, to pay principal payments on long term debt of $0.4 million and for capital expenditures approximating $0.3 million.

Notwithstanding the greater availability of credit under the Greenfield Facility, compared to the GE Facility, and the short-term cash flow benefits of restructuring of the Company's acquisition debt, we continue to face the risks associated with limited capital resources which might be insufficient to weather a temporary contraction in revenue or an unfavorable outcome of litigation. We are, of course, continuing to evaluate various financing and restructuring strategies to identify new financing options in connection with our capital requirements and acquisition debt obligations. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

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

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment of long-lived assets are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and (3) if less, recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale". The adoption of SFAS No. 144 did not have a material impact on our financial statements since it retained the fundamental provisions of SFAS No, 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," related to the recognition and measurement of the impairment of long-lived assets to be "held and used."

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with exit or disposal activities.
Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments; as well as interest expense on line of credit borrowings. Assuming interest rates increased by 200 basis points (2%) above the interest rate at December 31, 2002, on an annualized basis interest expense would increase by approximately $0.1 million on the outstanding line of credit borrowings of $3.8 million at December 31, 2002.
Item 8.	Financial Statements and Supplemental Data

[letterhead of Weaver and Tidwell, L.L.P.]

Weaver
and
Tidwell
L.L.P.
Certified Public
Accountants
and Consultants

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors
DIVERSIFIED CORPORATE RESOURCES, INC.

We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $5,971,000 during the year ended December 31, 2002, and, as of that date, had a working capital deficiency of $3,108,000. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2, "Liquidity and Management Plans". The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers, LLP 2001 Ross Avenue, Suite 1800 Dallas, TX 75201-2997 Telephone (214) 999 1400

To the Stockholders and Board of Directors of
Diversified Corporate Resources, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Diversified Corporate Resources, Inc., and its subsidiaries (the "Company") for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP
March 30, 2001

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 170	$ 159
Trade accounts receivable, less allowance for doubtful accounts of approximately $306 and $340 respectively	6,423	7,281
Prepaid expenses and other current assets	92	308
Federal income taxes receivable	-	1,513

Total current assets	6,685	9,261
Property and equipment, net	1,562	2,531
Other assets:
Intangibles, net	6,681	10,780
Receivables from related parties	378	418
Other	239	223
	$ 15,545	$ 23,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$ 4,673	$ 4,440
Obligations not liquidated because of outstanding checks	312	852
Borrowings under revolving credit agreement	3,768	3,584
Current maturities of capital lease obligations	122	99
Current maturities of long-term debt	918	2,805
Total current liabilities	9,793	11,780
Deferred lease rents	447	28
Capital lease obligations, net of current maturities	-	120
Long-term debt, net of current maturities	158	304
Total liabilities	10,398	12,232
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	-	-
Common stock, $.10 par value; 10,000 shares authorized and 3,397 shares issued, respectively	340	340
Additional paid-in capital	12,939	12,794
Retained earnings (deficit)	(6,237)	(266)
Common stock held in treasury (663 and 586 shares, respectively), at cost	(1,657)	(1,649)
Receivables from related parties	(238)	(238)
Total stockholders' equity	5,147	10,981
	$ 15,545	$ 23,213

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
/(In Thousands Except Per Share Data)

	Years ended December 31,
	2002	2001	2000
Net service revenues:
Permanent placement	$ 10,710	$ 18,163	$ 31,531
Contract placement and specialty services	41,118	53,430	49,474
	51,828	71,593	81,005
Direct cost of contract placement and specialty services	34,158	42,608	38,882
Gross margin	17,670	28,985	42,123
Operating expenses:
Variable selling expenses	8,909	14,986	21,213
Selling, general and administrative expenses	9,693	15,043	15,564
Restructuring and severance expenses	392	791	-
Depreciation and amortization expense	1,139	1,918	1,736
	20,133	32,738	38,513
Other expense items:
Interest expense, net	1,550	1,117	601
Loss on sale of assets	1,996	-	-
Other expense, net	(8)	2	26
	3,538	1,119	627
Income (loss) from continuing operations before income taxes and discontinued operations	(6,001)	(4,872)	2,983
Income tax (benefit) expense	(30)	(894)	1,190
Income (loss) from continuing operations before discontinued operations	(5,971)	(3,978)	1,793
Discontinued operations, net of income tax benefits:
Loss on disposal of discontinued training operations	-	-	(81)
Net income (loss)	$ (5,971)	$ (3,978)	$ 1,712
Basic earnings (loss) per share:
Income (loss) from continuing operations	$ (2.12)	$ (1.41)	$ 0.64
Loss from discontinued operations	-	-	(0.03)
Net income (loss)	$ (2.12)	$ (1.41)	$ 0.61
Weighted average common shares outstanding	2,810	2,813	2,791
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$ (2.12)	$ (1.41)	$ 0.64
Loss from discontinued operations	-	-	(0.03)
Net income (loss)	$ (2.12)	$ (1.41)	$ 0.61
Weighted average common and common equivalent shares outstanding	2,810	2,813	2,796

See notes to consolidated financial statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (deficit)	Treasury Stock	Receivables From Related Parties	Total
BALANCE, December 31, 1999	329	12,378	2,000	(1,541)	(238)	12,928
Issuance of common stock	11	261	-	-	-	272
Treasury stock purchase	-	-	-	(83)	-	(83)
Net income	-	-	1,712	-	-	1,712
BALANCE, December 31, 2000	340	12,639	3,712	(1,624)	(238)	14,829
Value of warrants issued	-	152	-	-	-	152
Treasury stock purchase	-	-	-	(25)	-	(25)
Other capital contribution	-	3	-	-	-	3
Net income (loss)	-	-	(3,978)	-	-	(3,978)
BALANCE, December 31, 2001	340	12,794	(266)	(1,649)	(238)	10,981
Value of warrants issued	-	145	-	-	-	145
Treasury stock purchase	-	-	-	(8)	-	(8)
Net income (loss)	-	-	(5,971)	-	-	(5,971)
BALANCE, December 31, 2001	$ 340	$ 12,939	$ (6,237)	$ (1,657)	$ (238)	$ 5,147

See notes to consolidated financial statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands )

	Years Ended December 31,
	2002	2001	2000
Cash flow from operating activities:
Net income (loss)	$ (5,971)	$ (3,978)	$ 1,712
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,139	1,918	1,736
Write off of intangible assets and other	-	93	-
Loss from disposal of assets and discontinued operations	1,996	-	81
Provision for allowances	(34)	(978)	306
Deferred income taxes	-	462	212
Deferred lease rents	419	(17)	(50)
Accretion of interest on deferred payment obligations	25	153	243
Value of stock and warrants issued	145	152	17
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	892	8,829	(3,866)
Federal income taxes receivable	1,513	(1,252)	(112)
Prepaid expenses and other current assets	139	116	(91)
Other assets	-	-	(99)
Trade accounts payable and accrued expenses	161	(2,802)	1,098
Cash provided by operating activities	424	2,696	1,187
Cash flows from investing activities:
Capital expenditures	(268)	(357)	(996)
Business acquisition costs, net of cash acquired	-	(80)	(3,908)
Other assets	-	(67)	(9)
Loans and advances to related parties	-	-	(370)
Repayment from related parties	50	-	-
Sale of assets	557	-	-
Cash provided by (used in) investing activities	339	(504)	(5,283)
Cash flows from financing activities:
Obligations not liquidated because of outstanding checks	(540)	852	-
Issuance of common stock	-	3	-
Net short-term line of credit borrowings	184	-	(1,480)
Advances on long-term line of credit borrowings	-	80,214	58,998
Repayments of long-term line of credit borrowings	-	(83,306)	(52,322)
Repurchase of treasury stock	(8)	(25)	(83)
Principal payments under long-term debt obligations	(291)	(181)	(1,303)
Principal payments under capital lease obligations	(97)	(89)	(62)
Cash provided by (used in) financing activities	(752)	(2,532)	3,748
Change in cash and cash equivalents	11	(340)	(348)
Cash and cash equivalents at beginning of year	159	499	847
Cash and cash equivalents at end of year	$ 170	$ 159	$ 499
Supplemental cash flow information:
Cash paid for interest	$ 1,380	$ 679	$ 392
Cash paid (refunded) for taxes	$ (1,620)	$ (261)	$ 1,003

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

Trade Accounts Recievable

Trade accounts receivable are reported in the consolidated balance sheet at the outstanding principal adjusted for any chargeoffs. An allowance for doubtful accounts is recognized by management based upon a review of specific customer balances, historical losses and general economic conditions.

Revenue Recognition and Cost of Services

Fees for placement of permanent personnel are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from specialty services and contract placements are recognized upon performance of services. Direct cost of contract placement and specialty services consists of direct wages and related payroll taxes paid to non-permanent personnel. Accounts receivable at December 31, 2002 and 2001 include approximately $206,000 and $80,000, respectively, of unbilled receivables that were billed in 2003 and 2002.

Cash and Cash Equivalents

We consider all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

At December 31, 2002 and 2001, our financial instruments consisted of cash and cash equivalents, notes receivable from related parties, line of credit borrowings and long-term debt. We believe that the recorded values of cash and cash equivalents approximate fair value due to the short term nature of these instruments. We believe that the recorded values of notes receivable from related parties approximate fair value due to the value of the collateral for those receivables. We believe that the recorded value of the line of credit borrowings and long-term debt approximate fair value due to our ability to obtain such borrowings at comparable interest rates.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising expenses amounted to approximately $364,000, $519,000 and $707,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") was determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted EPS:

(In Thousands Except Per Share Data)	2002	2001	2000
Basic	2,810	2,813	2,791
Net effect of dilutive stock options	-	-	6
Diluted	2,810	2,813	2,797
Options and warrants not considered because effects of inclusion would be anti-dilutive	4,472	1,621	577

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation, the most significant of which is that in 2000, variable selling expenses were included in cost of services.

Intangibles

Intangibles consist of covenants not to compete and goodwill (excess of purchase price over fair value of net assets acquired) arising from business combinations and in 2001 and 2000 were being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms. In 2002, the Company adopted the provisions of SFAS 142, which requires that goodwill and certain intangibles no longer be amortized. As part of the adoption of SFAS 142, during the fourth quarter of 2002, the Company completed its evaluation of the carrying value of its intangible assets and determined that no impairment had occurred.

Stock Based Compensation

We account for Stock Based Compensation to employees and directors under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations rather than the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". No stock-based employee compensation expense for stock options was reflected in net income (loss) for the years ended December 31, 2002, 2001 and 2000, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding options:

(In Thousands Except Per Share Data)	2002		2001		2000
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

SFAS 123 compensation cost, net of income tax	$ -	$ 236	$ -	$ 277	$ -	$ 365
APB 25 compensation cost, net of income tax
Net income (loss)	(5,971)	(6,207)	(3,978)	(4,255)	1,712	1,348
Basic earnings per share:
Income (loss) from continuing operations	$ (2.12)	$ (2.21)	$ (1.41)	$ (1.51)	$ 0.64	$ 0.51
Loss from discontinued operations	-	-	-	-	(0.03)	(0.03)
Net income (loss)	(2.12)	(2.21)	(1.41)	(1.51)	0.61	0.48
Diluted earnings per share:
Income (loss) from continuing operations	$ (2.12)	$ (2.21)	$ (1.41)	$ (1.51)	$ 0.64	$ 0.51
Loss from discontinued operations	-	-	-	-	(0.03)	(0.03)
Net income (loss)	(2.12)	(2.21)	(1.41)	(1.51)	0.61	0.48

Recently Issued Accounting Standards

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment of long-lived assets are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and (3) if less, recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale". The adoption of SFAS No. 144 did not have a material impact on our financial statements since it retained the fundamental provisions of SFAS No, 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," related to the recognition and measurement of the impairment of long-lived assets to be "held and used."

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with exit or disposal activities.

2. Liquidity and Management Plans

Prior to December 24, 2002, our working capital financing was provided by General Electric Capital Corporation ("GE Capital") pursuant to a secured line of credit agreement (the "GE facility") with GE Capital. During much of 2002, we were not in compliance with the terms of the GE Facility.

On December 24, 2002, we finalized a secured line of credit agreement with Greenfield (the "Greenfield Facility"), and in the process we paid in full the amounts owed under the GE Facility. The Greenfield Facility is for a one-year term, pursuant to which the Company has the right to borrow up to $4.0 million for the entire term of the Greenfield facility. All of the assets of the Company and its subsidiaries are pledged to secure this debt obligation, and most of these subsidiaries have guaranteed the repayment of the Company's debt obligation to Greenfield. At December 31, 2002, the net borrowing availability under the Greenfield Facility was approximately $15,000. Under the terms and conditions of the Greenfield Facility, all cash receipts deposited in our lock boxes are swept by Greenfield daily. This procedure, combined with the Company's policy of maintaining zero balance operating accounts, results in the Company reporting a balance of "obligations not liquidated because of outstanding checks" in the accompanying consolidated balance sheet.

In connection with the Greenfield Facility, Greenfield required that J. Michael Moore, our CEO and Chairman ("Moore") execute a Validity Guaranty (the "JMM Guaranty"). The JMM Guaranty basically obligates Moore to repay the Greenfield loan in the event and to the extent that the Company engages in any inappropriate activities related to the Greenfield financing. As the result of Moore executing the JMM Guaranty, our Board of Directors has previously indicated that it is their intent to indemnify Moore, against actions taken by others in the organization with which he had no knowledge.

In addition, another condition to the closing of the Greenfield loan transaction was the execution of a Subordination Agreement by certain unsecured debt holders of the Company. With respect to holders who did not execute such a document, the Company is precluded from making any interest or debt payments to such holders without first obtaining the written consent of Greenfield. With respect to those debt holders who did execute such a document, the Company is precluded form making principal payments to them unless and to the extent that the Company has available borrowing capacity in excess of a minimum of $1,000,000.

The holders of the debt payable to the former owners of the business now operated by Datatek Group Corporation ("Datatek"), a subsidiary of the Company which was acquired in March, 2000, did execute the required document in December, 2002. Since such time, the holders of the debt payable to the former owners of the business now operated by Texcel Services, Inc. ("Texcel"), a subsidiary of the Company which was acquired in October, 1998, have now executed the required Subordination Agreement with Greenfield.

At various times in 2002 and to date in 2003, we were or have been in default of our obligations to make debt payments to the former owners of Datatek, Texcel and Mountain. At this time, however, the Company is not in default with respect to any of the amounts still payable to the former owners of Datatek and Texcel. Due to the sale transaction in December 2002, no amounts are payable by the Company in connection with the Company's Mountain acquisition in 1999 (see Item 1 of this Form 10-K for more information about the disposition of Mountain). As of February 28, 2003, we owed approximately $330,000 to the former owners of Datatek, and approximately $747,000 (plus accrued and unpaid interest), to the former owners of Texcel.

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the "Bank"), DCRI L.P. No. 2, Inc. (L.P. No. 2), J. Michael Moore ("Mr. Moore"), our Chairman and Chief Executive Officer, the Company is obligated to purchase from the Bank two promissory notes (the "Notes") issued to the Bank by LP No.2. We have been notified that an entity affiliated with Mr. Moore has entered into a purchase agreement with the Bank that upon completion will eliminate the Company's obligation to the Bank. As of November 13, 2002, the amount payable to the Bank pursuant to the Notes was approximately $270,000. The Notes are currently secured by 168,500 shares of the Company's common stock pledged to the Bank by L.P. No. 2 and or Mr. Moore. Based on the current market price of the Company's common stock on November 13, 2002, the unsecured balance of the liability to the Bank by all parties involved is approximately $252,000. While there can be no assurance that the aforementioned purchase of the Notes will be successful, the Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement. As the Notes are guaranteed by Mr. Moore, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the financial ability to satisfy the Notes.

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

3. Property and Equipment

Property and equipment consists of:

(In Thousands Except Per Share Data)	December 31,
	2002	2001
Computer equipment and software	$ 3,833	$ 4,182
Equipment and furniture	1,099	1,453
Leasehold improvements	113	161
	5,045	5,796
Less accumulated depreciation and amortization	(3,483)	(3,265)
Property and equipment, net	$ 1,562	$ 2,531

Depreciation and amortization of property and equipment was approximately $1,139,000, $1,309,000 and $1,196,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of assets under capital leases in 2002, 2001 and 2000 was approximately $68,000, $68,000 and $68,000 and the unamortized balance was approximately $199,000 at December 31, 2002. These assets are included in equipment and furniture and computer equipment.

4. Intangibles

Intangibles consist of:

(In Thousands Except Per Share Data)		December 31,
	Amortization Period	2002	2001
Non-compete agreements	3-5 years	$ 100	$ 150
Goodwill	20 years	7,563	12,094
		7,663	12,244
Accumulated amortization		(982)	(1,464)
		$6,681	$10,780

Effective January 1, 2002, goodwill ceased to be amortized, in accordance with SFAS No. 142. Amortization of intangibles was approximately $609,000 and $541,000 for the years ended December 31, 2001 and 2000, respectively. The cost assigned to the non-compete agreements is the amount stated in the purchase agreements.

5. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of:

(In Thousands Except Per Share Data)	December 31,
	2002	2001
Trade accounts payable	$ 919	$ 461
Accrued expenses	1,342	1,116
Accrued compensation	2,222	2,444
Accrued payroll expense	190	419
	$4,673	$4,440

Included in accrued compensation are accrued commissions, bonuses and contractors' payroll.

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

On December 24, 2002, we finalized a secured line of credit agreement with Greenfield (the "Greenfield Facility"), and in the process we paid in full the amounts owed under the GE Facility. The Greenfield Facility is for a one-year term, pursuant to which the Company has the right to borrow up to $4.0 million for the entire term of the Greenfield facility. All of the assets of the Company and its subsidiaries are pledged to secure this debt obligation, and most of these subsidiaries have guaranteed the repayment of the Company's debt obligation to Greenfield. At December 31, 2002 the net borrowing availability under the Greenfield Facility was approximately $15,000.

Under the terms of the agreement with Greenfield, outstanding loan balances bear interest at the bank's index rate plus 8%. Interest is payable monthly. The weighted average interest rate (excluding forbearance and other fees) on the borrowings under the GE facility was 7.6% for the year ended December 31, 2002. The weighted average interest rate (including forbearance and other fees) on the borrowings under the GE facility was 18.0% for the year ended December 31, 2002. The weighted average interest rate on the borrowings under the Greenfield facility was 12.8% for the year ended December 31, 2002. The interest rate at December 31, 2002 was 12.8%. As of December 31, 2002, the amounts outstanding under the revolving line of credit amounted to $3,768,000.

Long-term debt consists of:

(In Thousands Except Per Share Data)	December 31,
	2002	2001
Present value of minimum deferred payment obligations (discounted at 8%):
Texcel acquisition	$ 747	$ 867
Datatek acquisition	329	475
Mountain acquisition	0	1,767
	1,076	3,109
Less current maturities	918	2,805
Total long-term debt	$ 158	$ 304

Scheduled maturities of long-term debt as of December 31, 2002 are as follows:

2003	$ 918
2004	158
$1,076

7. Business Acquisitions

Texcel, Inc. and Texcel Technical Services, Inc.:

On October 8, 1998, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively "Texcel"). The purchase price consisted of $1.8 million in cash; 100,000 shares of our common stock valued at $4.8125 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and three annual deferred payments of $930,000 two of which were paid October 1, 1999 and 2000. As noted above in Footnote No. 2, Liquidity and Management Plans, the Company did not make the required minimum payment which was due on October 1, 2001. The Company has entered into agreements with the former owners of Texcel pursuant to which our payment obligations have been deferred subject to the Company timely funding the installment obligations payable to them. At this time, the Company is in compliance with the terms of such agreements with the former owners of Texcel.

The Texcel acquisition was accounted for under the purchase method. The results of Texcel are included in the statement of operations beginning October 1, 1998. The contingent portion of the deferred payments, as defined in the purchase agreement for 1999, 2000 and 2001 were $250,000, $246,000 and $297,000, respectively, and were recorded as additions to goodwill.

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

The Mountain acquisition was accounted for under the purchase method. The results of Mountain are included in the statement of operations beginning August 6, 1999. The contingent deferred payments (approximately $589,000 each) are recorded as goodwill when earned. The contingent portion of the deferred payments for fiscal 2001 and 2000 of approximately $589,000, each, were earned and were recorded as additional goodwill. During 2000, we issued 15,000 shares of our Common Stock at $2.50 per share as additional acquisition cost related to the Mountain acquisition.

Effective December 20, 2002, we sold the operations of Mountain to the former owners. The terms of this sale transaction included the following: (a) $572,000 paid to the Company in cash, (b) $78,000 to be paid to the Company in cash in the future, (c) waiver of all amounts payable by the Company to the former owners, with such amount totaling approximately $2.1 million, and (d) the retention by the Company of all of Mountain's cash, accounts receivable, and accounts payable. The net loss incurred on the sale was approximately $2 million. In 2002, Mountain's contribution to the Company's operating results included revenues of $8.2 million, and an operating loss of $0.1 million.

Datatek Corporation:

In March 2000, we completed the acquisition of substantially all of the assets of Datatek Corporation ("Datatek"). The purchase price consisted of $3 million in cash, which was paid at closing; 75,000 shares of our common stock valued at $2.50 per share (which was the market value of the stock at the date the acquisition was announced less a discount for the restrictive nature of the stock); and four installment payments, payable on January 1 of each of the years 2001 through 2004, in the anticipated amount of $171,000 each. As noted above in Footnote No. 2, "Liquidity and Management Plans," the Company did not make the required minimum payment which was due on January 1, 2002. The Company has entered into agreements with the former owners of Datatek pursuant to which our payment obligations have been deferred subject to the Company timely funding the installment obligations payable to them.

In addition, contingent payments will be payable on April 15 of each of the years 2001 through 2005, in an amount equal to twenty-five percent (25%) of the increased profits, as defined, of the business acquired from Datatek. We incurred acquisition costs totaling $320,000 in connection with the acquisition, including the issuance of 12,000 shares of our common stock at $2.50 per share.

The Datatek acquisition was accounted for under the purchase method. The results of Datatek are included in the statement of operations beginning March 6, 2000. Contingent payments of approximately $36,000 in 2000 and $72,000 in 2002 have been recorded as goodwill.

8. Stock Based Compensation

Under provisions of the Company's 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 1,300,000 shares of our common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2002, 2001 and 2000 vest in varying amounts over periods ranging from three to five years.

Effective December 9, 1998, a non-employee directors' option plan was approved. During the year ended December 31, 1999 our Company's three non-employee directors were granted options to purchase 15,000 shares each at $5.75, vesting quarterly in 1999, representing the then market value of the common stock. Under the plan, beginning January 1, 2000, each non-employee director will be granted options to purchase 12,500 shares on January 1 of each year they continue to serve. The options will be granted at the then market value of the common stock and will vest quarterly. The options granted on January 1, 2002 were granted at $0.86 per share. In connection with the implementation of this plan, all non-employee directors forfeited all of their existing options which had not vested as of December 31, 1998.

Following is a summary of our stock option activity as of and for the years ended December 31, 2002, 2001 and 2000:

(In Thousands Except Per Share Data)	Weighted Average Exercise Price	Number of Shares of Underlying Options	Range of Exercise Prices
Outstanding at December 31, 1999	6.33	549	3.00 to 12.75
Exercisable at December 31, 1999	6.01	276	3.00 to 12.75
Granted	2.88	74	2.88 to 2.88
Exercised	-	-	-
Forfeited	5.30	(40)	3.00 to 5.88
Outstanding at December 31, 2000	5.98	583	2.88 to 12.75
Exercisable at December 31, 2000	6.23	491	2.88 to 12.75
Granted	1.80	671	0.86 to 3.40
Exercised	-	-	-
Forfeited	5.13	(11)	5.13 to 5.13
Outstanding at December 31, 2001	3.78	1,243	0.86 to 12.75
Exercisable at December 31, 2001	5.54	669	1.60 to 12.75
Granted	0.74	55	0.50 to 0.86
Exercised	-	-	-
Forfeited	5.42	(193)	2.88 to 12.75
Outstanding at December 31, 2002	3.34	1,105	0.50 to 12.75
Exercisable at December 31, 2002	3.88	865	0.50 to 12.75

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contr. Life in Years	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$ 0.50 to $ 5.88	1,020	6.5	$ 2.58	780	$ 2.92
$10.00 to $12.75	85	1.4	$12.35	85	$12.35
$ 0.50 to $12.75	1,105	6.4	$ 3.34	865	$ 3.88

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value basis of accounting for stock based compensation plans. Had the compensation for our stock based compensation plans been determined consistent with SFAS 123, our net income (loss) would approximate the amounts below:

(In Thousands Except Per Share Data)	2002		2001		2000
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

SFAS 123 compensation cost, net of income tax	$ -	$ 236	$ -	$ 277	$ -	$ 365
APB 25 compensation cost, net of income tax
Net income (loss)	(5,971)	(6,207)	(3,978)	(4,255)	1,712	1,348
Basic earnings per share:
Income (loss) from continuing operations	$ (2.12)	$ (2.21)	$ (1.41)	$ (1.51)	$ 0.64	$ 0.51
Loss from discontinued operations	-	-	-	-	(0.03)	(0.03)
Net income (loss)	(2.12)	(2.21)	(1.41)	(1.51)	0.61	0.48
Diluted earnings per share:
Income (loss) from continuing operations	$ (2.12)	$ (2.21)	$ (1.41)	$ (1.51)	$ 0.64	$ 0.51
Loss from discontinued operations	-	-	-	-	(0.03)	(0.03)
Net income (loss)	(2.12)	(2.21)	(1.41)	(1.51)	0.61	0.48

The effects of applying SFAS 123 as disclosed above are not indicative of future amounts.

The fair value of each stock option granted in 2002, 2001 and 2000 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected term	4.0 years	4.0 years	4.0 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	84.08%	60.26%	57.28%
Risk-free interest rate	3.00%	5.10%	6.30%

The weighted-average grant date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $0.46, $0.85 and $1.52, respectively.

We granted a total of 82,590 stock warrants with an exercise price of $13.50 to an investment banker for service rendered in connection with our public offering. These warrants are outstanding and exercisable as of December 31, 2002. The fair value of these stock warrants granted in 1997 was estimated on the date of grant to be approximately $161 using the Black-Scholes option- pricing model with the following assumptions: an expected term of 2.5 years; an expected dividend yield of 0.00%; an expected stock price volatility of 40.55%; and a risk-free interest rate of 5.84%.

In November 2000, we entered into a contract for consulting and investor relations. As part of the consideration for these services, we granted 15,000 stock warrants with an exercise price of $4.00 per share. These warrants are outstanding and exercisable as of December 31, 2002. The fair value of these warrants was estimated on the date of grant to be $21,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 57.28%; and a risk-free interest rate of 6.30%.

Effective as of October 2001, we entered into agreements with the former owners of Mountain and Texcel in connection with restructuring the repayment terms of the debt obligations payable by the Company to such persons. In connection with such agreements, we have agreed to issue warrants to purchase, for $1.09 per share, an aggregate of 117,800 and 86,680 shares of our Company's Common Stock to the former owners of Mountain and Texcel, respectively. The fair value of these warrants was estimated on the date of grant to be $99,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.

In November 2001, we entered into an agreement with Roth Capital Partners, LLC, , pursuant to which Roth Capital Partners, LLC, has committed to provide certain investment banking services for the benefit of the Company. As part of the consideration for these services, we have agreed to issue warrants to purchase 76,000 shares of the Company's Common Stock with an exercise price of $1.03 per share and an expected expiration date of November 15, 2006. These warrants are outstanding and exercisable as of December 31, 2002. The fair value of these warrants was estimated on the date of grant to be $53,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.

In October 2002, in connection with a guarantee of a part of our obligation to GE, we granted warrants to purchase 2,700,000 shares of our common stock to J. Michael Moore, our Chairman and Chief Executive, at exercise prices ranging from $0.13 to $0.19 per share. The fair value of these warrants was estimated on the date of grant to be $110,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 84.08%; and a risk-free interest rate of 3.00%.

In December 2002, in connection with the completion of the refinancing of the GE Facility, we granted warrants to purchase 300,000 shares of our common stock to a consultant, at exercise price of $0.30 per share. The fair value of these warrants was estimated on the date of grant to be $35,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 119.74%; and a risk-free interest rate of 3.00%.

Effective December 31, 2002, in connection with the restructuring of obligations, we granted warrants to purchase 13,320 shares to the former owners of Texcel at an exercise price of $.27 per share. Contemporaneously, the exercise price of the 86,680 warrants held by these persons prior to 2003, was adjusted to $.27 per share. The fair value of these warrants was estimated on the date of grant to be immaterial to the financial statements and was determined using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 119.74%; and a risk-free interest rate of 3.00%.

9. Share Repurchase Program

In 2001 and 2000, pursuant to share repurchase programs authorized by the Board of Directors, as a result of market conditions, we reacquired approximately 7,000, and 29,000 shares, respectively at an aggregate cost of approximately $25,000 and $83,000, respectively. In 2002, in connection with the sale of Mountain, we purchased 77,000 shares for approximately $8,000 from the former owners of Mountain.

10. Federal Income Taxes

The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:

(In Thousands Except Per Share Data)	December 31,
	2002	2001	2000
Tax provision (benefit) at statutory rate for continuing operations	$(2,040)	$(1,649)	$ 1,044
Loss from discontinued operations			(54)
Other	-	5	(5)
State income taxes, net of federal income tax benefits	176	-	151
Increase in valuation allowance for deferred taxes	1,834	750	-
	$ (30)	$ (894)	$ 1,136

The allocation of income taxes (benefit) is:

Continuing operations	$ (30)	$ (894)	$ 1,189
Discontinued operations	-	-	(53)
	$ (30)	$ (894)	$ 1,136
Current, continuing operations	$ (30)	$ (1,356)	$ 977
Deferred, continuing operations	-	462	212
	$ (30)	$ (894)	$ 1,189

Temporary differences, which give rise to deferred tax assets and liabilities, at December 31, 2002 and 2001, are as follows:

(In Thousands Except Per Share Data)	2002		2001
	Deferred Tax Asset	Deferred Tax Liabilities	Deferred Tax Asset	Deferred Tax Liabilities
Current:
Net operating loss carryforward	$ 2,669	$ -	$ 882	$ -
Reserves and accruals	185	-	289	-
Subtotal-current	2,854	-	1,171	-
Non - current:
Other basis differences principally related to property and equipment and intangibles	-	443	-	432
Reserves and accruals	173	-	11	-
Subtotal non-current	173		11
Valuation allowance	(3,027)	(443)	(1,182)	(432)
Total	$ -	$ -	$ -	$ -

We have a federal net operating loss carryforward of approximately $7.0 million as of December 31, 2002, which, if unused, expires in 2022. We have a various state net operating loss carryforwards totaling approximately $9.6 million as of December 31, 2002, which, if unused, expire in varying amounts over the next 20 years.

As of December 31, 2002, because of the factors discussed in Footnote No. 2, "Liquidity and Management Plans," we recorded a $2.6 million valuation allowance against the entire amount of the net deferred tax benefit in accordance with the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes."

11. Concentration of Credit Risk

We maintain cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Net service revenues from one customer represented approximately 23% of total staffing services revenues in 2002. Net service revenues from another customer represented approximately 13% and 12% of total staffing services revenues in 2001 and 200, respectively. Accounts receivable from one customer represented approximately 14% of total accounts receivable at December 31, 2002. Accounts receivable from two customers represented approximately 17% and 11%, respectively, of total accounts receivable at December 31, 2001.

12. Related Party Transactions

On April 21, 2002, we entered into an agreement with our Chairman and Chief Executive Officer, J. Michael Moore, ("Mr. Moore") and with DCRI L.P. No. 2, Inc., a Texas corporation ("LP No. 2") which is controlled by Mr. Moore, pursuant to which Moore and LP No. 2 both executed promissory notes to the Company in the amount of $105,000 and $289,000 respectively. Such notes relate to advances previously made by the Company in 2001, 2000 and 1999 in the amounts if $0, $345,000 and $72,000 respectively. These notes bear interest at prime plus 0.125% The majority of these advances amounts were related to litigation associated with a lawsuit with Ditto Properties Company. The Moore note is secured by a first lien on twenty five thousand shares of our common stock and shares of common stock in a private corporation in which Mr. Moore is a large shareholder and a director. The LP No. 2 note is secured by the personal guarantee of Mr. Moore and involves the commitment of LP No. 2 to deliver to the Company a lien on four hundred forty six thousand shares of our common stock at such time as such shares have become unencumbered by other liens. At this time, these shares are encumbered by secured liens of two banks which have made loans to LP No. 2 which Mr. Moore has also personally guaranteed. Prior to the Company entering into the April 21, 2002 agreement, the Company had a second lien on such shares and Mr. Moore had an agreement with the Company whereby he would repay us the amount of the advances made to LP No. 2 and interest. The aggregate principal balance of the bank loans to LP No. 2 exceeded the market value of the shares of stock pledged to secure such loans. In addition, as discussed more fully in footnote No. 2, "Liquidity and Management Plans," the shares of stock pledged by Mr. Moore against the Moore note are also pledged by Mr. Moore for a note purchase agreement with Compass Bank. We believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the available resources to satisfy the obligations to us.

As of April 21, 2002, Mr. Moore and LP No. 2 were current with the repayment provisions of their agreements with us related to the loans made to Mr. Moore and LP No. 2. In addition, pursuant to the aforesaid agreements, Mr. Moore and LP No. 2 are to pay the Company interest quarterly and at least $50,000 in principal each March 31 beginning in 2003. The $50,000 principal payment for 2001 was paid in March 2002 and the due date for the principal payment for 2002 was extended until September 2003.

In January 1999, we entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which we agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 168,500 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to our Company an additional 50,000 shares (subsequently reduced to 25,000 shares) of the common stock to collateralize our Company under the terms of both the Agreement and the Related Agreement, (ii) pay our Company for entering into the Agreement by conveying to our Company 5,000 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by our Company. See Footnote No. 2, "Liquidity and Management Plans" for the current status of these Notes. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,000), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by our Company. The aforementioned transactions have been approved by both the Board of Directors and the Audit Committee of the Board of Directors of our Company. In connection with the exercise of the options, we loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction. Such amounts are classified as receivable from related parties and have been deducted from stockholders' equity.

Pursuant Technologies Inc., previously More-O Corporation ("Pursuant"), of which Mr. Moore and Samuel E. Hunter, a director of our Company, are minority shareholders and directors, paid us $20,000 for the sub-lease of office space in 2000. In addition, in 2002 and 2001, we paid to Pursuant, $95,000 and $92,000, respectively, for web site development and Pursuant front office software user license fees.

On July 17, 1998, M. Ted Dillard ("Mr. Dillard"), our Company's President until March 14, 2001, exercised options to purchase 84,000 shares of our Company's common stock for an aggregate purchase price of $257,000. The purchase price was paid with 7,500 shares (acquired in 1997) of our common stock valued at $90,000 (based upon the closing price of our common stock on July 16, 1998), and the remainder was paid in cash. In connection with this transaction we loaned Mr. Dillard approximately $149,000, which was subsequently reduced to approximately $90,000 (the "Tax Loan") to cover his income tax liability associated with the transaction. The Tax Loan bears interest at the applicable federal rate, the interest is payable quarterly, is collateralized by 20,000 shares of our common stock and is due July 17, 2003. In addition, on October 12, 1998, our Board of Directors approved a loan to Mr. Dillard of approximately $125,000 (the "Company Loan"). The Company Loan bears interest at 8%, which interest is payable quarterly, is collateralized by 43,400 shares of our common stock and is due July 17, 2003. The Tax Loan and the Company loan are classified as receivables from related party in our consolidated balance sheet and have been deducted from stockholders' equity.

Interest income from related parties amounted to approximately $20,000, $48,000 and $18,000 in fiscal 2002, 2001 and 2000, respectively.

13. Employee Benefit Plan

In 1993, we implemented a 401(K) plan for the benefit of its employees. Company contributions to the plan in 2002, 2001 and 2000 totaled approximately $67,000, $113,000 and $119,000 respectively. Beginning in January 1998 our matching contributions are used to purchase our common stock. In March 2002, the Company amended the plan to permit participants in the plan to have the right, at any time or times, to request that the plan sell all or any of the shares of DCRI stock which have been allocated to such participant.

14. Commitments and Contingencies

Operating and Capital Leases

We rent office space under various operating leases. We also lease certain furniture and equipment under capital leases. Certain of the operating leases have escalating rent payments. We are liable for the future minimum lease payments for the periods subsequent to December 31, 2001 as follows:

Year	Operating Leases	Capital Leases
(In Thousands Except Per Share Data)
2003	$ 1,240	$ 122
2004	719	-
2005	662	-
2006	608	-
2007	625	-
There after	2,721	-
Total	$ 6,575	$ 122

Rent expense was approximately $1,781,000, $2,495,000 and $2,368,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

15. Discontinued Operations

On December 31, 1999, our Board of Directors approved a plan whereby we would place our remaining training business assets (Train) for sale. Train has historically provided information technology training to our clients' employees and our applicant pool on a fee basis. In connection with the plan to dispose of Train, we recorded, in 1999, a loss of $589,000 (before income tax benefits of $226,000), which included a provision for estimated operating losses through the date of disposal. In 2000, we recorded an additional loss of $135 (before income tax benefits of $54,000) for additional estimated losses. The loss before income taxes for the year ended December 31, 2000 of approximately $287,000 was recorded against these estimated loss reserves.

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

The results of operations and remaining operating assets and liabilities of GAPS and Train have been presented as discontinued operations and are summarized below:

Results of operations for discontinued operations are as follows:

(In Thousands Except Per Share Data)	2000
Net service revenue	$ 1,869
Cost of sales	1,571
Gross margin	298
Selling, general and administrative expenses	559
Other income and (expenses)	(26)
Loss before income taxes	(287)
Income tax benefit	106
Net loss	$ (181)
Accounts receivable and other	$ 319
Accounts payable and accrued expenses	$ 140

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

In addition in the fourth quarter of 2001, we recorded an accrual for an additional $50,000 in severance expenses related to another reduction in our workforce and expensed approximately $213,000 related to real estate leases in space we no longer occupy. We also incurred approximately $89,000 (including $53,000 for the value of warrants issued to Roth Capital) in legal and professional fees related to the evaluation of financing and restructuring strategies. The aggregate effect of these significant fourth quarter adjustments along with the provision for an allowance for deferred income taxes was approximately $1,100,000.

In addition in the fourth quarter of 2002, we recorded an accrual for an additional $36,000 in severance expenses related to another reduction in our workforce and expensed approximately $356,000 related to real estate leases in space we no longer occupy. We also incurred approximately $235,000 (including $145,000 for the value of warrants issued) in legal and professional fees related to the evaluation of financing and restructuring strategies. We also incurred a loss on the sale of our Mountain operations of approximately $2.0 million. The aggregate effect of these significant fourth quarter adjustments was approximately $2.6 million.

[letterhead of Weaver and Tidwell]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors
DIVERSIFIED CORPORATE RESOURCES, INC.

Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002 and for the two years then ended, which contains an explanatory paragraph on the Company's ability to continue as a going concern, is included on page F-2. In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule for the two years ended December 31, 2002 on page F-26.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers, LLP 2001 Ross Avenue, Suite 1800 Dallas, TX 75201-2997 Telephone (214) 999 1400

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Diversified Corporate Resources, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 30, 2001 appearing in the 2002 Form 10-K of Diversified Corporate Resources, Inc. also included an audit of the financial statement schedule listed in the accompany index. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP

March 30, 2001

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
Schedule II:	Valuation and Qualifying Accounts for the Three Years Ended December 31, 2002, 2001 and 2000
	Balance at Beginning Of Period	Balance Acquired Through Acquisitions	Provisions Charged to Costs & Expenses	Provisions Charged to Revenues (1)	Deductions	Balance at End of Period

For the Year Ended December 31, 2000:
Trade accounts receivable allowances	$ 1,005,000	$ 8,000	$ 567,000	$ 3,930,000	$ 4,192,000	$1,318,000
Reserve for estimated losses from discontinued operations	$ 450,000	$ -	$ 135,000	$ -	$ 270,000	$ 315,000
For the Year Ended December 31, 2001:
Trade accounts receivable allowances	$ 1,318,000	$ -	$ 138,000	$1,829,000	$ 2,945,000	$ 340,000
Reserve for estimated losses from discontinued operations	$ 315,000	$ -	$ -	$ -	$ 315,000	$ -
Valuation allowance for net deferred tax asset	$ -	$ -	$ 750,000	$ -	$ -	$ 750,000
For the Year Ended December 31, 2002:
Trade accounts receivable allowances	$ 340,000	$ -	$ 97,000	$1,168,000	$ 1,299,000	$ 306,000
Valuation allowance for net deferred tax asset	$ 750,000	$ -	$ 1,834,000	$ -	$ -	$ 2,584,000

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

Selected Quarterly Financial Data

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
	Three Months ended (unaudited)
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Net service revenues	$ 19,931	$19,816	$ 17,654	$ 14,192	$ 12,734	$ 13,357	$ 12,534	$ 13,203
Direct cost of services	10,758	11,459	11,238	9,153	8,073	8,255	8,216	9,614
Gross margin	9,173	8,357	6,416	5,039	4,661	5,102	4,318	3,589
Operating expenses:
Variable selling expenses	4,921	4,292	3,083	2,690	2,398	2,440	2,307	1,764
Selling, general & administrative expenses	4,105	3,813	3,788	3,337	2,590	2,557	1,972	2,574
Restructuring and severance expenses	439	-	-	352	-	53	25	314
Depreciation and amortization Expense	483	481	474	480	286	285	291	277
Operating income (loss)	(775)	(229)	(929)	(1,820)	(613)	(233)	(277)	(1,340)
Interest and other expenses	185	176	290	468	247	278	273	2,740
Income (loss) from continuing operations before income tax	(960)	(405)	(1,219)	(2,288)	(860)	(511)	(550)	(4,080)
Income tax (benefit) expense	(378)	(154)	(466)	104	(206)	-	-	176
Net income (loss)	$ (582)	$ (251)	$ (753)	$ (2,392)	$ (654)	$ (511)	$ (550)	$ (4,256)
Basic earnings per share:
Net income (loss)	(0.21)	(0.09)	(0.27)	(0.85)	(0.31)	(0.18)	(0.20)	(1.52)
Diluted earnings per share:
Net income (loss)	(0.21)	(0.09)	(0.27)	(0.85)	(0.31)	(0.18)	(0.20)	(1.52)
Weighted average shares outstanding:
Basic	2,816	2,812	2,812	2,813	2,813	2,812	2,812	2,805
Diluted	2,816	2,812	2,812	2,813	2,813	2,812	2,812	2,805
Item 9.					Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Not applicable.

PART III

The information for these items is incorporated by reference to the definitive proxy statement to be filed by our Company with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the close of the fiscal year ended December 31, 2002.
Item 14.	Controls and Procedures.

Within ninety days of the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV
Item 15.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of October 7, 1998, between Registrant, DCRI Acquisition Corporation, Texcel, Inc., Texcel Technical Services, Inc., Thomas W. Rinaldi, Gary E. Kane, Paul J. Cornely and Deborah A. Jan Francisco (schedules have been omitted pursuant to Regulation S-K 601(b)(2)). (Incorporated by reference to Exhibit 2.1 of our Form 8-K filed on October 21, 1998)

2.2

Purchase Agreement, by and between Registrant and the shareholders of Mountain, LTD. (schedules have been omitted pursuant to Regulation S-K 601(b) (2). (Incorporated by reference from Exhibit 10.3 to our Form 10-Q filed on August 16, 1999)

2.3

Purchase Agreement, dated as of March 6, 2000, by and among Registrant, Datatek Consulting Group Corporation, Datatek Corporation, Julia L. Wesley and Michael P. Connolly. (schedules have been omitted pursuant to Regulation S-K 601 (b)(2). (Incorporated by reference from Exhibit 2.1 to our Form 8-K filed on March 7, 2000)

2.4

Agreement dated as of December 20, 2002, by and among Registrant, MAGIC Northeast, Inc., Joseph H. Hosmer and Sandra Hosmer (schedules have been omitted pursuant to Regulation S-K 601(b) (2) (Incorporated by reference to Exhibit 2.1 of our Form 8-K dated December 24, 2002)

3.1	Articles of Incorporation of Registrant as amended (Incorporated by reference from Exhibit 3(a) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW)
3.2	Bylaws of our Company (Incorporated by reference from Exhibit 3(b) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW))
3.3	Amendment No. 1 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 of our Form 10-Q filed on May 15, 1998)
3.4	Amendment No. 2 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of our Form 10-Q filed on November 16, 1998)
3.5	Amendment No. 3 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 of our Form 10-K filed on March 30, 1999)
3.6	Amendment No. 4 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.6 of our Form 10-K filed on March 30, 2001)
4.1

Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of our Form 8-K filed on May 8, 1998)

4.2

Rights Agreement, dated as of May 1, 1998, between Registrant and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 8, 1998)

4.3	Form of Common Stock Warrant (Incorporated by reference from Exhibit 1.2 to our Amendment No. 1 to our Registration Statement on Form S-1 (Reg. No. 333-31825))
4.4

Amended and Restated 1996 Nonqualified Stock Option Plan of Registrant, effective as of December 28, 1996 (Incorporated by reference from Exhibit 10(z)(21) to our Form 10-K for the year ended December 31, 1996)

4.5	Amendment No. 1 to our Amended and Restated 1996 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on May 15, 1998)+
4.6	1998 Nonqualified Stock Option Plan, effective as of January 1, 1998 (Incorporated by reference to Exhibit 10.14 of our Form 10-Q filed on May 15, 1998)+
4.7	1998 Non-employee Director Stock Option Plan, effective as of December 9, 1998 (Incorporated by reference to Exhibit 4.7 of our Form 10-K filed on March 30, 1999)+
4.8	First Amendment to Rights Agreement (Incorporated by reference from Exhibit 10.5 to our Form 10-Q filed on August 16, 1999)
4.9	Common Stock Warrant Agreement (as amended) dated effective December 31, 2001, between Registrant and Thomas W. Rinaldi, Gary E. Kane and Paul J. Cornely*
4.10	Common Stock Warrant Agreement, dated effective October 30, 2002, between Registrant and J. Michael Moore*
10.1	Stock Option Agreement between Registrant and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.2

First Amendment to Amended and Restated Stock Option Agreement between Registrant and J. Michael Moore effective September 30, 1998 (Incorporated by reference to Exhibit 10.4 of our Form 10-K filed on March 30, 1999)+

10.3	Stock Option Agreement between Registrant and J. Michael Moore effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.6 of our Form 10-K filed on March 30, 1999)+
10.4	Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael Moore effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.9 of our Form 10-K filed on March 30, 1999)+
10.5	Stock Option Agreement between Registrant and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.6	First Amendment to Stock Option Agreement between Registrant and Samuel E. Hunter, effective March 20, 1998 (Incorporated by reference to Exhibit 10.13 of our Form 10-Q filed on May 15, 1998)+
10.7	Stock Option Agreement between Registrant and Deborah A. Farrington, effective November 13, 1997 (Incorporated by reference to Exhibit 10.12 of our Form 10-Q filed on May 15, 1998)+
10.8	Stock Option Agreement (1998) Re: Hunter between Registrant and Samuel E. Hunter effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.16 of our Form 10-K filed on March 30, 1999)+
10.9

Stock Option Agreement (1998) Re: Farrington between Registrant and Deborah A. Farrington effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.17 of our Form 10-K filed on March 30, 1999)+

10.10

Partial Option Termination Agreement Re: Hunter between Registrant and Samuel E. Hunter effective December 9, 1998 (Incorporated by reference to Exhibit 10.19 of our Form 10-K filed on March 30, 1999)+

10.11

Partial Option Termination Agreement Re: Farrington between Registrant and Deborah A. Farrington effective December 9, 1998 (Incorporated by reference to Exhibit 10.20 of our Form 10-K filed on March 30, 1999)+

10.12	Directors Option Agreement Re: Hunter between Registrant and Samuel E. Hunter effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.22 of our Form 10-K filed on March 30, 1999)+
10.13

Directors Option Agreement Re: Farrington between Registrant and Deborah A. Farrington effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.23 of our Form 10-K filed on March 30, 1999)+

10.14	Form of Stock Option granted to certain employees of Registrant, effective November 13, 1997 (Incorporated by reference to Exhibit 10.10 of our Form 10-Q filed on May 15, 1998)+
10.15

Form of Stock Option Agreements, dated as of October 8, 1998, between Registrant and certain non-shareholder employees of DCRI Acquisition Corporation (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 21, 1998)+

10.16	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 15, 2001)
10.17	Employment Agreement, effective July 9, 2001, between Registrant and James E. Filarski (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on August 17, 2001)+
10.18	Amended and Restated Employment Agreement dated as of November 1, 2001 between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 14, 2001)+
10.19

Amended and Restated Employment Agreement dated as of November 1, 2001 between Registrant and Anthony G. Schmeck (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on November 14, 2001)+

10.20	Stock Option Agreement between Registrant and J. Michael Moore, dated April 26, 2001 (Incorporated by reference to Exhibit 10.27 of our Form 10-K for 2001)+
10.21	Stock Option Agreement between Registrant and Anthony G. Schmeck, dated April 26, 2001(Incorporated by reference to Exhibit 10.28 of our Form 10-K for 2001) +
10.22	Stock Option Agreement between Registrant and J. Michael Moore, dated December 31, 2001 (Incorporated by reference to Exhibit 10.29 of our Form 10-K for 2001)+
10.23	Stock Option Agreement between Registrant and Anthony G. Schmeck, dated December 31, 2001 (Incorporated by reference to Exhibit 10.30 of our Form 10-K for 2001)+
10.24	Stock Option Agreement between Registrant and James E. Filarski, dated December 31, 2001 (Incorporated by reference to Exhibit 10.30 of our Form 10-K for 2001)+
10.25	Note Receivable dated June 22, 1998, between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on August 13, 1998)
10.26	Note Receivable effective July 17, 1998, between Registrant and M. Ted Dillard (Incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on November 16, 1998)
10.27	Note Receivable effective July 17, 1998, between Registrant and M. Ted Dillard (Incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on November 16, 1998)
10.28	Security Agreement effective July 17, 1998, between Registrant and M. Ted Dillard (Incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on November 16, 1998)
10.29	Security Agreement effective October 12, 1998, between Registrant and M. Ted Dillard (Incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on November 16, 1998)
10.30	Consulting Agreement effective May 12, 1998 between Registrant and Deborah A. Farrington (Incorporated by reference to Exhibit 10.7 of our Form 10-Q filed on November 16, 1998)
10.31	Note Purchase Agreement dated as of January 12, 1999 among Registrant, Compass Bank and DCRI LP No. 2 Inc. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 28, 1999)
10.32	Pledge Agreement dated as of January 12, 1999 between Compass Bank and DCRI LP No. 2, Inc. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 28, 1999)
10.33	Bank Transaction Agreement dated as of January 12, 1999 among Registrant, DCRI LP No. 2, Inc. and J. Michael Moore (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on January 28, 1999)
10.34

Loan and Security Agreement, by and between Management Alliance Corporation, Information Systems Consulting Corporation, Datatek Consulting Group Corporation, Texcel Services Inc. and Mountain Ltd. and General Electric Capital Corporation (Incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on August 10, 2000).

10.35	Severance and Mutual Release, by and between Registrant and M. Ted Dillard (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 27, 2001)+
10.36	Security Agreement effective September 18, 2000, between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.43 of our Form 10-K filed on March 30, 2001)
10.37

Amendment No. 1 to Security Agreement effective March 30, 2001, between Registrant, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit 10.44 of our Form 10-K filed on March 30, 2001)

10.38	Agreement effective March 30, 2001 between Registrant, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit 10.45 of our Form 10-K filed on March 30, 2001)
10.39	Stock Option Agreement between Registrant and James E. Filarski, dated August 9, 2001 (Incorporated by reference to Exhibit 10.46 of our Form 10-K for 2001)+
10.40	Amendment to Stock Option Agreement for Samuel E. Hunter dated August 9, 2001(Incorporated by reference to exhibit 10.47 of our Form 10-K for 2001)+
10.41	Amendment to Stock Option Agreement for J. Michael Moore dated August 9, 2001(Incorporated by reference to Exhibit 10.48 to our Form 10-K for 2001)+
10.43	Directors Option Agreement (2001) between Registrant and Deborah A. Farrington effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.52 of our Form 10-K for 2001)+
10.44	Directors Option Agreement (2000) between Registrant and Samuel E. Hunter effective as of January 1, 2000 (Incorporated by reference to Exhibit 10.53 of our Form 10-K for 2001)+
10.45	Directors Option Agreement (2001) between Registrant and Samuel E. Hunter effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.54 of our Form 10-K for 2001)+
10.46	Office Lease Agreement dated October 21, 2001 between Registrant and PFP Search Plaza, Inc. (Incorporated by reference to Exhibit 10.55 of our Form 10-K for 2001)
10.47	Agreement between Registrant , DCRI L.P. No. 2, Inc. and J. Michael Moore effective as of April 21, 2002 (Incorporated by reference to Exhibit 10.56 of our Form 10-K for 2001)
10.48	Directors Option Agreement (2002) between Registrant and Deborah A. Farrington effective as of January 1, 2002t*+
10.49	Directors Option Agreement (2002) between Registrant and Samuel F. Hunter effective as of January 1, 2002*+
10.50	Directors Option Agreement (2002) between Registrant and Mark E. Cline effective as of July 9, 2002+*
10.51	Directors Option Agreement (2002) between Registrant and W. Brown Glenn, Jr., effective as of August 28, 2002*+
10.52	Loan Agreement between Registrant and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit10.1 of our Form 8-K dated December 24, 2002)
10.53

Validity Guaranty, dated as of December 22, 2002, by and between J. Michael Moore and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit 10.2 of Form 8-K dated December 24, 2002)

10.54

Subordination Agreement, dated as of December 23, 2002, between Julia A. Wesley, Michael P. Connolly, Datatek Corporation, and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit 10.3 of Form 8-K dated December 24, 2002)

10.55	Second Amendment to Agreements, effective January 1, 2003, between Registrant, Julia A. Wesley, Michael P. Connolly, and Datatek Corporation*
10.56	Amended and Restated Forbearance and Amendment Agreement, effective January1, 2003, between Registrant and Thomas W. Rinaldi*
10.57	Amended and Restated Forbearance and Amendment Agreement, effective January 1, 2003, between Registrant and Paul J. Cornely*
10.58	Amended and Restated Forbearance and Amendment Agreement, effective January 1, 2003, between Registrant and Gary E. Kane*
10.59	Subordination Agreement, dated as of February 21, 2003, between Registrant, Texcel Services, Inc., Gary E. Kane and Greenfield Commercial Credit, L.L.C.*
10.60	Promissory Note, dated as of January 1, 2003, made by Registrant to the order of Gary E. Kane*
21.0	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of Weaver and Tidwell, LLP*
99.1	Excerpt from Item 1, Part II of our Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 14, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)

(b)	Reports on Form 8-K
Our Form 8-K dated December 24, 2002, was filed with the Securities and Exchange Commission, to disclose the sale of Mountain and the closing of the Greenfield Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Corporate Resources, Inc. Registrant
Date: March 28, 2003	By:	/S/ J. Michael Moore J. Michael Moore Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	By:	/S/ J. Michael Moore J. Michael Moore Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2003	By:	/S/ Douglas G. Furra Douglas G. Furra Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2003	By:	/S/ W. Brown Glenn, Jr. W. Brown Glenn, Jr. President & Director
Date: March 28, 2003	By:	/S/ Mark E. Cline Mark E. Cline Director
Date: March 28, 2003	By:	/S/ John M. Gilreath John M. Gilreath Director
Date: March 28, 2003	By:	/S/ Samuel E. Hunter Samuel E. Hunter Director

CERTIFICATION

I, J. Michael Moore, certify that:

l. I have reviewed this annual report on Form 10-K of Diversified Corporate Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/S/ J. Michael Moore
J. Michael Moore
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Douglas G. Furra, certify that:

l. I have reviewed this annual report on Form 10-K of Diversified Corporate Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/S/ Douglas G. Furra
Douglas G. Furra
Treasurer and Chief Financial Officer