Form 10-K/A
period 2002-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2003-04-14
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K/A

Amendment No. 1

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

This Amendment No. 1 is being filed to correct typographical errors in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2002. The corrected word and two amounts are shown in bold and appear in (i) the next to last paragraph of Item 1 - Business - Business Strategy for 2003 and Beyond, (ii) the first paragraph of Item 2 - Properties and (iii) the table in Earnings (Loss) Per Share, in Note 1 to the financial statements in Item 8.

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

Management's efforts during 2002, to streamline our business have been materially affected by an acute lack of liquidity. Throughout most of 2002, the Company remained in default of the loan covenants with General Electric Capital Corporation ("GE Capital"), its senior lender, and operated under a series of forbearance agreements, ultimately costing us in excess of $300,000 in extraordinary fees. In October 2002, while we were negotiating with a new lender, GE Capital demanded additional collateral and threatened an acceleration of the credit facility, which would have forced us to seek bankruptcy protection. This result was averted by the efforts of J. Michael Moore ("Moore"), our Chairman of the Board and Chief Executive Officer, who provided a partial guarantee and such additional collateral by pledging personal assets. In December 2002, we were able to replace GE Capital with a new $4 million senior financing facility with Greenfield Commercial Credit, LLC ("Greenfield"). This new financing facility has significantly reduced our overall cost of capital and has provided us with increased credit availability.

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

The Company and its wholly owned subsidiaries currently lease approximately 34,000 square feet in Dallas, Texas; the term of this lease is ten years. We also lease approximately 21,000 square feet in Houston, Texas; 3,200 square feet in Austin, Texas; 3,600 square feet in Kansas City, Missouri; 6,400 square feet in Atlanta, Georgia; 5,200 square feet in Chicago, Illinois; 11,575 square feet in Philadelphia, Pennsylvania; 6,500 square feet in Denver Colorado; 6,300 square feet in Raleigh, North Carolina; and 3,400 square feet in Phoenix, Arizona. Such leases generally range from three to five years. The current cost of all of our office leases is approximately $1.2 million per annum. At this time, we are not occupying the offices in Chicago or Kansas City, and we are attempting to sublease both of these offices.

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

Selected Financial Operating Results for fiscal years ended December 31, 2002 through 1998:
Years Ended December 31,	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Operating results:
Net staffing service revenue	$51,828	$71,593	$81,005	$53,644	$41,566
Gross margin	17,670	28,985	42,123	34,060	28,395
Income (loss) from continuing operations before discontinued operations, income taxes and extraordinary item	(6,001)	(4,872)	2,983	2,222	3,224
Income tax (benefit) expense	(30)	(894)	1,190	855	1,169
Income (loss) from continuing operations	(5,971)	(3,978)	1,793	1,368	2,055
Loss from discontinued operations, net of income tax benefit	-	-	(81)	(1,305)	(477)
Net income (loss)	$ (5,971)	$ (3,978)	$ 1,712	$ 63	$ 1,578

Earnings per common share:
Income (loss) from continuing operations before discontinued operations and extraordinary item:
Basic	$ (2.12)	$ (1.41)	$ 0.64	$ 0.49	$ 0.75
Diluted	$ (2.12)	$ (1.41)	$ 0.64	$ 0.49	$ 0.72
Loss from discontinued operations:
Basic	-	-	$ (0.03)	$ (0.47)	$ (0.18)
Diluted	-	-	$ (0.03)	$ (0.47)	$ (0.17)
Extraordinary item:
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Net income (loss):
Basic	$ (2.12)	$ (1.41)	$ 0.61	$ 0.02	$ 0.57
Diluted	$ (2.12)	$ (1.41)	$ 0.61	$ 0.02	$ 0.55
Weighted average common shares:
Basic	2,810	2,813	2,791	2,760	2,752
Diluted	2,810	2,813	2,796	2,778	2,858

Financial Position:
Working capital (deficit)	$ (3,108)	$ (2,519)	$ 8,410	$ 4,112	$ 6,468
Total assets	15,545	23,213	31,811	22,548	18,442
Short-term debt and current maturities	4,808	6,488	1,449	2,714	709
Long-term debt	158	424	7,855	1,591	1,203
Stockholders' equity	5,147	10,981	14,829	12,928	12,617

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

[letterhead of Weaver and Tidwell]

Weaver
and
Tidwell
L.L.P.

Certified Public
Accountants
and Consultants

Dallas

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

/S/ WEAVER AND TIDWELL, L.L.P.

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

Following is a reconciliation of the weighted average number of shares outstanding during the year for basic and diluted EPS:

(In Thousands Except Per Share Data)	2002	2001	2000

Basic	2,810	2,813	2,791
Net effect of dilutive stock options	-	-	6

Diluted	2,810	2,813	2,797

Options and warrants not considered because effects of inclusion would be anti-dilutive	4,496	1,621	577

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

Net service revenues from one customer represented approximately 23% of total staffing services revenues in 2002. Net service revenues from another customer represented approximately 13% and 12% of total staffing services revenues in 2001 and 2000, respectively. Accounts receivable from one customer represented approximately 14% of total accounts receivable at December 31, 2002. Accounts receivable from two customers represented approximately 17% and 11%, respectively, of total accounts receivable at December 31, 2001.

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

In January 1999, we entered into (a) a note purchase agreement (the "Agreement") with Compass Bank (the "Bank"), and DCRI LP No. 2, Inc., a Texas corporation (the "Borrower"), which is principally owned by Mr. Moore, pursuant to which we agreed to purchase from the Bank, in the event of a default by the Borrower and Mr. Moore (as guarantor), the following: (i) two promissory notes (collectively the "Notes") executed by the Borrower payable to the Bank in the principal amount of $500,000 and (ii) all instruments collateralizing repayment of the Notes, including without limitation, a pledge agreement related to 168,500 shares of our common stock which are owned by the Borrower as collateral for the Notes, and (b) a bank transaction agreement (the "Related Agreement") with the Borrower and Mr. Moore, which obligated the Borrower and/ or Mr. Moore to (i) pledge to our Company an additional 50,000 shares (subsequently reduced to 25 shares) of the common stock to collateralize our Company under the terms of both the Agreement and the Related Agreement, (ii) pay our Company for entering into the Agreement by conveying to our Company 5,000 shares of common stock which are owned by the Borrower, and (iii) waive the right of Mr. Moore to exercise options to purchase, at $2.50 per share, 5,000 shares of common stock pursuant to options previously granted to Mr. Moore by our Company. See Footnote No. 2, "Liquidity and Management Plans" for the current status of these Notes. The proceeds from the loans evidenced by the Notes have been partially advanced by the Bank and have been used in part to fund Mr. Moore's purchase, at $2.50 per share (for an aggregate amount of $181,000), of 72,500 shares of common stock pursuant to exercising stock options previously granted to him by our Company. The aforementioned transactions have been approved by both the Board of Directors and the Audit Committee of the Board of Directors of our Company. In connection with the exercise of the options, we loaned Mr. Moore approximately $23,000 to cover his income tax liability associated with this transaction. Such amounts are classified as receivable from related parties and have been deducted from stockholders' equity.

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

[LETTERHEAD OF Weaver and Tidwell]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors

Diversified Corporate Resources, Inc.:

Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002 and for the two years then ended, which contains an explanatory paragraph on the Company's ability to continue as a going concern, is included on page F-2. In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule for the two years ended December 31, 2002 on page F-25.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/S/ WEAVER AND TIDWELL, L.L.P.

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

/S/ PricewaterhouseCoopers LLP

March 30, 2001

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts for the Three Years Ended December 31, 2002, 2001 and 2000

	Balance at Beginning Of Period	Balance Acquired Through Acquisitions	Provisions Charged to Costs & Expenses	Provisions Charged to Revenues (1)	Deductions	Balance at End of Period

For the Year Ended December 31, 2000:
Trade accounts receivable allowances	$ 1,005,000	$ 8,000	$ 567,000	$ 3,930,000	$ 4,192,000	$ 1,318,000
Reserve for estimated losses from discontinued operations	$ 450,000	$ -	$ 135,000	$ -	$ 270,000	$ 315,000
For the Year Ended December 31, 2001:
Trade accounts receivable allowances	$ 1,318,000	$ -	$ 138,000	$1,829,000	$ 2,945,000	$ 340,000
Reserve for estimated losses from discontinued operations	$ 315,000	$ -	$ -	$ -	$ 315,000	$ -
Valuation allowance for net deferred tax asset	$ -	$ -	$ 750,000	$ -	$ -	$ 750,000
For the Year Ended December 31, 2002:
Trade accounts receivable allowances	$ 340,000	$ -	$ 97,000	$1,168,000	$ 1,299,000	$ 306,000
Valuation allowance for net deferred tax asset	$ 750,000	$ -	$ 1,834,000	$ -	$ -	$ 2,584,000

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
	Three Months ended (unaudited)
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Net service revenues	$ 19,931	$ 19,816	$ 17,654	$ 14,192	$ 12,734	$ 13,357	$ 12,534	$ 13,203
Direct cost of services	10,758	11,459	11,238	9,153	8,073	8,255	8,216	9,614
Gross margin	9,173	8,357	6,416	5,039	4,661	5,102	4,318	3,589
Operating expenses:
Variable selling expenses	4,921	4,292	3,083	2,690	2,398	2,440	2,307	1,764
Selling, general & administrative expenses	4,105	3,813	3,788	3,337	2,590	2,557	1,972	2,574
Restructuring and severance expenses	439	-	-	352	-	53	25	314
Depreciation and amortization Expense	483	481	474	480	286	285	291	277
Operating income (loss)	(775)	(229)	(929)	(1,820)	(613)	(233)	(277)	(1,340)
Interest and other expenses	185	176	290	468	247	278	273	2,740
Income (loss) from continuing operations before income tax	(960)	(405)	(1,219)	(2,288)	(860)	(511)	(550)	(4,080)
Income tax (benefit) expense	(378)	(154)	(466)	104	(206)	-	-	176
Net income (loss)	$ (582)	$ (251)	$ (753)	$ (2,392)	$ (654)	$ (511)	$ (550)	$ (4,256)
Basic earnings per share:
Net income (loss)	(0.21)	(0.09)	(0.27)	(0.85)	(0.31)	(0.18)	(0.20)	(1.52)
Diluted earnings per share:
Net income (loss)	(0.21)	(0.09)	(0.27)	(0.85)	(0.31)	(0.18)	(0.20)	(1.52)
Weighted average shares outstanding:
Basic	2,816	2,812	2,812	2,813	2,813	2,812	2,812	2,805
Diluted	2,816	2,812	2,812	2,813	2,813	2,812	2,812	2,805
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
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

(* Filed as an exhibit to our Annual Report on From 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.)

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

Diversified Corporate Resources, Inc. Registrant
Date: April 8, 2003	By:	/S/ J. Michael Moore J. Michael Moore Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2003	By:	/S/ J. Michael Moore J. Michael Moore Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: April 8, 2003	By:	/S/ Douglas G. Furra Douglas G. Furra Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: April 8, 2003	By:	/S/ W. Brown Glenn, Jr. W. Brown Glenn, Jr. President & Director
Date: April 8, 2003	By:	/S/ Mark E. Cline Mark E. Cline Director
Date: April 8, 2003	By:	/S/ John M. Gilreath John M. Gilreath Director
Date: April 8, 2003	By:	/S/ Samuel E. Hunter Samuel E. Hunter Director

CERTIFICATIONS

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

CERTIFICATIONS

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