Form 10-Q
period 2003-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2003-05-15
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State or other jurisdiction of incorporation or organization)	75-1565578 (IRS Employer Identification No.)

10670 NORTH CENTRAL EXPRESSWAY
SUITE 600
DALLAS, TEXAS 75231
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 458-8500

Former name, former address and former fiscal year if changed since last report:

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of common stock of the registrant outstanding on May 14, 2003 was 2,734,865.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	(Unaudited) March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$15	$170
Trade accounts receivable, less allowance for doubtful accounts of approximately $230 and $306, respectively	6,106	6,423
Prepaid expenses and other current assets	131	92
Total current assets	6,252	6,685
Property and equipment, net	1,304	1,562
Other assets:
Intangibles, net	6,681	6,681
Receivables from related parties	381	378
Other	229	239
	$14,847	$15,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$4,605	$4,673
Obligations not liquidated because of outstanding checks	785	312
Borrowings under revolving credit agreement	3,011	3,768
Current maturities of capital lease obligations	93	122
Current maturities of long-term debt	1,079	918
Total current liabilities	9,573	9,793
Deferred lease rents	538	447
Long-term debt, net of current maturities	-	158
Total liabilities	10,111	10,398

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	-	-
Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued	340	340
Additional paid-in capital	12,939	12,939
Retained earnings (deficit)	(6,648)	(6,237)
Common stock held in treasury (663 shares), at cost	(1,657)	(1,657)
Receivables from related parties	(238)	(238)
Total stockholders' equity	4,736	5,147
	$14,847	$15,545

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Per Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net service revenue:
Permanent placement	$2,049	$2,886
Contract placement and specialty services	10,037	9,848
	12,086	12,734

Direct cost of contract placement and specialty services	8,213	8,073

Gross margin	3,873	4,661

Operating expenses:
Variable selling expenses	1,886	2,398
Selling, general and administrative expenses	1,936	2,590
Depreciation and amortization expense	261	286
	4,083	5,274
Other income and (expense) items:
Interest expense, net	(176)	(247)
Loss on sale of assets	(25)	-

	(201)	(247)

Income (loss) before income taxes	(411)	(860)
Income tax expense / (benefit)	-	(206)
Net income / (loss)	$(411)	$(654)

Basic and diluted earnings (loss) per share	$(0.15)	$(0.23)

Weighted average common shares outstanding	2,735	2,813

Weighted average common and common equivalent shares outstanding	2,735	2,813

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flow from operating activities:
Net income / (loss)	$(411)	$(654)
Adjustments to reconcile net income / (loss) to cash provided by operating activities:
Depreciation and amortization	261	286
Provision for allowances	(76)	13
Loss on disposal of assets	25	-
Accretion of interest on deferred payment obligations	3	69
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	393	357
Federal income taxes receivable	-	571
Deferred lease rents	91	142
Prepaid expenses and other assets	(32)	(160)
Trade accounts payable and accrued expenses	(68)	204

Cash provided by operating activities	186	828

Cash flows from investing activities:
Capital expenditures	(28)	(43)
Repayment from related parties	-	50
Cash provided by (used in) investing activities	(28)	7

Cash flows from financing activities:
Obligations not liquidated because of outstanding checks	473	37
Net short term borrowings	(757)	(873)
Principal payments under capital lease obligations	(29)	(23)
Cash used in financing activities	(313)	(859)

Change in cash and cash equivalents	(155)	(24)
Cash and cash equivalents at beginning of year	170	159
Cash and cash equivalents at end of period	$15	$135

See notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three months ended March 31, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Stock Based Compensation

We account for Stock Based Compensation to employees and directors under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations rather than the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". No stock-based employee compensation expense for stock options was reflected in net income (loss) for the quarters ended March 31, 2003 and 2002, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings (loss) per share as if the fair value method had been applied to all outstanding options:

(In Thousands Except Per Share Data)	2003		2002
	As Reported	Pro forma	As Reported	Pro forma
SFAS 123 compensation cost, net of income tax	$ -	$ 62	$ -	$ 59
APB 25 compensation cost, net of income tax	-	-	-	-
Net income (loss)	(411)	(473)	(654)	(713)
Basic and diluted earnings (loss) per share:	$ (0.15)	$ (0.17)	$ (0.23)	$ (0.25)

2. Earnings Per (Loss) Share

Basic earnings per share ("EPS") was determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:
(In Thousands except Per Share Data)	For the Three Months Ended March 31,
	2003	2002
Basic	2,735	2,813
Net effect of dilutive stock options	-	-
Diluted	2,735	2,813
Total options and warrants outstanding	4,496	1,621
Options and warrants not considered because effects of inclusion would be anti-dilutive	4,496	1,621

3. Liquidity and Management Plans

On December 24, 2002, we entered into a secured line of credit agreement with Greenfield Commercial Credit, LLC (the "Greenfield Facility"), and, in the process, repaid in full the amounts owed under the credit facility with General Electric Capital Corporation (the "GE Facility"). The Greenfield Facility is for a one-year term, pursuant to which the Company has the right to borrow up to $4.0 million. All of the assets of the Company and its subsidiaries are pledged to secure this debt obligation, and most of these subsidiaries have guaranteed the repayment of the Company's obligations thereunder. Under the terms and conditions of the Greenfield Facility, all cash receipts deposited in our lock boxes are swept by the lender daily. This procedure, combined with the Company's policy of maintaining zero balance operating accounts, results in our reporting a balance of "obligations not liquidated because of outstanding checks" in the accompanying consolidated balance sheets.

Under the terms of the Greenfield Facility, outstanding loan balances bear interest at the lender's index rate plus 8%, and interest is payable monthly. For the three months ended March 31, 2003, the weighted average interest rate on the borrowings under the facility was 13.0%; the interest rate at March 31, 2003 was 13.8%. As of March 31, 2003, the amounts outstanding under the revolving line of credit amounted to $3,011,000 and the net borrowing availability was $4,000.

In connection with the Greenfield Facility, J. Michael Moore, our CEO and Chairman ("Moore") executed a Validity Guaranty (the "JMM Guaranty"). The JMM Guaranty basically obligates Moore to repay the Greenfield loan in the event and to the extent that the Company engages in any inappropriate activities related to the Greenfield Facility. As the result of Moore executing the JMM Guaranty, our Board of Directors has previously indicated that it is their intent to indemnify Moore against actions taken by others in the organization with which he had no knowledge.

At various times in 2002 and to date in 2003, we were or have been in default of our obligations to make debt payments with respect to our acquisition debt, i.e. obligations to the former owners of Datatek and Texcel. As of the date of this report, we are not in default with respect to any of the amounts payable to the former owners of Datatek and Texcel. We owe approximately $330,000 to the former owners of Datatek and approximately $743,000 (plus accrued and unpaid interest) to the former owners of Texcel.

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the "Bank"), DCRI L.P. No. 2, Inc. ("L.P. No. 2"), an entity controlled by Moore, and Moore, the Company is obligated to purchase from the Bank two promissory notes (the "Notes") issued to the Bank by LP No.2. We have been notified that an entity affiliated with Moore has entered into a purchase agreement with the Bank that, upon its consummation, will eliminate the Company's obligation to the Bank. As of November 13, 2002, when L.P. No. 2 filed for bankruptcy protection, the amount payable to the Bank pursuant to the Notes was approximately $270,000. The Notes are secured by 168,500 shares of the Company's common stock pledged to the Bank by L.P. No. 2 and Moore. Based on the market price of the Company's common stock on November 13, 2002, the unsecured balance of the liability to the Bank by all parties involved was approximately $252,000. The Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement. As the Notes are guaranteed by Moore, we believe, based upon financial information provided by Moore, that Moore has the financial ability to satisfy the Notes.

Availability of credit under our only source of liquidity, the Greenfield Facility, is contingent on our success in generating eligible accounts receivable from operations. Consequently, a temporary contraction in revenue (and thus eligible accounts receivable) or an unfavorable outcome of litigation could cause us to default with respect to our acquisition debt and, generally, materially affect our cash flow and ability to stay in business. This factor, among others, indicates that the Company may be unable to continue as a going concern.

We are, of course, continuing to evaluate various financing and restructuring strategies designed to expand our sources of liquidity, and to maximize shareholder value. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

4. Income Taxes

The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:
(In Thousands except Per Share Data)	For the Three Months Ended March 31,
	2003		2002
Tax provision (benefit) at statutory rate for continuing operations		$(144)	$(301)
Increase in valuation allowance for deferred taxes		144	95
	$	---	$(206)

As of March 31, 2003, we have a federal net operating loss carryforward of approximately $7.4 million, which if unused, expires in 2021. In addition, we have various state net operating loss carryforwards totaling approximately $10.4 million as of March 31, 2003, which, if unused, expire in varying amounts over the next 20 years.

As of March 31, 2003, because of the factors discussed in Footnote No. 3, "Liquidity and Management Plans," we recorded a net valuation allowance of $2.7 million against the entire amount of the net deferred tax asset.

5. Contingencies

In 1996, Ditto Properties Company ("DPC") filed suit against L.P. No. 2. Moore and the Company were also initially named as garnishees in this lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of this litigation, Moore was added as a defendant in such proceedings and F. Scott Otey and Jeffery Loadman intervened as parties to the litigation. On April 12, 2001, DPC and Donald R. Ditto Sr. filed an amended petition in the Ditto Litigation and named the Company as a defendant in such lawsuit. The venue for the Ditto Litigation is the District Court of Dallas County, Texas, 298th Judicial District (the "Court"). The relief sought by the plaintiffs include, among other things, ownership of the LP Shares, at least $6.5 million in compensatory damages and at least $26.1 million in punitive and exemplary damages. As of the date of this report, no amount of loss reserves has been established by the Company in connection with the Ditto Litigation because management does not believe that the likely result of the litigation will adversely impact our financial position or results of operation.

In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in 2001, the Company retained counsel separate from Moore and (a) approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore and L.P. No. 2 in the Ditto Litigation; (b) entered into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) amended the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the State of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001, and in which such persons are involved in connection with performing their duties as officers or directors of the Company. Through March 31, 2003, the Company has expended approximately $200,000 as part of the aforesaid $250,000 to be paid to or for the benefit of Moore.

We are also involved in certain other litigation and disputes not noted. With respect to these matters, management believes the claims against us are without merit and has concluded that their ultimate resolution will not have a material effect on our consolidated financial position or results of operations.

6. Significant Accounting Policies

Revenue Recognition and Cost of Services

Fees from permanent personnel placement are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from contract and specialty staffing are recognized upon performance of services. Direct costs of contract and specialty staffing consists of direct wages and related payroll taxes paid to non-permanent personnel.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

Service Revenue Summary:
(in millions)	For the Three Months Ended March 31,		Increase / (decrease)
	2003	2002	2003 vs. 2002
Permanent placement	$2.1	$2.9	$(0.8)
Contract and specialty staffing	10.0	9.8	0.2
Net revenue	$12.1	$12.7	$(0.6)

For the quarter ended March 31, 2003, overall net revenue decreased $0.6 million, or 5%, to $12.1 million as compared to $12.7 million for the previous year period. As noted in the table above, revenue derived from contract and specialty staffing increased $0.2 million, or 2%, as an increase in revenues from our Datatek operations exceeded the decrease of $2.4 million, resulting from the sale of our Mountain division in December 2002. Permanent placement revenue decreased $0.8 million, or 29%, as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract and specialty staffing comprised 83% of total revenue for the quarter ended March 31, 2003, as compared to 77% of total revenue in the previous year period.

During the quarter ended March 31, 2003, we continued the process of exiting the Telecommunications core industry vertical and increasing revenue from the Biological Technologies/Pharmacies and Healthcare core industry vertical. Following is a breakdown of the relative percentage contributions to our gross revenue for the quarter ended March 31, 2003 of each of the three solutions within each of the four core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General Engineering & Technology	33.0%	17.7%	0.0%
Information Technology	58.2%	82.0%	94.9%
Bio/Pharm/Healthcare	8.8%	0.3%	0.0%
Telecommunications	0.0%	0.0%	5.1%
Total	100.0%	100.0%	100.0%

For the quarter ended March 31, 2003, our total gross margin decreased by $0.8 million, or 17%, to $3.9 million as compared to $4.7 million in the previous year period. The decline in permanent placement revenues accounted for all of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue, declined to 32%, as compared with 37% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty staffing, the gross margin derived therefrom for the quarter ended March 31, 2003 was 18%, the same as in the previous year period.

Operating expenses amounted to $4.1 million for the quarter ended March 31, 2003, a decrease of $1.2 million, or 23%, as compared to the previous year period. Included in operating expenses for the quarter ended March 31, 2003 was $1.9 million of variable sales expenses, which were down $0.5 million as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placement. In addition, for the quarter ended March 31, 2003, general and administrative expenses amounted to $1.9 million, a decline of $0.7 million, or 25%, as compared to the previous year period. Business initiatives implemented throughout 2002, including a review of our business processes, organizational structure and the level of permanent workforce, accounted for the decrease in general and administrative expenses.

For the quarter ended March 31, 2003, net interest expense was $176,000, as compared to $247,000 in the previous year period. The decrease was due to the absence, in 2003, of forbearance fees being charged to the Company in 2002 by its previous lender. Depreciation expense amounted to $0.3 million in both the current and the previous year period.

For the quarter ended March 31, 2003, as a result of an increase to our deferred tax valuation allowance, we reported no income tax benefit. As a result of the finalization of the 2001 Federal Income Tax Return and the associated 1996 through 2000 Amended Federal Income Tax Returns, the Company recorded an income tax benefit of $0.2 million for the quarter ended March 31, 2002.

Overall, we reported a $0.4 million net loss for the quarter ended March 31, 2003, as compared to a net loss of $0.7 million for the previous year period.

As a result of the significant decrease in variable selling, selling and general and administrative expenses, we realized, for the quarter ended March 31, 2003, a net profit before interest, taxes and depreciation and amortization, (i.e. a positive EBITDA), of $51,000, compared to a net loss before such items (i.e. a negative EBITDA) of $327,000 for the quarter ended March 31, 2002. Following is a reconciliation of net loss to EBITDA for the quarters ended March 31, 2003 and 2002:
(in thousands)	For the Three Months Ended March 31,		Increase / (decrease)
	2003	2002	2003 vs. 2002
Net loss	$ (411)	$ (654)	$ 243
Income tax (benefit)	-	(206)	206
Depreciation and amortization expense	261	286	(25)
Interest expense, net	176	247	(71)
Loss on sale of assets	25	-	25
Earnings (loss) before interest, taxes, depreciation and amortization	$ 51	$ (327)	$ 378

Management believes that the above presentation of EBITDA shows that efforts to streamline our business by exiting a less than promising core industry vertical, obtaining less expensive debt financing and cutting other costs can cause a dramatic turnaround in operating results. The presentation of EBITDA also permits the investors to compare a peer goup's core operations without regard to differences in capital costs, income tax status or non-cash items. Presentation of the EBITDA should, therefore, provide useful information to investors in their evaluation of management's future efforts to streamline the core operations of the Company.

Liquidity and Capital Resources

For the quarter ended March 31, 2003, cash provided by operating activities was approximately $0.2 million, principally from the collection of receivables. Substantially all of such cash was used to repay borrowings under the Greenfield Facility.

As discussed in Item 1 above, the Greenfield Facility is our sole source of liquidity, with our borrowing capacity thereunder at any given time depending on the amount of eligible accounts receivable. Management is continuing in its efforts to increase the gross margin, in spite of the relative growth in revenue of the lower margin contract and special staffing as a percentage of total revenues, and decrease operating expenses, i.e. to utilize this source of liquidity as efficiently as possible and survive in these difficult times for our industry. The risk remains, however, that management's efforts may not be sufficient to offset the impact of a temporary contraction in revenue or an unfavorable outcome of litigation and we might be unable to continue as a going concern.

We are, of course, continuing to evaluate various financing strategies, including an injection of equity capital which should strengthen our balance sheet and enlarge our borrowing capacity. We can provide no assurance that our efforts in this regard will be successful or that our cash flow and liquidity will improve.

Inflation has not had a significant effect on our operating results.

Actual Results May Differ From Forward Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, projections or expectations of future financial or economic performance of the Company, and statements of our plans and objectives for future operations are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and involve a number of risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such "forward-looking" statements. Important factors (the "Cautionary Disclosures") that could result in such differences include: general economic conditions in our markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; our ability to successfully integrate acquisitions or joint ventures with our operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by us; our ability to implement our business strategies and to manage our growth; the level of development revenues and expenses; the level of litigation expenses; our ability to effectively implement an e-commerce strategy; and other factors that affect businesses generally. Subsequent written and oral "forward-looking" statements attributable to us, or persons acting on our behalf, are expressly qualified by the Cautionary Disclosures.

ITEM 3. Quantative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments, as well as interest expense on line of credit borrowings. Assuming that interest rates increase by 200 basis points (2%) above the interest rates at March 31, 2003, on an annualized basis interest over expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $3.0 million at March 31, 2003.

ITEM 4. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than litigation previously reported, in which there have not been any material developments during the quarter ended March 31, 2003, the Company is not involved in any litigation which is not ordinary nature litigation incidental to our business.

ITEM 2. Changes in Securities and Use of Proceeds

Not Applicable.

ITEM 3. Defaults on Senior Securities

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5. Other Information

On February 19, 2003, John M. Gilreath was elected by our Board of Directors, pursuant to the Bylaws of the Company, to fill a vacancy on the Board. Mr. Gilreath has been appointed as Chairman of the Audit Committee of the Board and has been determined by the Board to qualify as a "financial expert" as defined in the Sarbanes-Oxley Act of 2002. As provided in the Bylaws, Mr. Gilreath will serve as a director until a successor is elected and qualified. He is standing for election at the Annual Meeting of shareholders scheduled for June 6, 2003; biographical information about Mr. Gilreath is included in the Proxy Statement for such meeting.

On March 7, 2003, W. Brown Glenn, Jr. was named President of the Company. Mr. Glenn, 49, has been a director of the Company since August 15, 2002. From March 2000, through June 2002, Mr. Glenn served as a Managing Director of Allegiance Capital Corporation and from August 1997 to August 1999, he served as Chief Financial Officer of ErgoBilt, Inc., a Dallas-based diversified manufacturing concern.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

99.1. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

B. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Diversified Corporate Resources, Inc. Registrant
	By:	/S/ J. Michael Moore J. Michael Moore Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2003	By:	/S/ Douglas G. Furra Douglas G. Furra Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, J. Michael Moore, certify that:

l. I have reviewed this quarterly report on Form 10-Q of Diversified Corporate Resources, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003.

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003.

/S/ Douglas G. Furra
Douglas G. Furra
Treasurer and Chief Financial Officer