Form 10-Q
period 2003-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2003-08-14
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Number of shares of common stock of the registrant outstanding on August 14, 2003 was 3,034,865.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	(Unaudited) June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$-	$170
Trade accounts receivable, less allowance for doubtful accounts of approximately $243 and $306, respectively	7,309	6,423
Prepaid expenses and other current assets	136	92
Total current assets	7,445	6,685
Property and equipment, net	1,111	1,562
Other assets:
Intangibles, net	6,681	6,681
Receivables from related parties	384	378
Other	224	239
	$15,845	$15,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$4,966	$4,673
Obligations not liquidated because of outstanding checks	964	312
Borrowings under revolving credit agreement	4,011	3,768
Current maturities of capital lease obligations	79	122
Current maturities of long-term debt	1,042	918
Total current liabilities	11,062	9,793
Deferred lease rents	539	447
Long-term debt, net of current maturities	-	158
Total liabilities	11,601	10,398

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	-	-
Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued	340	340
Additional paid-in capital	12,939	12,939
Retained earnings (deficit)	(7,890)	(6,237)
Common stock held in treasury (363 and 663 shares respectively), at cost	(907)	(1,657)
Receivables from related parties	(238)	(238)
Total stockholders' equity	4,244	5,147
	$15,845	$15,545

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Per Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net service revenue:
Permanent placement	$2,173	$3,262	4,222	$6,148
Contract placement and specialty services	10,670	10,095	20,707	19,943
	12,843	13,357	24,929	26,091

Direct cost of contract placement and specialty services	8,661	8,255	16,874	16,328

Gross margin	4,182	5,102	8,055	9,763

Operating expenses:
Variable selling expenses	2,178	2,440	4,064	4,838
Selling, general and administrative expenses	2,094	2,557	4,030	5,147
Severance expense	-	53	-	53
Depreciation and amortization expense	241	285	502	571
	4,513	5,335	8,596	10,609
Other income and (expense) items:
Interest expense, net	(251)	(285)	(427)	(532)
Loss on sale of assets	-	-	(25)	-
Other, net	-	7	-	7
	(251)	(278)	(452)	(525)

Loss before income taxes	(582)	(511)	(993)	(1,371)
Income tax expense / (benefit)	-	-	-	(206)
Net loss	$(582)	$(511)	$(993)	$(1,165)

Basic and diluted loss per share	$(0.21)	$(0.18)	$(0.36)	$(0.41)

Weighted average common shares outstanding	2,835	2,812	2,785	2,812

Weighted average common and common equivalent shares outstanding	2,835	2,812	2,785	2,812

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flow from operating activities:
Net loss	$(993)	$(1,165)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	502	571
Provision for allowances	(63)	21
Loss on disposal of assets	25	-
Accretion of interest on deferred payment obligations	6	34
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(823)	499
Federal income taxes receivable	-	571
Deferred lease rents	92	284
Prepaid expenses and other assets	(35)	(58)
Trade accounts payable and accrued expenses	293	93

Cash provided by (used in) operating activities	(996)	850

Cash flows from investing activities:
Capital expenditures	(76)	(70)
Repayment from related parties	-	50
Cash provided by (used in) investing activities	(76)	(20)

Cash flows from financing activities:
Obligations not liquidated because of outstanding checks	652	(47)
Warrants exercised	90	-
Advances on long-term line of credit borrowings	-	28,005
Repayments of long-term line of credit borrowings	-	(28,583)
Net short term borrowings	243	-
Principal payments under long-term debt obligations	(40)	(125)
Principal payments under capital lease obligations	(43)	(48)
Cash provided by (used in) financing activities	902	(798)

Change in cash and cash equivalents	(170)	32
Cash and cash equivalents at beginning of year	170	159
Cash and cash equivalents at end of period	$-	$191

See notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the operations of Diversified Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company", "our", "we", or "us"). The financial information for the three and six months ended June 30, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Stock Based Compensation

We account for Stock Based Compensation to employees and directors under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations rather than the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". No stock-based employee compensation expense for stock options was reflected in net income (loss) for the three and six months ended June 30, 2003 and 2002, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following tables illustrate the effect on net income and earnings (loss) per share as if the fair value method had been applied to all outstanding options:

(In Thousands Except Per Share Data)	For the Three Months Ended June 30, 2003		For the Three Months Ended June 30, 2002
	As Reported	Pro forma	As Reported	Pro forma
SFAS 123 compensation cost, net of income tax	$ -	$ 67	$ -	$ 59
APB 25 compensation cost, net of income tax	-	-	-	-
Net income (loss)	(582)	(649)	(511)	(570)
Basic and diluted earnings (loss) per share:	$ (0.21)	$ (0.23)	$ (0.18)	$ (0.20)

(In Thousands Except Per Share Data)	For the Six Months Ended June 30, 2003		For the Six Months Ended June 30, 2002
	As Reported	Pro forma	As Reported	Pro forma
SFAS 123 compensation cost, net of income tax	$ -	$ 129	$ -	$ 118
APB 25 compensation cost, net of income tax	-	-	-	-
Net income (loss)	(993)	(1,122)	(1,165)	(1,283)
Basic and diluted earnings (loss) per share:	$ (0.36)	$ (0.40)	$ (0.41)	$ (0.46)

2. Earnings (Loss) Per Share

Basic earnings per share ("EPS") was determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS:
(In Thousands except Per Share Data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Basic	2,835	2,812	2,785	2,812
Net effect of dilutive stock options	-	-	-	-
Diluted	2,835	2,812	2,785	2,812
Total options and warrants outstanding	4,297	1,621	4,297	1,621
Options and warrants not considered because effects of inclusion would be anti-dilutive	4,297	1,621	4,297	1,621

3. Liquidity and Management Plans

On December 24, 2002, we entered into a secured line of credit agreement with Greenfield Commercial Credit, LLC (the "Greenfield Facility"), and, in the process, repaid in full the amounts owed under the credit facility with General Electric Capital Corporation (the "GE Facility"). The Greenfield Facility is for a one-year term, pursuant to which the Company has the right to borrow up to $5.0 million. All of the assets of the Company and its subsidiaries are pledged to secure this debt obligation, and most of these subsidiaries have guaranteed the repayment of the Company's obligations thereunder. Under the terms and conditions of the Greenfield Facility, all cash receipts deposited in our lock boxes are swept by the lender daily. This procedure, combined with the Company's policy of maintaining zero balance operating accounts, results in our reporting a balance of "obligations not liquidated because of outstanding checks" in the accompanying consolidated balance sheets.

Under the terms of the Greenfield Facility, outstanding loan balances bear interest at the lender's index rate plus 8%, and interest is payable monthly. For the three months ended June 30, 2003, the weighted average interest rate on the borrowings under the facility was 13.4%; the interest rate at June 30, 2003 was 13.2%. As of June 30, 2003, the amounts outstanding under the revolving line of credit amounted to $4,011,000 and there was no net borrowing availability.

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

At various times in 2002 and in the first quarter of 2003, we were in default of our obligations to make debt payments with respect to our acquisition debt, i.e. obligations to the former owners of Datatek and Texcel. As of the date of this report, we are not in default with respect to any of the amounts payable to the former owners of Datatek and Texcel. We owe approximately $301,000 to the former owners of Datatek and approximately $741,000 (plus accrued and unpaid interest) to the former owners of Texcel.

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

Availability of credit under our only source of liquidity, the Greenfield Facility, is contingent on our success in generating eligible receivables from operations. Consequently, a temporary contraction in revenue (and thus eligible accounts receivable) or an unfavorable outcome of litigation could materially affect our cash flow and ability to stay in business. This factor, among others, indicates that the Company may be unable to continue as a going concern.

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

4. Income Taxes

The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows:
(In Thousands except Per Share Data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Tax provision (benefit) at statutory rate for continuing operations	$(204)	$(179)	$(348)	$(480)
Increase in valuation allowance for deferred taxes	204	179	348	274
	-	-	-	(206)

As of June 30, 2003, we have a federal net operating loss carryforward of approximately $9.2 million, which if unused, expires in 2021. In addition, we have various state net operating loss carryforwards totaling approximately $12.7 million as of June 30, 2003, which, if unused, expire in varying amounts over the next 20 years.

As of June 30, 2003, because of the factors discussed in Footnote No. 3, "Liquidity and Management Plans," we recorded a net valuation allowance of $3.6 million against the entire amount of the net deferred tax asset.

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

In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in 2001, the Company retained counsel separate from Moore and (a) approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore and L.P. No. 2 in the Ditto Litigation; (b) entered into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) amended the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the State of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001, and in which such persons are involved in connection with performing their duties as officers or directors of the Company. Through June 30, 2003, the Company has expended approximately $200,000 as part of the aforesaid $250,000 to be paid to or for the benefit of Moore.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide contract staffing , specialty/temporary, and permanent placement staffing solutions through three core verticals: General Engineering & Technology, Information Technology, and Biological Technologies /Pharmacies & Healthcare. A fourth vertical, Telecommunications, has been combined with Information Technology for reporting purposes as we decided in 2002 to wind down our exposure to Telecommunications due to the dramatic slowdown in the Telecommunications industry. During the quarter ended June 30, 2003 the relative percentage contribution to our gross revenue by Telecommunications has declined to less than 5%, all in contract staffing.

Contract and specialty/temporary personnel placed by us are our employees, and we are responsible for employee related expenses, including workers compensation, unemployment insurance, Medicare and Social Security taxes and general payroll expenses. We offer health, dental, 401(k), disability and life insurance to eligible billable employees. Staffing and consulting companies, such as DCRI, typically pay their billable employees for their services before receiving payment from customers. This often results in significant outstanding receivables. To the extent we grow, these receivables will increase, requiring additional borrowing availability under our credit facility to fund current operations.

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

Service Revenue Summary:
(in millions)	For the Three Months Ended		Increase / (decrease)
	June 30,
	2003	2002	2003 vs. 2002
Permanent placement	$2.1	$3.3	$(1.2)
Contract and specialty staffing	10.7	10.1	0.6
Net revenue	$12.8	$13.4	$(0.6)

For the quarter ended June 30, 2003, overall net revenue decreased $0.6 million, or 4%, to $12.8 million as compared to $13.4 million for the previous year period. As noted in the table above, revenue derived from contract and specialty staffing increased $0.6 million, or 6%, as an increase in revenues from our Datatek operations exceeded the decrease of $2.2 million, resulting from the sale of our Mountain division in December 2002. Permanent placement revenue decreased $1.2 million, or 36%, as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract and specialty staffing comprised 84% of total revenue for the quarter ended June 30, 2003, as compared to 75% of total revenue in the previous year period.

During the quarter ended June 30, 2003, we continued the process of exiting the Telecommunications core industry vertical and increasing revenue from the Biological Technologies/Pharmacies and Healthcare core industry vertical. Following is a breakdown of the relative percentage contributions to our gross revenue for the quarter ended June 30, 2003 of each of the three solutions within each of the three core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General Engineering & Technology	27.7%	2.2%	0.0%
Information Technology	61.5%	81.7%	100%
Bio/Pharm/Healthcare	10.8%	16.1%	0.0%
Total	100%	100%	100%

For the quarter ended June 30, 2003, our total gross margin decreased by $0.9 million, or 18%, to $4.2 million as compared to $5.1 million in the previous year period, reflecting management's stated commitment to increasing the mix of somewhat lower-margin but more predictable contract revenues. The decline in permanent placement revenues accounted for all of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue, declined to 33%, as compared with 38% in the previous year period, again, reflective of the change in business mix noted above. As a percentage of contract and specialty staffing, the gross margin derived therefrom for the quarter ended June 30, 2003 was 19%, as compared to 18% in the previous year period. This was primarily a result of increased efforts to control our cost of services and to achieving higher than average margins with respect to the ordinarily somewhat lower margin contract and specialty staffing business.

Operating expenses amounted to $4.5 million for the quarter ended June 30, 2003, a decrease of $0.8 million, or 15%, as compared to the previous year period. Included in operating expenses for the quarter ended June 30, 2003 was $2.2 million of variable sales expenses, which were down $0.3 million, or 11%, as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placement. In addition, for the quarter ended June 30, 2003, general and administrative expenses amounted to $2.1 million, a decline of $0.5 million, or 18%, as compared to the previous year period. Business initiatives implemented throughout 2002, including a review of our business processes, organizational structure and the level of permanent workforce, accounted for the decrease in general and administrative expenses.

For the quarter ended June 30, 2003, net interest expense was $251,000, as compared to $285,000 in the previous year period. The decrease was due to the absence, in 2003, of forbearance fees being charged to the Company in 2002 by its previous lender. Depreciation expense amounted to $241,000 for the quarter ended June 30, 2003, a decrease of $44,000, as compared to the previous year period.

For the quarter ended June 30, 2003, as a result of an increase to our deferred tax valuation allowance, we reported no income tax benefit.

Overall, we reported a $0.6 million net loss for the quarter ended June 30, 2003, as compared to a net loss of $0.5 million for the previous year period.

Management believes the economy is beginning to show signs of recovery. To better competitively position the Company, we are implementing business initiatives, primarily in our Bio/Pharm & Healthcare verticals, that will support sustained growth. As a result, for the quarter ended June 30, 2003, we realized a net loss before interest, taxes, depreciation and amortization (i.e. negative EBITDA) of $90,000, as compared to a net profit before such items (i.e. positive EBITDA) of $66,000 for the year ago period. Following is a reconciliation of net loss to EBITDA for the quarters ended June 30, 2003 and 2002:
(in thousands)	For the Three Months Ended		Increase / (decrease)
	June 30,
	2003	2002	2003 vs. 2002
Net loss	$ (582)	$ (511)	$ (71)
Depreciation and amortization expense	241	285	(44)
Interest expense, net	251	285	(34)
Other		7	(7)
Earnings (loss) before interest, taxes, depreciation and amortization	$ (90)	$ 66	$ (156)

The presentation of EBITDA permits investors to compare a peer group's core operations without regard to differences in capital costs, income tax status, non-operating expenses, or non-cash items. Presentation of the EBITDA should, therefore, provide useful information to investors in their evaluation of management's future efforts to streamline the core operations of the Company as well as invest for future growth.

Comparison of Six Months Ended June 30, 2003 and 2002

Service Revenue Summary:
(in millions)	For the Six Months Ended		Increase / (decrease)
	June 30,
	2003	2002	2003 vs. 2002
Permanent placement	$4.2	$6.1	$(1.9)
Contract and specialty staffing	20.7	20.0	0.7
Net revenue	$24.9	$26.1	$(1.2)

For the six months ended June 30, 2003, overall net revenue decreased $1.2 million, or 5%, to $24.9 million as compared to $26.1 million for the previous year period. As noted in the table above, revenue derived from contract and specialty staffing increased $0.7 million, or 4%, as an increase in revenues from our Datatek operations exceeded the decrease of $4.6 million, resulting from the sale of our Mountain division in December 2002. Permanent placement revenue decreased $1.9 million, or 31%, as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers due to the recession in the economy. We continue to experience a change in our business mix as revenue derived from contract and specialty staffing comprised 83% of total revenue for the six months ended June 30, 2003, as compared to 77% of total revenue in the previous year period.

During the six months ended June 30, 2003, we continued the process of exiting the Telecommunications core industry vertical and increasing revenue from the Biological Technologies/Pharmacies and Healthcare core industry vertical. Following is a breakdown of the relative percentage contributions to our gross revenue for the six months ended June 30, 2003 of each of the three solutions within each of the three core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General Engineering & Technology	30.3%	10.1%	0.0%
Information Technology	59.9%	81.9%	100%
Bio/Pharm/Healthcare	9.8%	8.0%	0.0%
Total	100%	100%	100%

For the six months ended June 30, 2003, our total gross margin decreased by $1.7 million, or 18%, to $8.1 million as compared to $9.8 million in the previous year period. The decline in permanent placement revenues accounted for all of the absolute decrease in total gross margin. Overall gross margin, as a percentage of net service revenue, declined to 32%, as compared with 37% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty staffing, the gross margin derived therefrom for the six months ended June 30, 2003 was 19%, as compared to 18% in the previous year period. This was primarily a result of increased efforts to control our cost of services and to achieving higher than average margins with respect to the ordinarily somewhat lower margin contract and specialty staffing business.

Operating expenses amounted to $8.6 million for the six months ended June 30, 2003, a decrease of $2.0 million, or 19%, as compared to the previous year period. Included in operating expenses for the six months ended June 30, 2003 was $4.1 million of variable sales expenses, which were down $0.8 million, or 16%, as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placement. In addition, for the six months ended June 30, 2003, general and administrative expenses amounted to $4.0 million, a decline of $1.1 million, or 22%, as compared to the previous year period. Business initiatives implemented throughout 2002, including a review of our business processes, organizational structure and the level of permanent workforce, accounted for the decrease in general and administrative expenses.

For the six months ended June 30, 2003, net interest expense was $427,000, as compared to $532,000 in the previous year period. The decrease was due to the absence, in 2003, of forbearance fees being charged to the Company in 2002 by its previous lender. Depreciation expense amounted to $502,000 for the six months ended June 30, 2003, a decrease of $69,000, as compared to the previous year period.

For the six months ended June 30, 2003, as a result of an increase to our deferred tax valuation allowance, we reported no income tax benefit. As a result of the finalization of the 2001 Federal Income Tax Return and the associated 1996 through 2000 Amended Federal Income Tax Returns, the Company recorded an income tax benefit of $0.2 million for the six months ended June 30, 2002.

Overall, we reported a $1.0 million net loss for the six months ended June 30, 2003, as compared to a net loss of $1.2 million for the previous year period.

Our efforts in 2002 and 2003 to reduce full time employee headcount, close under performing offices, and cut general and administrative expenses have contributed to a significant reduction in our net loss. As a result, for the six months ended June 30, 2003, we realized a net loss before interest, taxes, depreciation and amortization (i.e. negative EBITDA) of $39,000, as compared to a net loss before such items (i.e. negative EBITDA) of $261,000 for the year ago period. Following is a reconciliation of net loss to EBITDA for the six months ended June 30, 2003 and 2002:
(in thousands)	For the Six Months Ended		Increase / (decrease)
	June 30,
	2003	2002	2003 vs. 2002
Net loss	$ (993)	$ (1,165)	$ 172
Depreciation and amortization expense	502	571	(69)
Interest expense, net	427	532	(105)
Loss on sale of assets	25		25
Income tax benefit	-	(206)	206
Other		7	(7)
Earnings (loss) before interest, taxes, depreciation and amortization	$ (39)	$ (261)	$ 222

The presentation of EBITDA permits investors to compare a peer group's core operations without regard to differences in capital costs, income tax status, non-operating expenses, or non-cash items. Presentation of the EBITDA should, therefore, provide useful information to investors in their evaluation of management's future efforts to streamline the core operations of the Company as well as invest for future growth.

Liquidity and Capital Resources

For the six months ended June 30, 2003, cash used by operating activities was approximately $1.0 million, principally as a result of increases in our trade accounts receivable.

As discussed in Item 1 above, the Greenfield Facility is our sole source of liquidity, with our borrowing capacity thereunder at any given time depending on the amount of eligible trade accounts receivable. Management is continuing in its efforts to increase the gross margin, in spite of the relative growth in revenue of the lower margin contract and specialty staffing as a percentage of total revenues, and decrease operating expenses, i.e. to utilize this source of liquidity as efficiently as possible and survive in these difficult times for our industry. The risk remains, however, that management's efforts may not be sufficient to offset the impact of a temporary contraction in revenue or an unfavorable outcome of litigation and we might be unable to continue as a going concern.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments, as well as interest expense on line of credit borrowings. Assuming that interest rates increase by 200 basis points (2%) above the interest rates at June 30, 2003, on an annualized basis, interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $4.0 million at June 30, 2003.

ITEM 4. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 3, 2003, the lawsuit against the Company by M. Ted Dillard, filed in October 2002 in Dallas County, Texas (in the 160th District Court), reported in the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2002, was dismissed with prejudice. Other than the foregoing, and litigation previously reported (in which there have not been any material developments during the quarter ended June 30, 2003), the Company is not involved in any litigation which is not ordinary nature litigation incidental to our business.

ITEM 2. Changes in Securities and Use of Proceeds
(a)	Securities sold:
(i) Date: April 25, 2003,
(ii) Title of Securities: Common stock,
(iii) Amount: 300,000 shares.
(b)	Underwriters and other Purchasers: Jack Pogue.
(c)	Consideration: Exercise of Warrants at $.30 per share, for an aggregate offering price of $90,000. There was no underwriting discount.
(d)

Exemption from registration claimed: This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, as a sale to an accredited investor not involving a general solicitation. The purchaser, an exiting shareholder in the Company, was well known to officers and directors of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, was experienced in financial and business matters.

ITEM 3. Defaults on Senior Securities

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on June 6, 2003. At the Annual Meeting, the following Directors were re-elected and continue to serve on the Board of Directors of the Company: J. Michael Moore, Samuel E. Hunter, Mark E. Cline, John M. Gilreath and W. Brown Glenn, Jr., with the results of the voting being as follows:

	For	Withhold
J. Michael Moore	2,569,944	52,627
W. Brown Glenn, Jr.	2,569,977	52,594
Samuel E. Hunter	2,569,977	52,594
Mark E. Cline	2,569,977	52,594
John M. Gilreath	2,569,977	52,594.

In addition, the issuance of warrants to purchase 2,700,000 shares of the Company's Common Stock to J. Michael Moore in connection with his guaranty of the Company's senior credit facility, submitted to a shareholder vote pursuant to the rules of the American Stock Exchange, was approved. Computershare Trust Company, the Company's transfer agent. collected and tabulated all votes cast, whether in person or by proxy, at the Annual Meeting. According to the official report of Computershare Trust Company the results of the vote were as follows:

For	Against	Abstain	Broker Non-Votes
1,595,089 (58.32% of the outstanding shares)	240,207	8,000	779,275

ITEM 5. Other Information

On June 9, 2003, Kenneth E. Dopher was named Treasurer and Chief Financial Officer of the Company.. Mr. Dopher, age 43, a Certified Public Accountant, served as the Chief Financial Officer of Pursuant Technologies, Inc., an Atlanta-based software company that provides solutions to the staffing and employment industry, from January 2001 to June 2003. From September 1999 to January 2001, he served as Chief Financial Officer of InJesus.com, LLC and from January 1998 to May 1999, he served as the Chief Financial Officer of Headhunter.net, Inc. From 1990 to 1998, Mr. Dopher served in various finance and operations positions with The Walt Disney Company. Mr. Dopher holds a B.S. (magna cum laude) in Accounting from Indiana State University and an M.B.A. in Finance from Indiana University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.	Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
B.	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Diversified Corporate Resources, Inc. Registrant
	By:	/S/ J. Michael Moore J. Michael Moore Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2003	By:	/S/ Kenneth E. Dopher Kenneth E. Dopher Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)