Form 10-Q
period 2003-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2003-11-14
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Number of shares of common stock of the registrant outstanding on November 14, 2003 was 3,934,865, including 900,000 shares to be issued as a result of the exercise of warrants on October 31, 2003. Application for listing of these shares on the American Stock Exchange is pending as of the date of this report.

(End Page 1)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . .	$-	$170
Trade accounts receivable, less allowance for doubtful accounts of approximately $280 and $306, respectively . . . . . . . . . .	8,145	6,423
Prepaid expenses and other current assets . . . . . . . . . .	86	92
Total current assets . . . . . . . . . .	8,231	6,685
Property and equipment, net . . . . . . . . . .	963	1,562
Other assets:
Intangibles, net . . . . . . . . . .	6,681	6,681
Receivables from related parties . . . . . . . . . .	388	378
Other . . . . . . . . . .	217	239
	$16,480	$15,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable and accrued expenses . . . . . . . . . .	$5,403	$4,673
Obligations not liquidated because of outstanding checks . . . . . . . . . .	898	312
Borrowings under revolving credit agreement. . . . . . . . . .	4,562	3,768
Factoring liability. . . . . . . . . .	705	-
Current maturities of capital lease obligations. . . . . . . . . .	79	122
Current maturities of long-term debt. . . . . . . . . .	988	918
Total current liabilities. . . . . . . . . .	12,635	9,793
Deferred lease rents. . . . . . . . . .	540	447
Long-term debt, net of current maturities. . . . . . . . . .	-	158
Total liabilities. . . . . . . . . .	13,175	10,398
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued and outstanding. . . . . . . . . .	-	-
Common stock, $.10 par value; 10,000 shares authorized, 3,397 shares issued and 3,034 and 2,734 shares respectively, outstanding at September 30, 2003, and December 31, 2002. . . . . . . . . .	340	340
Additional paid-in capital. . . . . . . . . .	12,939	12,939
Retained (deficit) . . . . . . . . . .	(8,829)	(6,237)
Common stock held in treasury (363 and 663 shares respectively), at cost. . .	(907)	(1,657)
Receivables from related parties. . . . . . . . . .	(238)	(238)
Total stockholders' equity. . . . . . . . . .	3,305	5,147
	$16,480	$15,545

See notes to consolidated financial statements.

(End page 2)

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands except Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net service revenue:
Permanent placement. . . . . . . . . .	$2,305	$2,692	$6,527	$8,840
Contract placement and specialty services. . . . . . . . . .	11,119	9,842	31,826	29,785
	13,424	12,534	38,353	38,625
Direct cost of contract placement and specialty services . . . . . . . . . .	9,536	8,216	26,410	24,544
Gross margin. . . . . . . . . .	3,888	4,318	11,943	14,081
Operating expenses:
Variable selling expenses . . . . . . . . . .	2,308	2,307	6,372	7,145
Selling, general and administrative expenses. . . . . . . . . .	2,068	1,972	6,098	7,119
Severance expense	-	25	-	78
Depreciation and amortization expense	192	291	694	862
	4,568	4,595	13,164	15,204
Other income and (expense) items:
Interest expense, net. . . . . . . . . .	(259)	(280)	(686)	(812)
Loss on sale of assets. . . . . . . . . .	-	-	(25)	-
Other, net. . . . . . . . . .	-	7	-	14
	(259)	(273)	(711)	(798)
Loss before income taxes. . . . . . . . . .	(939)	(550)	(1,932)	(1,921)
Income tax expense / (benefit) . . . . . . . . . .	-	-	-	(206)
Net (loss) . . . . . . . . . .	$(939)	$(550)	$(1,932)	$(1,715)
Basic and diluted loss per share. . . . . . . . . .	$(0.31)	$(0.20)	$(0.67)	$(0.61)
Weighted average common shares outstanding. . . . . . . . . .	3,035	2,812	2,867	2,812
Weighted average common and common equivalent shares outstanding . . . . . . . . . .	3,035	2,812	2,867	2,812

See notes to consolidated financial statements.

(End page 3)

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (deficit)	Treasury Stock	Receivables From Related Parties	Total
BALANCE, December 31, 2002. . . .	$ 340	$ 12,939	$ (6,237)	$ (1,657)	$ (238)	$ 5,147
Treasury stock sale. . . . . . . . . .	-	-	(660)	750	-	90
Net income (loss) . . . . . . . . . .	-	-	(1,932)	-	-	(1,932)
BALANCE, September 30, 2003. . . . .	$ 340	$ 12,939	$ (8,829)	$ (907)	$ (238)	$ 3,305

See notes to consolidated financial statements.

(End page 4)

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flow from operating activities:
Net loss. . . . . . . . . .	$(1,932)	$(1,715)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization. . . . . . . . . .	694	862
Provision for allowances. . . . . . . . . .	(27)	(70)
Loss on disposal of assets. . . . . . . . . .	25	-
Accretion of interest on deferred payment obligations. . . . . . . . . .	9	18
Deferred lease rents. . . . . . . . . .	93	367
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable. . . . . . . . . .	(1,695)	771
Federal income taxes receivable. . . . . . . . . .	-	1,513
Prepaid expenses and other assets. . . . . . . . . .	18	(31)
Trade accounts payable and accrued expenses. . . . . . . . . .	730	191
Cash provided by (used in) operating activities. . . . . . . . . .	(2,085)	1,906
Cash flows from investing activities:
Capital expenditures. . . . . . . . . .	(120)	(246)
Repayment from related parties. . . . . . . . . .	-	50
Cash (used in) investing activities . . . . . . . . . .	(120)	(196)
Cash flows from financing activities:
Obligations not liquidated because of outstanding checks. . . . . . . . . .	586	273
Warrants exercised. . . . . . . . . .	90	-
Advances on long-term line of credit borrowings. . . . . . . . . .	-	41,139
Repayments of long-term line of credit borrowings. . . . . . . . . .	-	(42,736)
Net short term borrowings from revolving credit agreement. . . . . . . . . .	1,499	-
Principal payments under long-term debt obligations. . . . . . . . . .	(97)	(291)
Principal payments under capital lease obligations. . . . . . . . . .	(43)	(73)
Cash provided by (used in) financing activities. . . . . . . . . .	2,035	(1,688)
Change in cash and cash equivalents. . . . . . . . . .	(170)	22
Cash and cash equivalents at beginning of year. . . . . . . . . .	170	159
Cash and cash equivalents at end of period. . . . . . . . . .	$-	$181
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for. . . . . . . . . .
Interest. . . . . . . . . .	686	812
Income taxes. . . . . . . . . .	-	(206)

See notes to consolidated financial statements.

(End page 5)

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

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

The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. Our executive offices, located in Dallas, Texas, provide corporate governance, and risk management, as well as certain other accounting and administrative services for our offices.

Basis of Presentation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein, is unaudited but includes all material adjustments, consisting only of normal recurring accruals necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries for interim periods.

The results for such interim periods are not necessarily indicative of results for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, and the related notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

(End page 6)

2. Earnings (Loss) Per Share

Basic earnings per share ("EPS") was determined by dividing net (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS includes these shares plus common stock equivalents outstanding during the year. (Common stock equivalents are excluded if the effects of inclusion are anti-dilutive.)

Following is a reconciliation of the weighted average number of shares outstanding during the period for basic and diluted EPS (in thousands except per share data):
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic. . . . . . . . . .	3,035	2,812	2,867	2,812
Net effect of dilutive stock options. .	-	-	-	-
Diluted. . . . . . . . . .	3,035	2,812	2,867	2,812
Total options and warrants outstanding. . . . . . . . . .	4,284	1,621	4,284	1,621
Options and warrants not considered because effects of inclusion would be anti-dilutive. . . . .	4,284	1,621	4,284	1,621

3. Liquidity and Management Plans

Credit Facility

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

Under the terms of the Greenfield Facility, outstanding loan balances bear interest at the lender's index rate plus 8%, and interest is payable monthly. For the three months ended September 30, 2003, the weighted average interest rate on the borrowings under the facility was 13.18%; the interest rate at September 30, 2003 was 12.9%. As of September 30, 2003, the amounts outstanding under the revolving line of credit amounted to $4,562,000 and there was no net borrowing availability.

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

On July 18, 2003, in order to accommodate the increase in contract and specialty revenue, which increased our eligible receivables above the limit of $5.0 million under the Greenfield Facility, we entered into a factoring and security agreement with Greenfield Commercial Credit, LLC (the "Greenfield Factoring Facility"). . The Greenfield Factoring Facility provides us with the right to sell eligible receivables.In connection with this facility, the Company has provided a continuing first priority security interest in the receivables to Greenfield Commercial Credit, LLC.

(End page 7)

Acquisition Debt

At various times in 2002 and in the first quarter of 2003, we were in default of our obligations to make debt payments with respect to our acquisition debt, i.e. obligations to the former owners of Datatek and Texcel.

In February, 2003, we entered into Amended and Restated Forbearance and Amendment Agreements with the prior owners of Texcel, with an effective date of January 1, 2003, which restructured a series of obligations by the Company to such prior owners and cured a default thereunder. Under the agreements, our obligation to repay the debt was deferred to June 30, 2004, with interest payable monthly beginning on March 15, 2003, and principal payable only if allowed under the terms of the Greenfield Facility.

Similarly, in February, 2003, we entered into the Second Amendment to Agreements with the prior owners of Datatek, effective January 1, 2003, which restructured a series of obligations by the Company to such prior owners and cured a default thereunder. Under the agreement, our obligation to pay a lump sum on January 1, 2003, is spread over the next twelve months and is subject to the terms of the Greenfield Facility. The prior owners, who have been managing the affairs of Datatek since its acquisition by the Company, will also receive certain commissions based on the Datatek's pre-tax earnings in lieu of the percentage of revenues provided for in the prior agreements.

As of the date of this report, we are not in default with respect to any of the amounts payable to the former owners of Datatek and Texcel. We owe approximately $253,000 to the former owners of Datatek and approximately $735,000 (plus accrued and unpaid interest) to the former owners of Texcel.

Related Party Transaction

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the "Bank"), DCRI L.P. No. 2, Inc. ("L.P. No. 2"), an entity controlled by Moore, the Company is obligated to purchase from the Bank two promissory notes (the "Notes") issued to the Bank by LP No.2. We have been notified that an entity affiliated with Moore has entered into a purchase agreement with the Bank that, upon its consummation, will eliminate the Company's obligation to the Bank. As of November 13, 2002, when L.P. No. 2 filed for bankruptcy protection, the amount payable to the Bank pursuant to the Notes was approximately $270,000. The Notes are secured by 168,500 shares of the Company's common stock pledged to the Bank by L.P. No. 2 and Moore. Based on the market price of the Company's common stock on September 30, 2003, the unsecured balance of the liability to the Bank by all parties involved was approximately $164,000. The Company does not have the funds available to purchase the Notes if required to do so under the terms of the Purchase Agreement. As the Notes are guaranteed by Moore, we believe, based upon financial information provided by Moore, that Moore has the financial ability to satisfy the Notes.

Availability of credit under our sources of liquidity, the Greenfield Facility, and the Greenfield Factoring Facility, is contingent on our success in generating eligible receivables from operations. Consequently, a temporary contraction in revenue (and thus eligible accounts receivable) or an unfavorable outcome of litigation could materially affect our cash flow and ability to stay in business.

Due to uncertainties similar to those mentioned above, including a net loss of $6.0 million and a working capital deficiency of $3.1 million for the period ended December 31, 2002, the independent auditors report on the Company's financial statements for the period ended December 31, 2002, contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

We are, of course, continuing to evaluate various financing and restructuring strategies designed to expand our sources of liquidity and to maximize shareholder value. We can provide no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

(End page 8)

4. Income Taxes

The income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income before income taxes differs as follows (in thousands):
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Tax provision (benefit) at statutory rate for continuing operations. . . . . . . . . .	$(329)	$(193)	$(676)	$(672)
Increase in valuation allowance for deferred taxes. .	329	193	676	466
Total provision (benefit)	-	-	-	(206)

As of September 30, 2003, we have a federal net operating loss carryforward of approximately $10.8 million, which if unused, expires in 20221. In addition, we have various state net operating loss carryforwards totaling approximately $14.3 million as of September 30, 2003, which, if unused, expire in varying amounts over the next 20 years.

As of September 30, 2003, because of the factors discussed in Footnote No. 3, "Liquidity and Management Plans," we recorded a net valuation allowance of $4.2 million against the entire amount of the net deferred tax asset.

5. Contingencies

In 1996, Ditto Properties Company ("DPC") filed suit against L.P. No. 2. Moore and the Company were also initially named as garnishees in this lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of this litigation, Moore was added as a defendant in such proceedings and F. Scott Otey and Jeffery Loadman intervened as parties to the litigation. On April 12, 2001, DPC and Donald R. Ditto Sr. filed an amended petition in the Ditto Litigation and named the Company as a defendant in such lawsuit. The relief sought by the plaintiffs include, among other things, ownership of the LP Shares, at least $6.5 million in compensatory damages and at least $26.1 million in punitive and exemplary damages. The lawsuit styled Ditto Properties Co. v. DCRI L.P. No. 2, Inc., et al. is set for non-jury trial the week of November 17, 2003 before the Honorable Steven A. Felsenthal, U.S. Bankruptcy Judge, in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. The case is designated as Adversary Proceeding No. 03-3161, and it includes claims asserted by DPC against the Company as well as counterclaims asserted by the Company against DPC and Donald R. Ditto, Sr. The parties expect to conclude the trial by November 21, 2003. As of the date of this report, no amount of loss reserves has been established by the Company in connection with the Ditto Litigation because the Company has been informed by its counsel in the case that the risk of a judgement adverse to the Company is not material.

In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in 2001, the Company retained counsel separate from Moore and (a) approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore and L.P. No. 2 in the Ditto Litigation; (b) entered into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) amended the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the State of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001, and in which such persons are involved in connection with performing their duties as officers or directors of the Company. Through September 30, 2003, the Company has expended approximately $200,000 as part of the aforesaid $250,000 to be paid to or for the benefit of Moore.

(End page 9)

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

Direct costs of contract and specialty staffing consists of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company's temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues.

Stock Based Compensation

The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") in October 1995. This standard establishes a fair value approach to valuing stock options awarded to employees as compensation. In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), which amended SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25 Accounting for Stock Issued to Employees ("APB 25").

The Company has in effect its 1998 and 1996 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), each of which has been described more fully in prior filings with the SEC. The Company has elected, as permitted by SFAS 123, to use the intrinsic value based method of accounting for stock options consistent with APB 25. The intrinsic value method measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price. No stock-based employee compensation cost is reflected in net income related to stock options, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

(End page 10)

The following table illustrates the effect on net (loss) and earnings per share if the Company had applied the fair value recognition of the provisions of SFAS 123 to stock-based employee compensation (thousands of dollars except per share data):

For the Three Months Ended September 30,			For the Nine Months Ended September 30,
2003	2002	2003		2002
Net (loss), as reported	$ (939)	$ (550)	$ (1,932)	$ (1,715)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	(59)	(201)	(177)
Pro forma net (loss)	$ (1,011)	$ (609)	$ (2,133)	$ (1,892)
Earnings per share:
Basic - as reported	$ (0.31)	$ (0.20)	$ (0.67)	$ (0.61)
Basic - pro forma	$ (0.33)	$ (0.22)	$ (0.74)	$ (0.67)
Diluted - as reported	$ (0.31)	$ (0.20)	$ (0.67)	$ (0.61)
Diluted - pro forma	$ (0.33)	$ (0.22)	$ (0.74)	$ (0.67)

Trade Accounts Receivable

The Company is required to estimate the collectability of its trade accounts receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Income Taxes

We present income taxes pursuant to Statement of Financial Accounting Standards No. 109. Accounting for Income Taxes ("SFAS 109"). SFAS 109 uses an asset and liability approach to account for income taxes, wherein, deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of our assets and liabilities result in deferred tax assets, an evaluation of the profitability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding our ability to recognize the benefits of the assets in future years. Our Company and its subsidiaries file a consolidated federal income tax return.

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

(End page 11)

Fair Value of Financial Instruments

At September 30, 2003 and 2002, our financial instruments consisted of cash and cash equivalents, notes receivable from related parties, line of credit borrowings, factoring liability and long-term debt. We believe that the recorded values of cash and cash equivalents approximate fair value due to the short term nature of these instruments. We believe that the recorded values of notes receivable from related parties approximate fair value due to the value of the collateral for those receivables. We believe that the recorded value of the line of credit borrowings, factoring liability and long-term debt approximate fair value due to our ability to obtain such borrowings at comparable interest rates.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. Additionally, SFAS 148 requires disclosure of the pro-forma effect for interim periods. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of interpretation No. 45 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with exit or disposal activities.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 62, Amendment of FASB No. 13, and Technical Corrections ("SFAS 145"). In most instances, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). This provision of SFAS 145 is effective for fiscal years beginning after May, 15, 2002, with early application encouraged. Upon application, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of

(End page 12)

Opinion 30 for such classifications should be reclassified to conform to the provisions of SFAS 145. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial statements.

7. Subsequent Event

On October 31, 2003, Moore, our CEO and Chairman, exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.15 per share. Total proceeds to the Company were $135,000. We have submitted an application for listing of these shares with the American Stock Exchange, which is still pending as of the date of this report.

(End page 13)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide contract staffing, specialty/temporary, and permanent placement staffing solutions through three core verticals: General Engineering & Technology, Information Technology, and Biological Technologies/Pharmacies & Healthcare. A fourth vertical, Telecommunications, has been combined with Information Technology for reporting purposes as we decided in 2002 to wind down our exposure to Telecommunications due to the dramatic slowdown in the telecommunications industry. During the quarter ended September 30, 2003 the relative percentage contribution to our gross revenue by Telecommunications has declined to less than 5%, all in contract staffing.

Contract and specialty/temporary personnel placed by us are our employees, and we are responsible for employee related expenses, including workers compensation, unemployment insurance, Medicare and Social Security taxes and general payroll expenses. We offer health, dental, 401(k), disability and life insurance to eligible billable employees. Staffing and consulting companies, such as the Company, typically pay their billable employees for their services before receiving payment from customers. This often results in significant outstanding receivables. To the extent we grow, these receivables will increase, requiring additional borrowing availability under our credit facility to fund current operations.

Critical Accounting Policies

Quality financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. Management considers the accounting policies discussed below to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

Although the Company's revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

Fees from permanent personnel placement are recognized as income at the time the applicant accepts employment. A provision is made for estimated losses in realization of such fees (principally due to applicants not commencing employment, or not remaining in employment for the guaranteed period). Revenues from contract and specialty staffing are recognized upon performance of services.

Direct Costs

Direct costs of contract and specialty staffing consists of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company's temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues.

Variable and Selling, General and Administrative Expenses

Variable and selling, general and administrative expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors. Also included are expenses for marketing and promotion, occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees and depreciation and amortization.

Accounts Receivable

The Company is required to estimate the collectability of its trade accounts receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to labor, service and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of

(End page 14)

probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. The Company amortizes these intangibles, other than goodwill, over periods ranging from two to thirty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company no longer amortizes goodwill but instead will evaluate its goodwill annually for impairment, or earlier if indicators of potential impairment exist. Changes in the Company's strategy and market conditions could significantly impact these evaluations and require adjustments to recorded amounts of intangible assets.

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Service Revenue Summary (in millions):
	For the Three Months Ended September 30,		Increase/ (decrease)
	2003	2002	2003 vs. 2002
Permanent placement. . . . . . . . . .	$2.3	$2.7	$(0.4)
Contract and specialty staffing. . . . . . . . . .	11.1	9.8	1.3
Net revenue. . . . . . . . . .	$13.4	$12.5	$0.9

For the quarter ended September 30, 2003, overall net revenue increased $0.9 million, or 7%, to $13.4 million as compared to $12.5 million for the previous year period. As noted in the table above, revenue derived from contract and specialty staffing increased $1.3 million, or 13%, as increases in revenues from our Datatek, Magic, and Texcel operations exceeded the decrease of $2.0 million, resulting from the sale of our Mountain division in December 2002. Permanent placement revenue decreased $0.4 million, or 14%, as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers as the economy slowly begins to improve. We continue to experience a change in our business mix as revenue derived from contract and specialty staffing comprised 83% of total revenue for the quarter ended September 30, 2003, as compared to 79% of total revenue in the previous year period.

During the quarter ended September 30, 2003, we continued the process of exiting the Telecommunications core industry vertical and increasing revenue from the Biological Technologies/Pharmacies and Healthcare core industry vertical. Following is a breakdown of the relative percentage contributions to our gross revenue for the quarter ended September 30, 2003, of each of the three solutions within each of the three core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General Engineering & Technology	27.7%	6.6%	0.0%
Information Technology	64.2%	70.5%	100%
Bio/Pharm/Healthcare	8.1%	23.0%	0.0%
Total	100%	100%	100%

For the quarter ended September 30, 2003, our direct cost of contract placement and specialty revenue services increased by $1.3 million, or 16%, to $9.5 million as compared to $8.2 million in the previous year period. This is primarily a result of increased contract placement and specialty services revenue, driven by our ongoing commitment to increase the percentage of this lower-margin but with more predictable revenue business.

For the quarter ended September 30, 2003, our total gross margin decreased by $0.4 million, or 10%, to $3.9 million as compared to $4.3 million in the previous year period. The decline in permanent placement revenues accounted primarily for this decrease in total gross margin. Overall gross margin, as a percentage of net service revenue, declined to 29%, as compared with 34% in the previous year period, reflective of the change in business mix noted above. As a percentage of contract and specialty staffing revenues, the gross margin derived therefrom for the quarter ended September 30, 2003 was 14%, as compared to 17% in

(End page 15)

the previous year period, which, again, reflects the increase in the overall mix of revenues of the somewhat lower-margin but more predictable contract revenues.

Operating expenses amounted to $4.6 million for the quarter ended September 30, 2003, which were basically unchanged as compared to the previous year period. Included in operating expenses for the quarter ended September 30, 2003 were $2.3 million of variable sales expenses, which were also basically unchanged as compared to the previous year period. General and administrative expenses, another component of operating expenses, were $2.1 million for the quarter ended September 30, 2003, an increase of $0.1 million, or 4.9%, as compared to the previous year period. Further included in operating expenses was depreciation expense of $0.2 million for the quarter ended September 30, 2003, a decrease of $0.1 million, or 34%, as compared to the previous year period, due primarily to fixed assets that have become fully depreciated.

For the quarter ended September 30, 2003, net interest expense was $259,000, as compared to $280,000 in the previous year period. The decrease was due to the absence, in 2003, of forbearance fees being charged to the Company in 2002 by its previous lender.

For the quarter ended September 30, 2003, as a result of an increase to our deferred tax valuation allowance, we reported no income tax benefit.

Overall, we reported a $0.9 million net loss for the quarter ended September 30, 2003, as compared to a net loss of $0.6 million for the previous year period.

Comparison of Nine months Ended September 30, 2003 and 2002

Service Revenue Summary (in millions):
	For the Nine Months Ended September 30,		Increase / (decrease)
	2003	2002	2003 vs. 2002
Permanent placement. . . . . . . . . .	$6.5	$8.8	$(2.3)
Contract and specialty staffing. . . . . . . . . .	31.8	29.8	2.0
Net revenue. . . . . . . . . .	$38.3	$38.6	$(0.3)

For the nine months ended September 30, 2003, overall net revenue decreased $0.3 million, or 1%, to $38.3 million as compared to $38.6 million for the previous year period. As noted in the table above, revenue derived from contract and specialty staffing increased $2.0 million, or 7%, as an increase in revenues from our Datatek, Magic, and Texcel operations exceeded the decrease of $6.6 million, resulting from the sale of our Mountain division in December 2002. Permanent placement revenue decreased $2.3 million, or 26%, as a result of the continuing effect of hiring freezes and staff reductions implemented by our customers. We continue to experience a change in our business mix as revenue derived from contract and specialty staffing comprised 83% of total revenue for the nine months ended September 30, 2003, as compared to 77% of total revenue in the previous year period.

During the nine months ended September 30, 2003, we continued the process of exiting the Telecommunications core industry vertical and increasing revenue from the Biological Technologies/Pharmacies and Healthcare core industry vertical. Following is a breakdown of the relative percentage contributions to our gross revenue for the nine months ended September 30, 2003, of each of the three solutions within each of the three core verticals:
	Permanent Placement	Specialty/Temporary	Contract Staffing
	Gross Revenue	Gross Revenue	Gross Revenue
General Engineering & Technology	29.4%	8.2%	0.0%
Information Technology	61.4%	78.2%	100%
Bio/Pharm/Healthcare	9.2%	13.7%	0.0%
Total	100%	100%	100%

For the nine months ended September 30, 2003, our direct cost of contract placement and specialty revenue services increased by $1.9 million, or 8%, to $31.8 million as compared to $29.8 million in the previous year period. This is primarily a result of increased contract placement and specialty services revenue, driven by our ongoing commitment to increase the mix percentage of this lower-margin with but more predictable revenue business in the overall mix of our business.

(End page 16)

For the nine months ended September 30, 2003, our total gross margin decreased by $2.1 million, or 15%, to $11.9 million as compared to $14.1 million in the previous year period. The decline in permanent placement revenues accounted primarily for this decrease in total gross margin. Overall gross margin, as a percentage of net service revenue, declined to 31%, as compared with 36% in the previous year period, primarily due to the change in business mix noted above. As a percentage of contract and specialty staffing, the gross margin derived therefrom for the nine months ended September 30, 2003 was 17%, as compared to 18% in the previous year period which, again, reflects the increase in the overall mix of revenues of the somewhat lower-margin but more predictable contract revenues.

Operating expenses amounted to $13.2 million for the nine months ended September 30, 2003, a decrease of $2.0 million, or 13%, as compared to the previous year period. Included in operating expenses for the nine months ended September 30, 2003 was $6.4 million of variable sales expenses, which were down $0.8 million, or 11%, as compared to the previous year period due primarily to the reduction in commissions associated with the decline in revenue from permanent placement. In addition, for the nine months ended September 30, 2003, general and administrative expenses amounted to $6.1 million, a decline of $1.0 million, or 14%, as compared to the previous year period. Business initiatives implemented throughout 2002, including a review of our business processes, organizational structure and the level of permanent workforce, accounted for the decrease in general and administrative expenses. Also included in operating expenses, depreciation expense amounted to $0.7 million for the nine months ended September 30, 2003, a decrease of $0.2 million, as compared to the previous year period. This was due primarily to fixed assets that have become fully depreciated.

For the nine months ended September 30, 2003, net interest expense was $686,000, as compared to $812,000 in the previous year period. The decrease was due to the absence, in 2003, of forbearance fees being charged to the Company in 2002 by its previous lender.

For the nine months ended September 30, 2003, as a result of an increase to our deferred tax valuation allowance, we reported no income tax benefit. As a result of the finalization of the 2001 Federal Income Tax Return and the associated 1996 through 2000 Amended Federal Income Tax Returns, the Company recorded an income tax benefit of $0.2 million for the nine months ended September 30, 2002. The Amended Federal Income Tax Returns were filed as a result of legislation passed in March, 2002 that temporarily extended net operating loss carryback provisions from two years to five years which contributed to the tax benefit recorded.

Overall, we reported a $1.9 million net loss for the nine months ended September 30, 2003, as compared to a net loss of $1.7 million for the previous year period.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, cash used by operating activities was approximately $2.1 million, principally as a result of increases in our trade accounts receivable. The increases we have experienced in our trade accounts receivables have primarily been the result of increased contract placement and specialty services revenue, as well as the ongoing effects of the economic slowdown experienced in this industry over the past three years, which has decreased our receivables turnover.

As discussed in Item 1 above, the Greenfield Facility and the Greenfield Factoring Facility are our primary source of liquidity, with our borrowing capacity thereunder at any given time depending on the amount of eligible trade accounts receivable. Management is continuing in its efforts to increase the gross margin, in spite of the relative growth in revenue of the lower margin contract and specialty staffing as a percentage of total revenues, and decrease operating expenses, i.e. to utilize this source of liquidity as efficiently as possible and survive in these difficult times for our industry. The risk remains, however, that management's efforts may not be sufficient to offset the impact of a temporary contraction in revenue or an unfavorable outcome of litigation and we might be unable to continue as a going concern.

Due to uncertainties similar to those mentioned above, including a net loss of $6.0 million and a working capital deficiency of $3.1 million for the period ended December 31, 2002, the independent auditors report on the Company's financial statements for the period ended December 31, 2002, contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

We are, of course, continuing to evaluate various financing strategies, including an injection of additional equity capital which should strengthen our balance sheet and enlarge our borrowing capacity. We have entered into negotiations with a new lender which may result in a lower cost credit facility, with a closing in the fourth quarter of this year. However, we can provide no assurance that our efforts in this regard will be successful or that our cash flow and liquidity will improve.

(End page 17)

On October 31, 2003, Moore, our CEO and Chairman, exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.15 per share. Total proceeds to the Company were $135,000. We have submitted an application for listing of these shares with the American Stock Exchange, which is still pending as of the date of this report.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of our cash equivalent short-term investments, as well as interest expense on line of credit borrowings. Assuming that interest rates increase by 200 basis points (2%) above the interest rates at September 30, 2003, on an annualized basis, interest expense would increase by approximately $0.1 million based on the outstanding line of credit borrowings of $4.6 million at September 30, 2003.

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

(End page 18)

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

In 1996, Ditto Properties Company ("DPC") filed suit against L.P. No. 2. Moore and the Company were also initially named as garnishees in this lawsuit (the "Ditto Litigation") with respect to 899,200 shares (the " LP Shares") of common stock of the Company which were the subject matter of a series of transactions in 1993 (collectively referred to herein as the "1993 Transactions") which ultimately resulted in the LP Shares being conveyed by DPC to L.P. No. 2. Subsequent to the initial filing of this litigation, Moore was added as a defendant in such proceedings and F. Scott Otey and Jeffery Loadman intervened as parties to the litigation. On April 12, 2001, DPC and Donald R. Ditto Sr. filed an amended petition in the Ditto Litigation and named the Company as a defendant in such lawsuit. The relief sought by the plaintiffs include, among other things, ownership of the LP Shares, at least $6.5 million in compensatory damages and at least $26.1 million in punitive and exemplary damages. The lawsuit styled Ditto Properties Co. v. DCRI L.P. No. 2, Inc., et al. is set for non-jury trial the week of November 17, 2003 before the Honorable Steven A. Felsenthal, U.S. Bankruptcy Judge, in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. The case is designated as Adversary Proceeding No. 03-3161, and it includes claims asserted by DPC against the Company as well as counterclaims asserted by the Company against DPC and Donald R. Ditto, Sr. The parties expect to conclude the trial by November 21, 2003. As of the date of this report, no amount of loss reserves has been established by the Company in connection with the Ditto Litigation because the Company has been informed by its counsel in the case that the risk of a judgement adverse to the Company is not material.

In the past, the Company has incurred legal fees on its own behalf and has funded certain of the legal fees and expenses of Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in 2001, the Company retained counsel separate from Moore and (a) approved the payment to Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Moore and L.P. No. 2 in the Ditto Litigation; (b) entered into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) amended the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the full extent permitted by the laws of the State of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001, and in which such persons are involved in connection with performing their duties as officers or directors of the Company. Through September 30, 2003, the Company has expended approximately $200,000 as part of the aforesaid $250,000 to be paid to or for the benefit of Moore.

We are also involved in certain other litigation and disputes not noted. With respect to these matters, management believes the claims against us are without merit and has concluded that their ultimate resolution will not have a material effect on our consolidated financial position or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds
(a)	Securities sold:
(i) Date: October 31, 2003,
(ii) Title of Securities: Common Stock,
(iii) Amount: 900,000 shares.
(b)	Underwriters and other Purchasers: J. Michael Moore.
(c)	Consideration: Exercise of 900,000 Warrants at the exercise price of $.15 per share. There was no underwriting discount.
(d)

Exemption from registration claimed: This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, as a sale to an accredited investor not involving a general solicitation. The purchaser, is the Chief Executive Officer and Chairman of the Board of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, was experienced in financial and business matters and well acquainted with the financial and operational condition of the Company.

(End page 19)

ITEM 3. Defaults on Senior Securities

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5. Other Information

On September 30, 2003, the Board of Directors approved the formation of a Qualified Legal Compliance Committee ("QLCC") in accordance with the provisions of Section 307 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.	Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 - Charter of the Qualified Legal Compliance Committee.
B.	Reports on Form 8-K
On August 25, 2003, we filed a report on Form 8-K to report a change in our certifying accountants from Weaver and Tidwell, LLP, to BDO Seidman, LLP.

(End page 20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Corporate Resources, Inc. Registrant
	By:	/S/ J. Michael Moore J. Michael Moore Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2003	By:	/S/ Kenneth E. Dopher Kenneth E. Dopher Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(End page 21)