Form 10-K
period 2003-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2004-12-09
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1565578
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10670 NORTH CENTRAL EXPRESSWAY, SUITE 600 DALLAS, TEXAS 75231
(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 458-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.10 par value per share	American Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:
N/A

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock of $0.96 on June 4, 2004 (the date trading of the Company’s common stock was halted on the American Stock Exchange), was approximately $2,227,000.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of November 1, 2004, 5,714,252 shares of the registrant’s common stock were outstanding, including 360,559 shares of common stock held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART 1

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected.  Such risks and uncertainties include, among other things, those described in the “Risk Factors” section below and elsewhere in this Form 10-K. Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.                    Business

Diversified Corporate Resources, Inc. (the “Company,” “our,” “we,” or “us,”) is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2003, we offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

The Company is a Texas corporation, which was incorporated in 1977 under the name Diversified Human Resources Group, Inc.  We changed to our current name in 1994.  We had historically been engaged in the permanent and temporary placement of personnel until the sale of substantially all of our assets in 1991.  By 1993, we were again engaged in the permanent and temporary placement of personnel in various industries.

Direct placement is the traditional contingency search, recruiting and placement service, where we obtain a written order to fill a specific job, recruit suitable applicants and facilitate the placement.  Our fees range from 15% to 35% of the first year’s annual salary of the newly placed employee.  We generally offer our clients a 30-day guarantee during which we agree to replace, without additional charge to the client, any newly placed employee who leaves the job.  If we are unable to replace the employee, we will generally refund the client’s fee, or a prorated portion thereof, depending upon the circumstances.  Typically, direct placements are highly dependent on current economic and employment trends but carry a high profit margin.  Due to its high margins, our profitability is highly dependent on revenues from direct placements.

Temporary staffing is a service where we place personnel for a relatively short period of time, ranging from several weeks to several months, with clients seeking to satisfy a temporary increase in work volume, offset a sudden loss of personnel, or, in some cases, pre-screen for a permanent placement.  Temporary staffing orders are typically placed by one of our direct placement clients.  Substantially all temporary personnel placed by us become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

Contract staffing is a service where we place personnel to fill the needs of a client’s specific large project, or chronic staff augmentation need, ranging in duration from four weeks to more than one year.  A typical placement begins with our response to a client’s request for proposal and culminates in a contract which does not specify a fixed volume of hours but does contain terms, pricing and other criteria, including a limited guarantee of an individual’s job performance over a relatively short period of time.  The contract personnel we recruit and place may become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.  In some cases, due to client specifications, or when certain information technology professionals satisfy applicable requirements, contract personnel are classified as independent contractors.  Contract revenues typically provide a more stable and constant revenue base but at a lower profit margin.

During 2003, we operated offices in the following locations:

Arizona	Phoenix
Colorado	Denver
Georgia	Atlanta
North Carolina	Raleigh
Pennsylvania	Philadelphia
Texas	Dallas, Houston and Austin

The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up.  Our executive offices, located in Dallas, Texas, provide corporate governance and risk management, as well as certain other accounting and administrative services for our offices.  In the first quarter of 2004, we expanded into California with the acquisition of the assets of a nurse staffing business (see discussion below).  During the third quarter of 2004, we consolidated the Raleigh office with the Atlanta office.

Historically, we have provided our two staffing solutions within four core industries: General Engineering and Technology (“General E&T”), Information Technology (“IT”), Biological Technologies and Pharmaceuticals (“Bio/Pharm”) and Telecommunications (other than IT-related) (“Telecom”).  In the fourth quarter of 2002, we exited the Telecom industry through the sale of our Mountain Division (“Mountain”).  Concurrently, management decided to move decisively into the healthcare industry by establishing a discreet Healthcare sector, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmaceutical specialists.  We continue to believe that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favor sustained growth and acceptable margins.  As a result, during the first quarter of 2003, we formed several new operating agencies collectively called Magic Healthcare. We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this area.  As a result, our Bio/Pharm revenues have grown to 35.2% of our 2003 private placement revenues from 2.9% in 2002.  We also began looking for acquisitions and/or affiliations within the healthcare sector.

The following is a breakdown of the relative percentage contributions to our gross revenue in 2003 between permanent placement and temporary and contract revenue in our core industries:

	Permanent Placement Gross Revenue	Temporary/Contract Gross Revenue
General E&T	33.0%	7.7%
IT	25.9%	87.8%
Bio/Pharm	35.2%	3.1%
Other	5.9%	1.4%
Total	100.0%	100.0%

In addition, you should be aware that we may not be able to continue as a going concern over the next twelve months.  See the discussion in “Business Operations” below.

Business Operations

We have experienced net losses from operations since 2001.  We believe these losses were primarily the result of the effects of the recession, which began in 2000, on the employment services industry.  Although we have down-sized our operation over the last three years to try to match our overhead to our revenue, we have not been able to reduce fixed costs enough to offset lower revenue and gross profit.  The profitability of the Company is highly dependent on its direct placement sales, which only recently have started to show some improvement.  We believe that a combination of improved market conditions, restructuring of our present businesses and key acquisitions will eventually enable us to become profitable again.  There can be no assurance that our business plans will be successful.

We believe that the next twelve months will be a critical time period for the Company as we seek to maintain our public listing, divest certain non-core assets, and obtain additional funds through debt or equity financing.  Without obtaining additional funds through debt or equity financing or through the sale of assets, we will be unable to continue as a going concern.  See the discussion concerning our ability to continue as a going concern and our plans addressing the issue in “Liquidity and Capital Resources” in Item 7 and in the audited consolidated financial statements in Item 8 contained herein.  The inability to obtain additional funds could have a material adverse affect on us.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In December 2003, we executed a term sheet with certain accredited investors whereby we agreed to sell them up to $1,650,000 in a new issue of our preferred stock.  The preferred stock would be convertible into ten shares of our common stock.  The sale was closed in March 2004 and was ultimately oversubscribed.  The sale generated gross proceeds to the Company in excess of $2.0 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resources Network, Inc. (see discussion below).

We are currently in negotiations with another public company regarding the potential sale of one of our agencies (the “Proposed Sale”).  Based on the current terms of the Proposed Sale, we would receive cash and securities of the purchaser for the agency which would substantially improve our financial condition.  Since no definitive agreement has been signed yet, we cannot give any assurance at this time that the Proposed Sale will occur.  This agency is primarily involved in temporary and contract staffing and represents approximately 77% of our 2003 temporary and contract staffing revenue.

We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with our capital requirements and business strategy.  There can be no assurance that we will be successful in implementing the changes necessary to accomplish these objectives.

Since 2000, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For the first 21 years of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2003, we had largely reversed the composition of our revenues, with 83% of our revenues generated through temporary and contract staffing and 17% of our revenues from direct placement activities.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes required us to reduce our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30% range.  Management’s target for 2003 was to maintain the direct placement component of revenues between 21% and 25% of total revenue. However, direct placement revenues for the year slipped to 17% of total revenue.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has reduced our annual general and administrative expenses by $6.5 million from 21% of revenues, or $15.0 million, in 2001 to 17% of revenues, or $8.5 million, during 2003 through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of lower direct placement revenues.

During the third quarter 2003, we identified and entered into an agreement to purchase all of the contracts and related receivables of Medical Resource Network, Inc. (“MRN”), a Southern California-based company specializing in the placement of traveling nurses.  MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to grow.  As a result, we structured a transaction in which its nurses transitioned to our employ and we began taking over many back office functions of MRN.  We maintained this relationship through February 2004, allowing us to thoroughly familiarize ourselves with the operations, the business, and the traveling nurse industry.  We ultimately closed the acquisition in February 2004.

The agency involved in the Proposed Sale, described above, derives most of its revenues from information technology contract staffing.  The Proposed Sale will reduce our exposure to the information technology business and allow us to diversify our temporary and contract staffing revenue sources.  The Proposed Sale will also greatly improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our ongoing financial condition.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

Future Business Strategy

Management’s strategy going forward involves three elements: those related to our balance sheet and capitalization; those related to staffing the organization; and those related to our revenues, market presence, margins and operating metrics.

a) Balance Sheet and Capitalization

Improving our balance sheet is a priority in order to attract the additional capital needed to improve our financial viability and to allow us to implement our growth strategy (see “Revenues, Margins and Metrics” below).  As part of this process, we raised more than $2.0 million in March 2004 through the sale of convertible preferred stock.  In addition, during 2003, a potential contingent liability was eliminated (see Item 3 below).  We believe that the Proposed Sale, as described above, assuming it is finalized on the terms currently being discussed, will significantly improve our balance sheet by making cash available to bring a majority of our past due liabilities current and reduce our debts to third parties.  Under the current terms of the Proposed Sale, we believe the sale would also reduce our intangible assets, increase our tangible assets and reduce our total liabilities.  As a result of our improved financial condition if the Proposed Sale is finalized, we should be able to enter into new credit agreements with lenders on better terms than we currently have available to us.  We also believe we should be able to procure funds to allow us to seek acquisitions.

b) Staffing and New Business Development

We are constantly seeking ways to upgrade our organization through aggressive recruitment of talented professional recruiters.  We look for individuals with strong “corporate books” of business.  We have the systems in place to track various performance metrics at the individual recruiter level.  We also monitor productivity at the agency level, the regional level and the industry level.  Every manager understands the interrelationship between “team building” and productivity.  Managers are instructed to assess teams and individual personalities in order to find the right combination of personalities and skill sets that will meet the client’s needs.  Corporate management tracks the organization’s macro efficiency through several key “efficiency metrics” which include: gross margin, net margin and operating income at the agency level.  Management also reviews actual and projected revenues for permanent placements versus temporary and contract staffing in each of our core industries in order to determine potential gross profits and where management needs to focus its attention for future profitability.  Management believes that these metrics allow it to gauge our ability to generate cash from our core operations.  Selling and administrative expenses and other overhead costs, financing costs and other corporate activities are assessed separately and distinctly for their financial impacts.

c) Revenues, Margins and Metrics

Management believes that the worst of the recession is over and that the next few months are an ideal time to grow the Company through acquisitions.  We expect acquisitions and other business combinations to represent the bulk of our growth going forward.  In recent months, we have experienced some year-over-year growth in our existing direct placement business.  As noted, we seek to maintain direct placement revenues at approximately 21% to 25% of total net revenues in order to meet our profit goals.  In 2003, the percentage slipped to 17%.  As such, we are reviewing several potential acquisitions and strategies to bring that percentage back in line with our targets.  Management believes that profitability will also depend on maintaining sufficient contract revenues to cover all fixed costs and on achieving a proper balance with direct placement revenues.  The Proposed Sale will impact our ability to cover our fixed costs but is necessary in order to allow us to improve our financial condition and to expand our business in areas where management feels margins will be better.  Management will, therefore, focus concurrently on its stated acquisition strategy and on improving core productivity of its existing businesses.

We are actively seeking merger and/or acquisition candidates in our target industries that meet our goals for margins and customer quality.  However, our lack of funds has prevented us from pursuing any acquisitions other than MRN during 2004.

Even though margins in the temporary and contract staffing business are lower than in the direct placement business, the revenue is recurring and more predictable and generates margins that help cover fixed costs.  We also have seen that as economic conditions decline, a higher mix of temporary and contract staffing revenue is essential to survival in the staffing industry; however, as the market improves, a shift to a higher mix of direct placement revenue should be implemented.

To obtain greater visibility with our customers, we have been actively seeking to be designated as an “approved vendor” with some of our larger current and prospective clients, offering to undergo the rigorous review of our processes and capabilities that such designation generally entails.

Trademark and Marketing

Our MAGIC trademark, which is registered with the United States Patent and Trademark Office, is and will be the brand name of our business.

Historically, our marketing efforts have been implemented at the local agency level and relied primarily on telephone solicitation, referrals from other Company offices and, to a lesser extent, yellow pages, newspaper advertising, and direct mail.  Currently, we operate under several subsidiary names, including Datatek, Texcel, ISCC, and Management Alliance plus several agency names.  We have begun a review to determine the most effective way to capitalize on the strong local brands of our existing business units, with a view towards creating an organization with a small family of established brands and one national identity:  MAGIC.

Competition

The employment services industry is very competitive and fragmented.  There are limited barriers to entry and new competitors frequently enter the market.  A significant number of our competitors possess substantially greater resources than the Company.  Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, which range from large national companies to local employment staffing entities.  Large national companies that offer employment staffing services include the appropriate technical services, information technology and direct placement business units of Adecco SA, CDI Corp, MPS, Inc. and Manpower, Inc. as well as several other privately held firms.  Other companies we compete with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Robert Half International Inc., Professional Staff, PLC, Comforce Corp., Kforce Inc., Kelly Services, Inc., National Technical Systems, Inc., and TechTeam Global, Inc.  Local employment staffing entities are typically operator-owned, and each market generally has one or more significant such competitors.  In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation and Administaff Inc., which also offer contract staffing services.  National and regional consulting firms also offer certain employment staffing services.  In addition, we are always exposed to the risk that certain of our current and prospective clients will decide to hire full-time employees who will provide the relevant services internally.  There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Regulation

Most states require direct placement firms to be licensed in order to conduct business.  Such licenses may be revoked upon material noncompliance with state regulations.  Any such revocations would have a materially adverse effect on our business within that market.  We believe that we are in substantial compliance with all such regulations and possess all licenses necessary to engage in the direct placement of personnel in the jurisdictions in which we do business.  Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel.  We do not believe that such proposals, if enacted, would have a material adverse effect on our business.

Employees

We had 177 full-time employees as of December 31, 2003.  Of these employees, 132 were personnel consultants and office managers and 45 were administrative employees.  We consider our relations with our employees to be good.

Additionally, we have non-permanent and contract personnel employed from time to time by our Company for placement with clients. As of December 31, 2003, we had 184 temporary and contract personnel on assignment providing staffing services to our clients.

Risk Factors

We will require additional financing to conduct our operations and fund acquisitions.

We do not currently have sufficient financial resources to fund our operations for the next twelve months without obtaining additional debt or equity funding or selling a portion of our assets.  While our lenders continue to supply our capital needs, we received a notice of default from one of our lenders and have entered into a forbearance agreement with another lender until January 2005.  Our factoring and borrowing arrangements have not supplied adequate funds for our operations.  We have had to use other means to provide liquidity.

We have not paid certain vendors when due and have withheld from the IRS our employer and employee payroll taxes.  The amount of unpaid payroll taxes as of November 3, 2004 was approximately $3,558,000 plus penalties and interest.  The IRS placed a lien on the assets of two of our subsidiaries in October 2004, although that lien is currently subordinated to our senior lenders.  As part of the agreement with the IRS, we have agreed to make timely payments on all future payroll taxes that arise after the date of the subordination agreement.  If we fail to maintain timely payments of all federal tax liabilities, the IRS will cancel its subordination agreement, which will cause our senior lenders to cut off our funding.  To repay the IRS, provide operating funds and continue to our acquisition strategy, we need to find additional financing.  The Proposed Sale, discussed above, may provide the needed capital to bring our obligations current.  However, the reduction in revenues and gross profit that unit generates will mean our cash flows will still be inadequate.

Management believes that we will be able to secure other financing once the Proposed Sale takes place that will allow us to pursue our acquisition strategy, which, when combined with improved market conditions and the restructuring of our present businesses, would eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing.  However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans.  It could also force us to seek protection under bankruptcy laws.

Competition for acquisition opportunities may restrict the Company’s future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing market share and presence in the staffing industry through strategic acquisitions of companies that complement or enhance our business.  We have historically faced competition for acquisitions.  In the future, competition could limit our ability to grow through acquisitions or could raise the price of acquisitions to a level where they are less accretive or possibly non-accretive to us.  In addition, we may be limited by our ability to obtain financing to consummate desirable acquisitions.

The recent economic downturn, particularly in the information technology (“IT”) sector, has adversely affected the demand for the Company’s services.

Historically, the general level of economic activity has significantly affected the demand for employment services.  As economic activity slows, the use of temporary and contract personnel tend to be curtailed before permanent employees are laid off.  The current economic downturn has adversely affected the demand for temporary and contract personnel, which in turn has had an adverse effect on our operating results and financial condition.  We expect that future economic downturns will continue to have similar effects.  In addition, the slow down in economic activity reduces our direct placement services as well as companies do not hire new employees.  Overall, the recent economic downturn resulted in lowered demand for our services.  There can be no assurance that demand will increase with improving economic conditions.

We have experienced the economic slowdown in the IT industry that reflected the continued rationalization of excess capacity in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies.  This has reduced the demand for our services, and there can be no assurance that demand will increase with improving economic conditions.  The agency that is involved in the Proposed Sale is predominantly in the IT industry.  We believe that the Proposed Sale, if consummated, will significantly reduce our exposure to the IT industry and allow us to better diversify our revenue sources.

The Company’s current market share may decrease as a result of limited barriers to entry for new competitors and a discontinuation of clients’ outsourcing of their staffing needs.

We face significant competition in the markets we serve and there are few barriers to entry for new competitors.  The competition among staffing services companies is intense.  We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search companies and other providers of staffing services.  A number of our competitors possess substantially greater resources than we do.  We may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients’ needs.  We also face the risk that certain of our current and prospective clients will decide to fill their needs internally.  Further, many staffing customers are now seeking an “offshore” solution, which we do not offer, to support their technology and business process functions.  Minimal barriers to entry for new competitors and client demands for lower pricing will continue to exert pressure on our business.

The Company faces significant employment liability risk.

We employ and place people in the workplaces of other businesses.  An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims.  We have policies and guidelines in place to reduce our exposure to such risks.  However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines: or other material adverse effects upon our business.  Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.  To reduce our exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft.  Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.  Our move into healthcare staffing services also exposes us to increasing litigation in this area.  In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

The Company may be adversely affected by government regulation of the staffing business and the workplace.

Our business is subject to regulation and licensing in many states.  While we have had no material difficulty complying with regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary licenses and approvals or that the cost of compliance will not prove to be material.  If we fail to comply, such failure could have a material adverse affect on our financial results.  We could also be impacted by changes in reimbursement regulations by states or the federal government which make it difficult for our healthcare customers to pay us or require us to lower our rates.  In general, increased government regulation of the workplace, or of the employer-employee relationship, could have a material adverse affect on our business.

The Company may not be able to recruit and retain qualified personnel.

We depend upon the abilities of our staff to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect continued competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

The Company relies on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results.  Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms at each renewal.

The Company has a high concentration of revenues with a limited number of clients so that customer retention is key.

The top three customers accounted for approximately 53% of our total 2003 revenue. As such, a loss of one or more of these customers could have a material adverse impact on our business.  Our high customer concentration, combined with the inherent difficulty of adding new customers in a tough external environment, means retention of existing customers is critical.  These top three clients are part of the agency that is being considered for sale.  This will mean that we must replace a significant amount of our revenue.

The Company may face difficulties integrating acquisitions into existing operations and face unforeseen problems that can accompany acquiring another company.

We continually evaluate opportunities to acquire staffing companies that complement or enhance our business.  These acquisitions involve numerous risks, including:

•    potential loss of key employees or clients of acquired companies;

•    difficulties integrating acquired personnel and distinct cultures into our business;

•    diversion of management attention from existing operations; and

•    assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

Although not expected, the potential operational, cultural and financial strains of any acquisition may ultimately have a negative impact on our business and financial condition.

The Company depends on the proper functioning of its information systems.

We are dependent on the proper functioning of information systems in operating our business.  Critical information systems are used in every aspect of our daily operations, including the identification and matching of staffing resources to client assignments, customer billing and consultant payment functions.  Our information systems are protected through physical and software safeguards, including the use of a third party data storage service.

However, we and our systems are still vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events.  If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify placement opportunities, to maintain billing records, and to bill for services.  In addition, we depend on third party vendors for certain functions whose future performance and reliability we cannot warranty.

The Company’s success depends upon retaining the services of its management team.

We are highly dependent on our management team and expect that continued success will depend largely upon their efforts and abilities.  The loss of the services of certain key executives for any reason could have a material adverse effect upon us.  Our success also depends upon our ability to identify, develop, and retain qualified operating employees, particularly management, client servicing, and candidate recruiting employees.  We expend significant resources in the recruiting and training of our employees, as the pool of available applicants for these positions is limited.  The loss of some of our key operating employees could have an adverse effect on our operations, including our ability to establish and maintain client and candidate professional and technical relationships.

Significant control over the Company is exercised by a limited number of persons.

A majority of our issued and outstanding voting shares are held by a limited number of shareholders. By acting in concert, these shareholders have the ability to control the outcome of matters submitted to a vote of shareholders.

The Company may be adversely affected by material liabilities under its self-insured programs.

We provide medical coverage to our employees through a partially self-insured preferred provider organization.  If we become subject to substantial medical coverage liabilities, our financial results may be adversely affected.  However, we have excess loss insurance coverage which currently limits our liability for one individual in any one year to $55,000. There is an aggregate limit on the excess loss coverage of approximately $1,000,000.

The Company has not made all payments to its 401(k) plan on a timely basis.

We have not made all of our 401(k) plan payments on a timely basis, which could result in penalties from the Department of Labor.  To avoid or reduce any potential penalties, we may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.  At November 19, 2004, we had not remitted approximately $87,000 of employee contributions to the 401(k) plan for the period from August to November 2004.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

We are subject to periodic federal, state and local income tax audits for various tax years.  Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on us.

The Company’s stock price may be volatile.

Our common stock was traded on The American Stock Exchange (“AMEX”) under the symbol “HIR”. We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading until the Company had made public certain material information.  The halt in trading continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  The market price of our stock fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results; changes in general conditions in the economy, the financial markets, and the employment services industry; or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance.  In an October 2004 meeting with the AMEX, the

Exchange Qualifications Panel affirmed the recommendation of the AMEX staff that our common stock be delisted.  We are appealing this ruling. If we are delisted, this could affect the ability of our shareholders to sell their stock.  In addition, it makes our ability to use our common stock as a source of additional financing more difficult.

If the Company obtains new debt or equity financing, that financing may dilute current shareholders or may limit the Company’s right to pay future dividends.

Any future issuances of equity securities may result in a dilution of our current shareholders.  In addition, the issuance of new equity or debt securities may also limit the dividends that we may pay, prevent us from redeeming or purchasing our own stock or result in a change in control of the Company.

We issued convertible preferred stock in March 2004.  Each share of preferred stock has 10 votes on any matter that is subject to stockholder approval, thus diluting the voting rights of the current shareholders.  In addition, the dividends on our preferred stock issued in 2004 are in arrears; therefore, we cannot pay dividends on, make other distributions to, redeem or purchase our common stock.

We have also signed a new debt agreement with a senior lender in 2004 that prevents us from paying dividends on our common stock or purchasing our own stock.

Potential increase in costs related to being a public company.

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act.  These additional costs relate to higher audit fees and legal fees we will incur as well as for the cost involved in complying with the audit of our internal controls that will be required for our 2005 fiscal year.  In addition, the audit of our 2003 financial statements was more expensive than anticipated and lead to additional personnel costs and professional service fees to complete the preparation of these financial statements and to prepare the 2004 quarterly financial statements.

Significant increases in payroll-related costs could adversely affect the Company’s business.

We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation insurance, FICA, and Medicare, among others, for our employees and personnel.  Significant increases in the effective rates of any payroll-related cost likely would have a material adverse effect upon us.  Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel.  Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits.  We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

Item 2.                    Properties

As of December 31, 2003, we lease approximately 34,000 square feet in Dallas, Texas at our corporate headquarters; the remaining term of this lease is eight years.  We also lease approximately 10,800 square feet in Houston, Texas; 3,200 square feet in Austin, Texas; 3,000 square feet in Atlanta, Georgia; 11,575 square feet in Philadelphia, Pennsylvania; 3,400 square feet in Denver, Colorado; 3,500 square feet in Raleigh, North Carolina; 2,400 square feet in Phoenix, Arizona; and 8,000 square feet of warehouse space in Addison, Texas.  We also have added a lease for 1,200 square feet in Palm Desert, California that was obtained in connection with the 2004 acquisition of MRN. Such leases generally range from three to five years. The cost of all of our office leases is approximately $1.1 million per annum.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.

Item 3.                    Legal Proceedings

In 1996, as previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2003, a lawsuit was filed by Ditto Properties Company (“DPC”) against DCRI LP No. 2 (the “Ditto Litigation”).  Later, Mr. J. Michael Moore, our Chief Executive Officer, and the Company were added to the lawsuit, and we filed a counterclaim.  The lawsuit styled Ditto Properties Co. v. DCRI L.P. No. 2, Inc., et al., Adversary Proceeding No. 03-3161 included the claims asserted by DPC against the Company as well as counterclaims asserted by the Company against DPC.  In November 2003, we resolved the DPC litigation.  In a week-long trial beginning November 17, 2003, in the Bankruptcy Court for the Northern District of Texas, Dallas Division, we received a directed verdict in our favor on all counts against us.  A similar verdict was rendered in favor of our co-defendants including Mr. Moore.  We were not, however, granted relief on our counterclaim against DPC.  Effective January 21, 2004, DPC relinquished its appeal rights in a written statement to the Court.

In the past, we had incurred legal fees on our own behalf and had funded certain of the legal fees and expenses of Mr. Moore and/or DCRI L.P. No. 2 (“L.P. No. 2”) in connection with the Ditto Litigation.  As the result of our being named as a defendant in such case, in 2001 we, Mr. Moore and L.P. No. 2 decided that we should have separate counsel from Mr. Moore and L.P. No. 2. Our Board of Directors (a) approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore and L.P. No. 2 in the Ditto Litigation, (b) authorized us to enter into an Indemnification Agreement with each of our officers and directors, pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) approved an amendment to the Bylaws of the Company to require us to indemnify our present and former officers and directors to the fullest extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

During the year ended December 31, 2003, two actions were filed against several employees of the Company seeking to enforce certain non-compete covenants between the Company’s employees and their former employer.  One of these actions included the Company and its Chief Executive Officer alleging that we interfered with the non-compete contracts.  This case, Oxford Global Resources, Inc. v. Michelle Weekley-Cessnum, et.al. Civil Action No 3:04-CV-0330-N, was filed in the United States District Court for the Northern District of Texas, Dallas Division.  The case is in its early stages, and the Company cannot determine what loss, if any, may result from the final settlement of this case.  The Company has agreed to pay the legal fees of its employees in connection with this action.

As of December 31, 2003, we are also involved in certain other litigation and disputes. With respect to these matters, management believes the claims against us are without merit and believes that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4                     Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.                    Market Price of Registrant’s Common Stock and Related Stockholder Matters

Our common stock has been traded on the American Stock Exchange (“AMEX”) under the symbol “HIR” since September 30, 1997.  Prior to that it was traded in the over-the-counter market and listed in pink sheets under the symbol “HIRE”.  The following table sets forth the range of high and low sales prices for the common stock as reported on the AMEX for the two years ended December 31, 2003. We asked the AMEX to halt trading in our common stock on June 4, 2004 to prevent trading in our stock until we had made public certain material information.  The trading halt continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  If we are delisted, we will try to have our stock listed on the Nasdaq SmallCap or quoted on the OTC Bulletin Board system. As a result of the trading suspension, there has been sporadic trading in our common stock on the pink sheets.

	2003		2002
	High	Low	High	Low
Quarter Ended:
March 31	$0.50	$0.13	$1.10	$0.60
June 30	1.40	0.39	0.80	0.30
September 30	1.10	0.55	0.80	0.30
December 31	1.85	0.51	0.35	0.08

As of November 1, 2004, we had approximately 330 holders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future on the common stock.  Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.  In addition, one of our credit facilities also prevents us from paying dividends on our common stock and, if dividends are in arrears on our preferred stock that was issued in 2004, then we are also prevented from paying dividends on our common stock.

Following is a summary of securities authorized for issuance under equity compensation plans (in thousands except per share data):

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,522	$0.80	132

Equity compensation plans not approved by security holders	—	—	—

In October 2002, as amended in February 2003, in consideration of an agreement to issue a partial guarantee of up to $900,000 of our obligations under the debt facility from GE Capital (the “GE Facility”), the Board of Directors granted to Mr. J. Michael Moore, our chief executive officer, a warrant to purchase 2,700,000 shares of common stock at the exercise prices of $0.15 for 900,000 shares of common stock, $0.16 for 900,000 shares of common stock, and $0.19 for 900,000 shares of common stock, with Mr. Moore obligated to purchase at least 900,000 shares of common stock covered by this warrant in 2003.  Pursuant to the rules of the AMEX, the listing of the shares underlying the warrant required shareholder approval.  Accordingly, we submitted this matter to shareholders of record at the annual meeting, which was held on June 6, 2003, in Dallas, Texas.  The grant was approved by a majority of shareholders representing 58.2% of issued and outstanding shares.  Neither the issuance of this warrant, nor the shares to be issued upon exercise of this warrant, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

As of December 31, 2002, in connection with the restructuring of our obligations to the former owners of Texcel, we granted additional warrants to purchase 7,357 shares, 3,956 shares and 2,007 shares to Thomas W. Rinaldi, Gary E. Kane and Paul J. Cornely, respectively. These warrants expire on December 1, 2006 and have an exercise price of $0.27 per share.  Contemporaneously, the exercise price of the 86,680 shares of common stock available under warrants previously granted to these persons was adjusted from $0.57 per share to $0.27 per share.  This brought the total number of shares of common stock to be issued to them under these warrants to 100,000.  Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During 2003, we entered into contracts for consulting and legal services with various parties.  As part of their compensation, they were issued warrants for a total of 30,000 shares of our common stock with exercise prices ranging from $0.20 to $1.20.  Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During 2003, the Company issued stock options to various directors, managers and employees of the Company to purchase approximately 1,324,000 shares of common stock, at an average exercise price of $0.32 per share.  These shares were granted under the previously approved Amended and Restated 1996 Non-Qualified Stock Option Plan, the 1998 Non-Qualified Employee Stock Option Plan and the 1998 Non-Employee Director Stock Option Plan.  Included in the options granted were options issued in an exchange plan approved by the Board of Directors for current employees, and for non-employee directors (subject to shareholder approval).  Those employees and directors holding options under either the 1996 or 1998 plans with exercise prices above $2.50 per share were offered the opportunity to exchange those options on a 1 for 5 ratio (meaning that for every 100 shares exchanged the holder would receive 20 shares) at an exercise price of $0.24 per share.  Options for approximately 405,000 shares were exchanged and cancelled for new options for approximately 81,000 shares of our common stock.

Effective December 31, 2003, the Board approved a modification and second amendment to the Shareholder Rights Agreement (the “Rights Agreement”).  The Rights Agreement provides certain rights to our existing shareholders to purchase additional shares of our common stock at a below market price upon the occurrence of certain trigger events.  The second amendment vests the Board with discretion to suspend operation of the Rights Agreement where an event which would otherwise trigger the Rights Agreement is deemed to be in the shareholders’ best interests.

Item 6.                    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7 contained herein.

Selected Financial Operating Results for the five years ended December 31, 2003:

Years Ended December 31, (Amounts in thousands, except per share amounts)	2003	2002	2001	2000	1999

Operating results:
Net staffing service revenue	$50,541	$51,828	$71,593	$81,005	$53,644
Gross profit	15,586	17,670	28,985	42,123	34,060
Income (loss) from continuing operations before income taxes	(3,882)	(6,001)	(4,872)	2,983	2,223
Income tax (benefit) expense	—	(30)	(894)	1,190	855
Income (loss) from continuing operations	(3,882)	(5,971)	(3,978)	1,793	1,368
Loss from discontinued operations, net of income tax benefit	—	—	—	(81)	(1,305)
Net income (loss)	$(3,882)	$(5,971)	$(3,978)	$1,712	$63

Earnings per common share:
Income (loss) from continuing operations:
Basic	$(1.27)	$(2.12)	$(1.41)	$0.64	$0.49
Diluted	$(1.27)	$(2.12)	$(1.41)	$0.64	$0.49
Loss from discontinued operations:
Basic	—	—	—	$(0.03)	$(0.47)
Diluted	—	—	—	$(0.03)	$(0.47)
Net income (loss):
Basic	$(1.27)	$(2.12)	$(1.41)	$0.61	$0.02
Diluted	$(1.27)	$(2.12)	$(1.41)	$0.61	$0.02
Weighted average common shares:
Basic	3,062	2,810	2,813	2,791	2,760
Diluted	3,062	2,810	2,813	2,796	2,778

Financial Position:
Working capital (deficit)	$(6,585)	$(3,108)	$(2,519)	$8,410	$4,112
Total assets	15,368	15,545	23,213	31,811	22,548
Short-term debt and current maturities	5,200	4,808	6,488	1,449	2,714
Long-term debt	69	158	424	7,855	1,591
Stockholders’ equity	1,774	5,147	10,981	14,829	12,928

Notes to Selected Financial Operating Results Data:

1.                                       2003 reflects a charge of $229,000 related to stock-based employee compensation expense from the adoption of fair value accounting using the modified prospective method.

2.                                       2002 reflects a loss of $1,997,000 on the sale of an agency on December 20, 2002.  Also, in 2002, there was no amortization of goodwill due to the adoption of Statement of Financial Accounting Standards No. 142.

3.                                       2000 results include the results from March 7, 2000 for an acquisition of an agency acquired on that date.

4.                                       1999 results include the results from August 6, 1999 for an acquisition of an agency acquired on that date.

5.                                       For 2000 and 1999, certain items have been reclassified to conform to current year disclosure.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Selected Financial Data in Item 6 and the audited Consolidated Financial Statements in Item 8 contained herein.

Overview

We are a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2003, we offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

We currently operate offices in the following locations:

Arizona	Phoenix
California	Palm Desert
Colorado	Denver
Georgia	Atlanta
Pennsylvania	Philadelphia
Texas	Dallas, Houston and Austin

The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. Our executive offices, located in Dallas, Texas, provide corporate governance and risk management, as well as certain other accounting and administrative services, for our offices.

We believe that we will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets.  See “Liquidity and Capital Resources” below for a discussion of our ability to continue as a going concern and our plans for addressing those issues.  The inability to obtain additional funds could have a material adverse effect on the Company.

Transformation of Our Business

The changing environment of the job market over the past three years has caused staffing companies to either change with the times or perish.  To adjust with the trends, we have:

•                  shifted our revenue mix to focus more on temporary and contract staffing services rather than direct placements;

•                  eliminated excess overhead of maintaining local offices to serve customers and realigned our geographical presence into regional offices;

•                  exited the high risk telecommunications industry through the sale of one of our agencies in December, 2002, and began new strides into the healthcare industry;

•                  focused our sales force on Fortune 500 companies; and

•                  reduced fixed expenses to better align our cost structure with lower margin temporary and contract staffing services.

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2003, we had largely reversed the composition of our revenues, with 83% of our revenues generated through temporary and contract staffing and 17% of our revenues from direct placement activities.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes included reducing our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30% range.  Management’s target for 2003 was to maintain the direct placement component of revenues between 21% and 25% of total revenue. However, direct placement revenues for the year slipped to 17% of total revenue.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has reduced our annual general and administrative expenses by $6,592,000 from 21.0% of revenues, or $15,043,000, in 2001 to 16.7% of revenues, or $8,451,000, during 2003 through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of the lower direct placement revenue.

While these steps have cut expenses and stabilized our revenues over the last two years, they have not been enough to stem our negative cash flow.  We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next few months.  If these changes are not accomplished, we may be unable to continue as a going concern.

During the third quarter 2003, we identified and entered into an agreement to purchase all of the contracts and related receivables of Medical Resource Network, Inc. (“MRN”), a Southern California-based company specializing in the placement of traveling nurses.  MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to grow.  As a result, we structured a transaction in which its nurses transitioned to our employ and we began taking over many back office functions of MRN.  We maintained this relationship through February 2004, allowing us to thoroughly familiarize ourselves with the operations, the business, and the traveling nurse industry.  We ultimately closed the acquisition in February 2004.

We are currently in negotiations with another public company regarding the possible sale of one our agencies (the “Proposed Sale”).  If the Proposed Sale is consummated under its current terms, it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that the Proposed Sale will reduce our exposure to the information technology industry and allow us to diversify our sources of revenue.  The Proposed Sale will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our ongoing financial condition.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

Our Position in the Industry

The staffing industry is highly fragmented with numerous national, regional and small local firms all competing.  Many of these smaller companies either have not repositioned themselves for the changing marketplace or lack the financial resources to continue after two extremely difficult recession years.  As noted, we face competition from several competitors who are larger and have greater financial resources. However, we believe that we have several favorable attributes which give us an advantage over smaller competitors:

•                  a new database operating system that is currently being implemented;

•                  the ability to attract Fortune 500 clients; and

•                  our leadership within the industry organization, the National Association of Personnel Services (“NAPS”).

We believe that the worst of the economic downturn is behind us and the industry is primed for increased consolidation.  Accordingly, we believe we are making changes that will leave us well positioned to take advantage of these industry consolidation trends.

Future Growth through Acquisitions

Management decided to move decisively into the healthcare industry by establishing a discreet Healthcare sector, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmaceutical specialists.  We continue to believe that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favor sustained growth and acceptable margins.  As a result, during the first quarter of 2003, we formed several new operating agencies collectively called Magic Healthcare. We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this area.  We also began looking for acquisitions and/or affiliations within the healthcare sector.  The acquisition of the assets of MRN in February 2004 was part of this focus.  In the direct placement market, we have placed additional emphasis on the Bio/Pharm market which has shown and, we believe, will continue to show strong internal growth.

Notwithstanding the Proposed Sale of one of our agencies which is designed to provide us with much needed liquidity, we are committed to an acquisition policy going forward.  With the growing industry trend towards lower-margin contract and temporary staffing, size matters.  Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the Company as a nationwide staffing firm and leverage its customer base into new geographical regions.  More importantly, as the size of the company’s revenues increase, fixed costs as a percentage of revenues should decrease.  Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company.  To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing.  We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

Sale of Preferred Stock

During December 2003, we executed a term sheet with certain accredited investors whereby we agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  The offering was oversubscribed and closed in March 2004.  We issued 209,875 shares of the Series A convertible preferred stock (the “Preferred Stock”), par value $10, and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as commission related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having 10 votes on all matters submitted to our shareholders.  If the dividends due on the Preferred Stock are in arrears, we cannot pay dividends on, make other distributions to, redeem or purchase our common stock.  Because of our current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.

Each share of Preferred Stock is convertible at the option of the holder into ten shares of common stock.  Each share of Preferred Stock is convertible at our option at any time after the occurrence of a trade of a share of our common stock on a national securities exchange for a price exceeding $2.00 per share; however, only after eight dividend payments have been made.  Each share of Preferred Stock automatically converts after at least 825,000 shares of our common stock have traded on a national securities exchange for a price exceeding $3.00 per share, subject to the payment of at least eight dividend payments and the common stock into which they are convertible having been registered.

We paid $189,375 out of the proceeds for commissions to agents involved in the offering.  In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for commissions to an agent in the offering.  Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.

Warrants were issued to certain agents in connection with the offering.  We issued warrants for 169,428 shares of our common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by us for the fiscal year ending December 31, 2004.

RESULTS OF OPERATIONS

The Year Ended December 31, 2003 Compared to The Year Ended December 31, 2002

Service Revenues and Gross Profit

($ in thousands)	2003	2002	Difference

Direct placements	$8,663	$10,710	$(2,047)
Temporary and contract staffing	41,878	41,118	760
Total staffing revenues	50,541	51,828	(1,287)

Direct costs of temporary and contract staffing	(34,955)	(34,158)	(797)
Gross profit	$15,586	$17,670	$(2,084)

For the year 2003, net service revenue decreased $1,287,000, or 2.5%, to $50,541,000 as compared to $51,828,000 for the previous year.  To offset the lack of hiring of permanent employees during this recovery, management focused on growing our temporary and contract staffing business.  As a result, revenues from contract and temporary staffing increased $760,000, or 1.8%, while direct placement revenue decreased $2,047,000, or 19.1%.  In 2003, the percentage of temporary and contract staffing revenues to total revenues rose to 83% versus 79% in 2002, which allowed us to have more consistent revenues and cash flows over the period.  However, we believe that the Company will be better served to maintain a target ratio where direct placement revenues represent at least 21% of total revenues as the job market improves.  We believe that this represents a more desirable balance between our contract business, which leverages well, and our direct placement business, which generates much higher margins and cash flow.  The sale of one of our divisions in 2002 resulted in a decrease in direct placement revenues of $32,000 and temporary and contract staffing revenues of $8,130,000 in 2003 as compared to 2002.  The decrease in temporary and contract staffing revenue was offset by increased sales of $8,890,000 at our other agencies.

For the year 2003, gross profit decreased by $2,084,000, or 11.8%, to $15,586,000 as compared to $17,670,000 in the previous year. Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Contract margins on the other hand can range anywhere from 6% to 36% depending on our level of overall involvement in the contract.  Therefore, when direct placement revenues declined from 2002 to 2003, our gross profit registered a corresponding $2,047,000 decline as well.  The sale of one our divisions in 2002 resulted in a decrease in our gross profit on temporary and contract staffing of $1,351,000 in 2003 as compared to 2002.  All but $37,000 of this decrease was offset by increased gross profits on temporary and contract staffing at our remaining agencies.  Our gross margin on our temporary and contract staffing business declined slightly in 2003 to 16.5% from 16.9% in 2002.  Overall gross profit, as a percentage of net service revenue, declined to 30.8%, as compared with 34.1% in the previous year, due primarily to the drop in direct placements with its 100% margins.

The agency involved in the Proposed Sale specializes in IT contract staffing and accounted for approximately 77% of our total temporary and contract staffing revenue.  The Proposed Sale, if it takes place, will result in a significant decrease in our revenues.  The gross profit on their sales during 2003 was approximately 13.5%.  As a result, we will have less gross profit available to cover our operating expenses.  While a portion of our operating expenses will also be reduced, they will not decrease in proportion to the revenues lost.  In addition, we expect that the Proposed Sale will possibly impact our interest expense as we will not be financing their receivables, which represent approximately 59% of total receivables.  While the sale will correct our liquidity problems in the short-term, we will have to cut either overhead costs or replace the revenue to return to profitable operations.

Operating expenses

Operating expenses amounted to $18,332,000 for 2003, a decrease of $1,801,000, or 8.9%, as compared to the previous year.  Included in operating expenses for 2003 were $8,333,000 of selling expenses, a decline of $576,000 from 2002.  The decline was due primarily to the decrease in commissions paid from the decrease in direct placement revenues. In addition, general and administrative expenses declined by $1,242,000, or 12.8%, as compared to the previous year.  Part of the decrease was due to the sale of one of our agencies in 2002 which had $968,000 of expenses during 2002.  The remaining decrease was due to cost cutting initiatives at our other agencies.  We recorded a non-cash stock-based employee compensation charge of $229,000 in 2003 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation.  There was no similar expense in the prior year.  Depreciation and amortization expense increased to $1,319,000 as compared to $1,139,000 in the previous year.  During 2003, we adjusted the lives of computer equipment from five to four years and of furniture from five to seven years.  We also determined that certain other computer equipment did not provide any future benefit to us.  The total charge in 2003 for these adjustments to depreciation expense was $368,000.  Also, in 2003, the Company recorded no charges for restructuring and severance expense compared to $392,000 in the previous year.

We do not expect that operating expenses will change significantly in 2004, except for expenses related to audit, legal and other consulting, which we believe will be substantially higher than during 2003.  These expenses will increase due to costs incurred in preparing the 2003 audited financial statements and the 2004 quarterly financial statements as well as meeting the requirements of Sarbanes-Oxley.  We also believe that in 2005 we will have substantial expenditures related to complying with the audit of our internal control procedures required under Sarbanes-Oxley.  The agency involved in the Proposed Sale accounted for approximately 10% of our operating expenses during 2003.  The Proposed Sale, if consummated, would reduce our expenses once the sale is effective.

Other expense items

For the year 2003, net interest expense decreased by $381,000 to $1,169,000, due primarily to lower interest expense under our line of credit with Greenfield Commercial Credit as compared to our GE Facility in 2002.  In 2002, the Company had a loss on the sale of assets of $1,996,000, which was principally the loss of $1,997,000 on the sale of one of our agencies, as compared to a loss on the sale of fixed assets of $25,000 in 2003.  Other income increased by $50,000 between 2003 and 2002.

Income Taxes

We reported an income tax benefit of $30,000 in 2002.  We did not report any income tax benefit from our losses before income taxes in the current year.  The decreased benefit was the result of the increase in our deferred tax asset valuation allowance due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

The Year Ended December 31, 2002 Compared to The Year Ended December 31, 2001

Service Revenues and Gross Profit

($ in thousands)	2002	2001	Difference

Direct placements	$10,710	$18,163	$(7,453)
Temporary and contract staffing	41,118	53,430	(12,312)
Total staffing revenues	51,828	71,593	(19,765)

Direct costs of temporary and contract staffing	(34,158)	(42,608)	8,450
Gross profit	$17,670	$28,985	$(11,315)

For the year 2002, net service revenue decreased $19,765,000, or 27.6%, to $51,828,000 as compared to $71,593,000 for the previous year.  Revenue derived from temporary and contract staffing decreased $12,312,000, or 23.0%, and direct placement revenue decreased $7,453,000, or 41.0%. These results reflected the decrease in IT temporary and contract staffing as well as the continuing effect of general hiring freezes and staff reductions implemented by our customers.  In 2002, the percentage of contract placement revenues to total revenues had risen to 79% versus 75% in 2001.  We are focusing on the development of our contract placement revenues because, while somewhat lower in margin, they are recurring and thus more predictable and easier to forecast.

For the year 2002, gross profit decreased by $11,315,000, or 39.0%, to $17,670,000 as compared to $28,985,000 in the previous year.  Overall gross profit, as a percentage of net service revenue, declined to 34.1%, as compared with 40.5% in the previous year, due primarily to a greater emphasis on the temporary and contract placement business.

Operating expenses

Operating expenses amounted to $20,133,000 for 2002, a decrease of $12,605,000, or 38.5%, as compared to the previous year.  Included in operating expenses in 2002 were $8,909,000 of selling expenses, a decline of $6,077,000 from the prior year due primarily to the decrease in commissions paid on lower direct placement revenues.  In addition, general and administrative expenses declined by $5,350,000, or 35.6%, as compared to the previous year.  Cost cutting initiatives implemented throughout 2001 and 2002 involving a review of our business processes, organizational structure and level of our permanent workforce, accounted for the decrease in general and administrative expenses.  Depreciation and amortization expense amounted to $1,139,000 as compared to $1,918,000 in the previous year period.  The decrease was due primarily to the adoption of the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, under which goodwill and certain intangibles were no longer amortized.  Also, in 2002, the Company recorded a charge for restructuring and severance expense of $392,000 as compared to $791,000 in the previous year.  Approximately $339,000 of the decrease was related to the resignation of our former president in 2001.

Other expense items

For the year 2002, net interest expense increased by $433,000 as compared to the previous year.  Included in the interest expense for 2002 was approximately $400,000 related to default waiver fees paid on the GE Facility, $200,000 related to securing financing with Greenfield Commercial Credit and $110,000 associated with the issuance of a warrant to our Chief Executive Officer, J. Michael Moore, as consideration for his partial guarantee of the our GE Facility obligation.  For the year 2001, interest expense included approximately $300,000 related to default wavier fees and the write-off of previously deferred commitment fees on the GE Facility as a result of the events of default and $99,000 associated with the issuance of warrants to the former owners of two agencies we had acquired.  The remaining interest expense is associated with borrowings on our line of credit and deferred payment obligations related to our acquisitions.  For the year 2002, we reported a loss of $1,997,000 on the sale of one of our agencies in December 2002.

Income Taxes

We reported an income tax benefit of $30,000 as compared to income tax benefit of $894,000 for the previous year.   The decreased benefit was the result of the increase in our deferred tax asset valuation allowance due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2003 was $163,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash provided by financing activities during the year totaled $1,183,000, resulting primarily from the increase in obligations not liquidated because of outstanding checks, from financing provided by our working lines of credit and factoring of our receivables during the year and a loan from Mr. Moore to us.  Cash used by investing activities of $1,047,000 represented contingent payments due on an acquisition of $410,000, advances to a company acquired in 2004 of $499,000 and capital expenditures of $138,000.  Cash used by operating activities was $143,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 37.6% from levels achieved in 2000.  We have also reported net losses for the last three years as a result of the decline in our business, and our current liabilities of $13.1 million exceed our current assets of $6.5 million.

The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  We operate with minimal cash balances as all cash receipts are deposited into our lockboxes, which are swept daily by our lenders.  While we have generally sought to borrow the maximum amounts available from these facilities during 2004, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in our having to use other measures to continue to fund operations.

During 2003 and 2004, we reduced staff and closed offices to reduce the funds outflow.  We have also not paid all employer and employee payroll taxes when due.  The amount of unpaid payroll taxes at November 3, 2004, was approximately $3,558,000 plus penalties and interest.  As a result of these past due payroll tax liabilities, we are in violation of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against us or our officers and directors.  However, our management believed that these steps were necessary at the time to maintain the Company while we sought to correct our cash flow problems.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  Our lenders are continuing to fund us.  We agreed on an Amended Forbearance Agreement with one lender that gives us until January 27, 2005 to cure the IRS payroll tax problem.  The other lender has not signed an agreement but has continued to fund.  This lender may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In March 2004, we completed the sale of Preferred Stock, as described above.   The sale generated net proceeds to us of approximately $1.9 million.  This capital was used for general working capital purposes and to purchase certain assets of MRN.

If the Proposed Sale is consummated based on its current terms, it would provide us with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Since no definitive agreement has been signed yet, we cannot give any assurance at this time that the Proposed Sale will occur.  The agency involved in the Proposed Sale is primarily involved in information technology temporary and contract staffing and represents approximately 77% of our 2003 temporary and contract staffing revenue.

We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with our capital requirements and business strategy.  We will also seek acquisitions to replace the revenues lost in our Proposed Sale by acquiring small companies where we can absorb their back office operations into our own.  There can be no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

If the Proposed Sale takes place, management believes that we will be able to secure other financing that will allow us to pursue our acquisition strategy, which, when combined with improving market conditions and the restructuring of our present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing.  However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan.  Currently, the American Stock Exchange is seeking to delist the Company which could make using our common stock in procuring financing more difficult.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.

Our continuation as a going concern is dependent upon our ability to obtain additional financing and, ultimately, to attain and maintain profitable operations.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2003:

($ in Thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,753	$1,116	$1,942	$1,617	$2,078
Capital leases	164	83	81	—	—
Long-term debt	1,236	1,236	—	—	—

Total	$8,153	$2,435	$2,023	$1,617	$2,078

Critical Accounting Policies

Revenue Recognition and Cost of Services

We derive our revenues from two segments: direct placement and temporary and contract staffing.  We record revenues for temporary and contract staffing services at the gross amount billed the customer in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent.  We believe this approach is appropriate because we identify and hire qualified employees, select the employees for the staffing assignment, and bear the risk that the services provided by these employees will not be fully paid by customers.

Fees for direct placement of personnel are recognized as income at the time the applicant accepts employment.  Revenue is reduced by an allowance for estimated losses in realization of such fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period).  Fees charged to clients are generally calculated as a percentage of the new employee’s annual compensation.  There are no direct costs for direct placements.  Commissions paid by us related to direct placements are included in selling expenses.

Revenues from temporary and contract staffing are recognized upon performance of services.  The direct costs of these staffing services consist principally of direct wages and related payroll taxes paid to non-permanent personnel.

Allowances on Accounts Receivable

The Company accrues an allowance for estimated losses on the realization of permanent placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on permanent placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Actual losses may be different than the estimates used to calculate the allowances.

Stock-Based Employee Compensation

Effective January 1, 2003, the Company adopted the fair value recognition method of accounting for stock-based employee compensation.  Under the modified prospective method of adoption selected by us, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method been applied to all options granted, modified or settled after December 31, 1994.  The actual expense charge depends on the method and factors used to calculate the fair value of the options at their grant date.  We begin recognizing such compensation cost as if all grants will entirely vest.

Prior to January 1, 2003, the Company elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, no compensation expense was normally recognized for options granted because their exercise price usually equaled the market price of the underlying stock on the date of grant.

Self-Insurance Reserves

We are self-insured for our employee medical coverage.  Provisions for claims under the self-insured coverage are based on our actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits.  Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2003.

Goodwill, Non-Compete Agreements and Property and Equipment

These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of their value.  We may also determine that the lives being used to amortize property and equipment do not reflect actual usage of these assets and may adjust their value accordingly.

Income Taxes

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes.  A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely.  We maintain a 100% valuation allowance against our deferred tax assets currently.  The valuation allowance is subject to periodic review, and we may determine that a portion of our deferred tax asset may be realizable in the future.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections.  In most instances, SFAS 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon application, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria for such classification should be reclassified to conform to the provisions of SFAS 145.  The adoption of SFAS 145 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting and disclosure requirements for guarantees.  Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that many instruments formerly classified as equity will be classified as liabilities.  The statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  It also does not affect the classification of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.   The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This statement retains the disclosures provided in the original SFAS No. 132 but adds disclosures describing the type of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized for annual and interim periods.  The revised statement is generally effective for fiscal years ending after December 15, 2003.  We do not currently have any contributory plans that would require the additional disclosure.

In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of that entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after March 15, 2004.  We do not believe the adoption of this Interpretation will have a material effect on our consolidated financial statements.

Item 7A.                 Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on our line of credit borrowings.  Our factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of accounts receivable that are accepted.  Since the Company had no material cash equivalent short-term investments at December 31, 2003 nor any line of credit based on current interest rates, there would be no material change in our interest expense or income due to a change in interest rates.  During 2004, we did enter into a line of credit that is based on prime.  To the extent we have borrowed against that line of credit, any change in the prime rate will increase our borrowing cost.

Item 8.                    Financial Statements and Supplemental Data

The audited financial statements and related footnotes as well as supplemental data can be found beginning with the Index to Financial Statements and Financial Statement Schedule following Part IV of this Annual Report on page F-1.

Item 9.                    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

The information required by this item has been previously disclosed by the registrant in a Form 8-K filed September 24, 2004.

Item 9A.                 Controls and Procedures

Within ninety days of the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934).  Except as discussed below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s management has advised the Company’s Audit Committee that during the course of the fiscal 2003 audit, material weaknesses in internal controls were noted relating to: (1) lack of documentation supporting the date for booking direct placement revenue for financial reporting purposes and (2) documentation regarding the issuance and terms of certain derivative securities issued as compensation to employees and directors as well as payments for services.

In response, the Company conducted a verification of all sales immediately preceding and following the end of the first quarter of 2003 and year end 2003.  The Company also performed a cash collection review to insure that all sales booked were valid.  Additionally, the Company analyzed the trends related to billing and collections during and subsequent to the second quarter of 2003, noting a higher than expected variability in the first quarter when compared to the rest of the year, hence additional scrutiny was placed on the first quarter revenue recognition.

In addition, the Company contacted recipients of certain derivative securities awards to verify the terms of their grants.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements included in this report on Form 10-K.  The Company recognizes the need for additional documentation of processes and, in some cases, enhanced procedures, and has begun a review of internal controls and upon completion of the review will initiate corrective measures to address all identified deficiencies.

Except for the review and any resulting corrective measures referred to above, there have been no other changes in the Company’s disclosure controls and procedures since December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors

The table and text below set forth the name, age, current position and term of office of the Company’s current directors.

Name	Age	Position
J. Michael Moore	57	Chairman of the Board and Chief Executive Officer
John Gilreath	51	Chairman of the Audit Committee
Mark E. Cline	52	Director
Samuel E. Hunter	69	Chairman of the Compensation Committee

MARK E. CLINE, 52, has been a director of the Company since July 9, 2002.  Since 1985, Mr. Cline has served as President of Memphis, Inc., a Dallas-based entity engaged in owning and operating food and beverage establishments.  Since April, 1999, he has also served as President of Nimrod, Inc., a Dallas-based real estate development concern, and since November 2003, as a President and Director of Cytomedix, Inc., a Little Rock, Arkansas-based biotechnology development company.  Mr. Cline serves on the Audit and Compensation Committees.

JOHN M. GILREATH, 50, has been a director of the Company since February 19, 2003.  Since December 2002, Mr. Gilreath has served as Chief Operating Officer and Director of FInance of Entera Entertainment, Inc., a Washington, D.C.-based film distribution company.  From April 2001 to December 2002, he served as Vice President of Allegiance Capital Corporation, a Dallas-based middle market investment bank, and from April 1996 to April 2001, he served as Managing Director of DSJ Consulting, L.L.C., a Tulsa-based corporate finance consulting company.  Mr. Gilreath serves as Chairman of the Audit Committee and on the Compensation Committee.

SAMUEL E. HUNTER, 69, has been as a director of the Company since February 1997.  Since July 2000, Mr. Hunter has served as Senior Vice President and Manager of the Sales Trading Desk for the New York office of the Charlotte-based Interstate Group.  From October 1997 to June 2000, Mr. Hunter served as Senior Vice President of Sales for OptiMark Technologies, Inc., a New York-based electronic trading network.  Mr. Hunter is also a minority shareholder and director in Pursuant Technologies, Inc.  See “Certain Relationships and Related Party Transactions.”  Mr. Hunter serves as chairman of the Compensation Committee and on the Audit Committee.

J. MICHAEL MOORE, 57, has been our Chairman of the Board of Directors since May 1991, and Chief Executive Officer since May 1993.  He has served as President and Chief Executive Officer of United States Funding Group, Inc., a Dallas-based corporation, since 1986.  He is the principal shareholder of DCRI L.P. No. 2, Inc., a Texas corporation, which holds voting and investment power with respect to shares of common stock and which filed for bankruptcy protection in February 2003.  Mr. Moore is also a minority shareholder in Pursuant Technologies, Inc.  See “Certain Relationships and Related Party Transactions.”

Executive Officers

The table and text below set for the name, age, current position and term of office of the Company’s current executive officers.

Name	Age	Position
J. Michael Moore	57	Chairman of the Board and Chief Executive Officer
Michael Lee	36	Chief Financial Officer, Treasurer, Vice President and Secretary

Mr. Moore has served as Chief Executive Officer of the Company since May 1993.  Mr. Moore has entered into an Employment Agreement with the Company providing for employment through December 31, 2003, and a severance payment equal to twelve months salary if terminated other than for cause.  As of December 31, 2003, Mr. Moore had no employment agreement with the Company and, therefore, no specified term for his service as Chief Executive Officer.  Mr. Moore entered into a new employment contract in June 2004.

Mr. Lee has served as interim Chief Financial Officer of the Company since January 15, 2004.  Previously, Mr. Lee performed the duties of Director of Finance and Accounting of the Company (September 2003 - January 2004) and worked as Director of Finance for Avatex Corporation (November 1997-May 2003).   Mr. Lee had no employment agreement with the Company at December 31, 2003 and, therefore, no specified term for his service as interim Chief Financial Officer.  Mr. Lee was appointed Chief Financial Officer and entered into an employment agreement with the Company in June 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of common stock (the “Reporting Persons”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and to furnish the Company with copies of Section 16(a) forms so filed.  Based solely on a review of copies of such forms received, the Company believes that, except as set forth below, all of the Reporting Persons timely met their filing obligations for the fiscal year ended December 31, 2003.  The exceptions arise as follows: (a) J. Michael Moore filed his Form 5 for 2003 on April 23, 2004, (b) Samuel E. Hunter, a director, did not file Form 4 in connection with the sale by him of 19,000 shares of common stock on April 11, 2003, and 6,500 shares of common stock on April 14, 2003, respectively, until April 28, 2003, and filed his Form 5 for 2003 on April 23, 2003, (c) W. Brown Glenn, Jr., a director, filed his Form 5 for 2003 on April 23, 2004, and (d) Mark E. Cline, a director, filed his Form 5 for 2003 on April 23, 2004.

Audit Committee and Audit Committee Financial Expert

The Audit Committee currently consists of John M. Gilreath (Chairman), Samuel E. Hunter and Mark E. Cline.  Until February 19, 2003, W. Glenn Brown, Jr. was a member and Chairman of the Audit Committee.  Mr. Gilreath was elected as a member and Chairman of the Audit Committee on February 19, 2003, the date that he was appointed to the Board.  The Board of Directors has determined that Mr. Gilreath qualifies to be the “audit committee financial expert” as such term is defined in the regulations promulgated by the SEC.

Code of Ethics

The Company adopted a code of ethics on December 7, 2004 that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Ethics Policy is attached as an exhibit to this Form 10-K.  A copy of the policy will be supplied to any person without charge by application to Investor Relations, DCRI, 10670 North Central Expressway, Suite 600, Dallas, Texas 75231.

Item 11.                 Executive Compensation

		Annual compensation			Long-term compensation
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen -sation ($) (1) (e)	Awards		Payouts
					Restricted stock award(s) ($) (f)	Securities under- lying options/ SARs (#) (2) (g)	LTIP payouts ($) (h)	All other compen- sation ($) (3) (i)
J. Michael Moore	2003	250,000	-0-	36,000	-0-	185,000	-0-	9,000
Chairman of the	2002	225,000	-0-	45,000	-0-	-0-	-0-	110,000
Board and Chief	2001	250,000	-0-	27,000	-0-	225,000	-0-	-0-
Executive Officer

W. Brown Glenn, Jr. President (4)	2003	150,000	-0-	-0-	-0-	175,000	-0-	-0-

(1)                                  Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus.  Includes deferred compensation for Mr. Moore of $36,000 in 2003, $45,000 in 2002 and $27,000 in 2001.

(2)                                  Option grants for 2003 for Mr. Moore do not include the options for 48,000 shares of common stock that were issued during 2003 in a repricing of options for 240,000 shares of common stock issued in prior years (see “Ten Year Options/SAR Repricings” below).  No options were granted in 2002.

(3)                                  In October 2002, a warrant to purchase 2.7 million shares of the Company’s stock was issued to Mr. Moore. The estimated value of the warrant was $110,000.  The warrant was not issued as compensation in exchange for his services as an officer of or director of the Company but was granted in connection with his guarantee of the Company’s senior credit facility with GE Capital Corp.  In 2003, the terms of the warrant were changed.  The $9,000 charge for 2003 was the difference in the estimated fair value of the warrant before and after the change was made.  As of November 15, 2004, Mr. Moore had acquired 2,225,000 shares of common stock from the exercise of this warrant.

(4)                                  In June 2004, Mr. Glenn, who had served as President of the Company from March 2003 and had served as a director from August 2002, resigned his positions.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual grants					Potential realizable value at assumed annual rates of stock price appreciation for option term		Alternative to (f) And (g): grant date value
Name (a)	Number of securities underlying option/SARs granted (#) (b)	Percent of total options/SARs granted to employ- ees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)	5% ($) $ (f)	10% ($) $ (g)	Grant date pre-sent value $ (h)
J. Michael Moore	208,000	15,71%	$0.24	2/19/2013			$51,520
J. Michael Moore	25,000	1.89%	$0.20	11/25/2013			$17,500
W. Brown Glenn, Jr.	175,000	13.22%	$0.24	2/19/2013			$38,500

The options granted for 208,000 shares to Mr. Moore included 48,000 shares that were issued upon the relinquishment of options for 240,000 shares of common stock with exercise prices of from $4.00 to $12.75.  See “Ten-Year Option/SAR Repricings” below.

Grant date value was calculated using the Black-Scholes option pricing model with the same assumptions as those used to calculate the value of these options in the audited consolidated financial statements, included in Item 8 herein, under Statement of Financing Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ..  The average expected volatility used in these calculations was 99.0%, the average term was 4 years, the average risk free interest rate was 3.0% and the expected dividend yield was 0.0%,

Stock Option Exercises and Year-end Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2003 and unexercised options held as of December 31, 2003:

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year End(#)(1) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options / SARs at Fiscal Year End ($)(1) Exercisable/ Unexercisable
J. Michael Moore (2)	-0-	-0-	264,667/193,333	$ 222,480/$241,600
W. Brown Glenn, Jr.	-0-	-0-	15,000/175,000	$ 18,750/$264,250

(1)          The amounts under the headings entitled “Exercisable” reflect vested options as of December 31, 2003 and the amounts under the headings entitled “Unexercisable” reflect options that have not vested as of December 31, 2003.  The value of the options was based on the closing price of the common stock of the Company on December 31, 2003 of $1.75.

(2)          The table does not include 900,000 shares that Mr. Moore acquired on October 31, 2003, through the exercise of a portion of a warrant for 2,700,000 shares of common stock.  The exercise price of the shares acquired was $0.15 each or a total of $135,000.  The value realized, which is the difference in the market price on that date of $0.70 per share and the exercise price, was $0.55 per share or a total of $495,000.

TEN-YEAR OPTION/SAR REPRICINGS

Name	Date	Number of Securities underlying option/SARs repriced or amended	Market price of stock at time of repricing or amendment	Exercise price at time of repricing or amendment	New exercise price	Length of original option term remaining at date of repricing or amendment
Moore, J. Michael	04/01/2003	62,500	$0.43	$12.75	$0.24	5yr-2mo
Moore, J. Michael	04/01/2003	31,000	$0.43	$5.13	$0.24	3yr-10mo
Moore, J. Michael	04/01/2003	46,500	$0.43	$4.00	$0.24	3yr-10mo
Moore, J. Michael	04/01/2003	100,000	$0.43	$12.75	$0.24	5yr-2 mo

In order to retain our employees, the Board agreed to reprice certain options previously granted.  In March 2003, the Board voted to offer all employees the opportunity to exchange previously granted options, with an exercise price in excess of $2.50 per share, for a new option grant on a 1 for 5 basis effective April 1, 2003.  The exercise price for the new option was based upon the market price on January 31, 2003 of $0.24.  Options for a total of

404,824 shares, including 240,000 shares for Mr. Moore, were converted into options for 80,964 shares, including 48,000 shares for Mr. Moore.

Compensation of Directors

In 2003, our three outside directors, that is directors who are not employees of the Company, each received a monthly retainer of $2,666.67.  Also, the two directors who were elected prior to 2003 each received an option to purchase 25,000 shares of our common stock, vesting at the rate of 6,250 shares for each calendar quarter thereafter, and Mr. Gilreath, who was elected in February 2003, received an option to purchase 25,000 shares of our common stock at the time he was elected to the Board, also vesting at the rate of 6,250 shares for each calendar quarter thereafter.   The options granted to the two directors elected prior to 2003 in excess of 12,500 shares each are subject to approval and ratification by the shareholders.  The option grant to Mr. Gilreath is excess of 15,000 shares of common stock is subject to approval and ratification by the shareholders.

The additional compensation paid in 2003 to Mr. Gilreath, the current Chairman of the Audit Committee, was $1,500 per month.

Members of the Board of Directors who are employees of the Company do not receive additional compensation for serving as a director of the Company or for attending meetings of the Board of Directors.

Employment Contracts

There were no employment contracts with our executive officers except for J. Michael Moore as of December 31, 2003.  Mr. Moore’s contract expired on that date.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for establishing the level of compensation of the listed executive officers of the Company and administering the 1996 Nonqualified Stock Option Plan (the “1996 Plan”) and the 1998 Nonqualified Stock Option Plan (the “1998 Plan”). The compensation review and evaluation is conducted by reviewing the overall performance of each individual and comparing the overall performance of the Company with others in its industry, as well as considering general economic and competitive conditions. The financial performance of the Company on a yearly basis and as compared with the Company’s Peer Group (see “Comparative Total Returns” below) and the industry as a whole, the Company’s stock price and market share, and the individual performance of each of the executive officers are among the factors reviewed. No particular weight is assigned to one factor over another.

General Compensation Philosophy

Our fundamental philosophy is to offer the Company’s executive officers competitive compensation opportunities based upon their personal performance, the financial performance of the Company and their contribution to that performance. It is our objective to make a substantial portion of each officer’s compensation contingent upon the Company’s performance as well as upon his or her own level of performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (a) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels of similarly sized companies, (b) annual variable performance awards payable in cash and tied to the Company’s achievement of performance goals, and (c) long-term stock based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s shareholders. Generally, as an officer’s level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary.

2003 Compensation

With respect to Mr. Moore, we continue to believe that he has provided outstanding leadership for the Company in some of the most difficult market conditions our industry has ever seen.  However, in light of the financial and market conditions faced by the Company, we did not believe it appropriate to give him a raise or bonus in 2003.  However, the voluntary 10% reduction in pay for Mr. Moore during 2002 was rescinded in 2003.

2003 Option Grants

The Board determined that it was in the best interests of the Company to allow many of our key employees to have an increased equity participation in the Company.  Thus, options to purchase approximately 1,203,100 shares at exercise prices of from $0.20 to $1.75 per share, principally vesting over three years, were granted to 85 employees.  With the exception of options to purchase 185,000 shares to J. Michael Moore, and 175,000 shares to W. Brown Glenn, Jr., (in connection with his election as our President), none of these options were granted to executive officers of the Company.  The timing of future grants of options from the overall option pools established under the 1996 Plan and the 1998 Plan, and their allocations, will be determined by the Compensation Committee based upon market conditions, accounting impact and corporate and individual performance.  Emphasis is placed on the long-term performance of the Company and is subjective with no particular emphasis being placed on any one factor.

Compliance with Section 162(m)

With certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended, prevents publicly held corporations, including the Company, from taking a tax deduction for compensation in excess of $1 million paid to the Chief Executive Officer and the other persons named in the Summary Compensation Table in this Proxy Statement (“Covered Persons”).  For nonqualified stock options the deduction is normally taken in the year the option is exercised. However, Section 162(m) will not apply to limit the deductibility of performance-based compensation exceeding $1 million if (i) paid solely upon attainment of one or more performance goals, (ii) paid pursuant to a performance-based compensation plan adopted by the Compensation Committee, and (iii) the terms of the plan are approved by the shareholders before payment of the compensation.

The Compensation Committee has previously reviewed the Company’s compensation plans with regard to the deduction limitation contained in Section 162(m) and believes that option grants under the 1996 Plan (the “1996 Options”) do not meet the requirements of Section 162(m) to be considered performance-based compensation.  Therefore, Section 162(m) could limit the Company’s deduction in any tax year in which a Covered Person who received 1996 Options exercises some or all of his 1996 Options and his total compensation, including the value of the exercised options, exceeds $1 million in that taxable year.

The Compensation Committee decided not to alter the Company’s compensation plans with respect to existing 1996 Options, but does believe that options granted and repriced to Covered Persons under the 1998 Plan will meet the deductibility requirements of Section 162(m).

Samuel E. Hunter, Chairman
Mark E. Cline
John M. Gilreath

Compensation Committee Interlocks and Insider Participation

All of the members of the Compensation Committee are independent non-employee directors.  No executive officer of the Company served as a member of a compensation committee or as a director of another corporation, one of whose executive officers served on the Compensation Committee or as a director of the Company except that Mr. Hunter and Mr. Moore are both minority shareholders and directors in Pursuant Technologies, Inc.

COMPARATIVE TOTAL RETURNS

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock to that of the Russell 2000 Index and the Peer Group (as defined below).  The graph assumes that an investment of $1,000 was made in our common stock and each of the other indexes on January 1st of the earliest year shown, and that dividends, if any, were reinvested.  The stock price performance shown in the graph is not necessarily indicative of future price performance.

	1998	1999	2000	2001	2002	2003
Peer Group	1,000	600	240	200	220	310
Russell 2000	1,000	1,210	1,180	1,210	960	1,410
DCRI	1,000	580	580	170	50	350

The Company’s Peer Group, as selected by the Company’s Compensation Committee, consists of the following companies whose business taken as a whole resembles our activities:  Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staffing, Comforce Corp., National Technical Systems, Inc. and TechTeam Global, Inc.  In previous years, the Company’s Peer Group included Lamalie Associates, which was party to a merger in 1999 and no longer exists.  The returns for the Peer Group index for each period were computed based on the weighted average of the market capitalization of the companies in the Peer Group at the beginning of such period.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock as of November 15, 2004, by (a) each person known by us to own beneficially five percent or more of the outstanding common stock; (b) each of our directors; (c) each of the current executive officers and those officers named in the Executive Compensation table above; and (d) all directors and executive officers as a group. The address of each person listed below is 10670 N. Central Expressway, Suite 600, Dallas, Texas 75231, unless otherwise indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Total Voting Shares (2)
DCRI L.P. No. 2, Inc.	451,700	(3)	6.04%
J. Michael Moore	3,814,033	(3)(4)	45.96%
Samuel E. Hunter	70,000	(5)	*
Mark E. Cline	65,700	(6)	*
W. Brown Glenn, Jr.	73,333	(7)	*
John M. Gilreath	50,000	(8)	*
Michael C. Lee	13,333	(9)	*
Jack Pogue	638,900	(10)	8.55%
Scott W. Pollock	812,500	(11)	10.87%
Carl V. Karnes	812,500	(12)	10.87%
HIR Preferred Partners, LP.	685,046	(13)	9.00%
Robert A. Shuey, III	391,718	(14)	5.05%
All directors and executive officers as a group (6 persons)(3),(4), (5), (6), (7), (8), and (9)	4,086,399		47.93%

* Represents less than 1% of outstanding common stock.

(1)                                  Information relating to beneficial ownership of common stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended.  Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days.  Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest.  For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2)                                  The percentages are based on 7,472,443 shares, which represents the total voting power of the shares of common stock and preferred stock entitled to vote, voting as a single class, of which 2,118,750 votes are represented by Series A Convertible Voting Preferred Stock and 5,353,693 votes by common stock outstanding, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of November 15, 2004 by exercise of options and/or warrants.  The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(3)                                  Mr. Moore owns substantially all of the capital stock of DCRI L.P. No. 2 (“No. 2”).  In February 2003, No. 2 filed for bankruptcy protection. As a result, No. 2 holds sole voting and investment power with respect to their shares, subject to (a) the claims of all of the creditors of No. 2 (in connection with the bankruptcy filing), as well as (b) the rights retained by (i) Sipur LLC, a company in which Mr. Moore has a financial interest, with respect to 168,500 shares in connection with two loans to No. 2, the principal balance of which is approximately $268,000, and (ii) the Company with respect to shares to secure the Company in connection with the Prior Advances (as defined below).  See “Certain Relationships and Related Transactions” for more information related to the Company’s security interest in these shares.

If the Current Shares ever cease to be subject to the existing bankruptcy proceedings, and cease to be encumbered by security liens in favor of third parties, No. 2 and Moore have agreed to grant to the Company a lien in the Current Shares, to secure the Company in connection with the amounts owed to the Company by Moore and No. 2 (the “Prior Advances”).  Also, No. 2 has granted a second lien security interest to an individual, to secure such individual in connection with approximately $48,500 owed to such individual, in 55,000 shares of common stock.  See “Certain Relationships and Related Transactions” for more information related to the Prior Advances.

(4)                                  Includes the 451,700 shares of common stock which are beneficially owned by No. 2 (as Moore owns substantially all of the capital stock of No. 2), 94,500 shares of common stock owned by another affiliate of Moore and 351,333 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004.  Also includes 475,000 shares of common stock underlying a warrant granted to Moore.  The address of Mr. Moore is 5919 Club Hill Place, Dallas, Texas 75248.

(5)                                  Includes 33,000 shares remaining from 37,500 shares of common stock issued upon the exercise of options, the grant of 24,500 of which is subject to approval and ratification by the shareholders.  Also includes 37,000 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004, 12,500 of which are subject to approval and ratification by the shareholders.  The address of Mr. Hunter is 501 East 87th Street, 17E, New York, New York 10128.

(6)                                  Includes 52,500 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004, the grant of 18,750 of which is subject to approval and ratification by the shareholders. The address of Mr. Cline is 5104 Scarborough Lane, Dallas, Texas 75287.

(7)                                  Includes 73,333 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004.   The address of Mr. Glenn is 5445 Caruth Haven Lane, #2527, Dallas, Texas 75225.

(8)                                  Includes 50,000 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004, the grant of 22,500 of which is subject to approval and ratification by the shareholders. The address of Mr. Gilreath is 1900 White Oak Road, McKinney, Texas  75070.

(9)                                  Includes 13,333 shares of common stock issuable upon the exercise of options that vest within 60 days of November 15, 2004.  The address of Mr. Lee is 2117 Brook Tree Drive, Garland, Texas 75040.

(10)                            Includes 21,400 shares held by the Jack Pogue IRA Account, 12,500 Shares held by the Criswell Trust of which Mr. Pogue is the sole beneficiary, and 150,000 shares issuable upon conversion of 15,000 shares of Series A Convertible Voting Preferred Stock.  The address of Mr. Pogue is 500 North Akard, #3240, Dallas, Texas 75201.

(11)                            Includes 587,500 shares issuable upon conversion of 58,750 shares of Series A Convertible Voting Preferred Stock owned by Jupiter Orbit Fund, LP, a Texas limited partnership.  Mr. Pollock is a manager of Jupiter Management, LLC, the managing general partner of Jupiter Orbit Fund, LP, and exercises shared power (with Carl V. Karnes) to vote such shares.  Also includes 225,000 shares issuable upon conversion of 22,500 shares of Series A Convertible Voting Preferred Stock owned by Mercury Orbit Fund, Ltd., a Texas limited partnership.  Mr. Pollock is a manager of B4 Mercury Fund, LLC, the managing general partner of Orbit Fund, Ltd., and exercises shared power (with Carl V. Karnes) to vote such shares.

(12)                            Includes 587,500 shares issuable upon conversion of 58,750 shares of Series A Convertible Voting Preferred Stock owned by Jupiter Orbit Fund, LP, a Texas limited partnership.  Mr. Karnes is a manager of Jupiter Management, LLC, the managing general partner of Jupiter Orbit Fund, LP, and exercises shared power (with Scott W. Pollock) to vote such shares.  Also includes 225,000 shares issuable upon conversion of 22,500 shares of Series A Convertible Voting Preferred Stock owned by Mercury Orbit Fund, Ltd., a Texas limited partnership.  Mr. Karnes is a manager of B4 Mercury Fund, LLC, the managing general partner of Orbit Fund, Ltd., and exercises shared power (with Scott W. Pollock) to vote such shares.

(13)                            Includes 550,000 shares issuable upon conversion of 55,000 shares of Series A Convertible Voting Preferred Stock and 135,046 shares issuable upon conversion of warrants.  The address of HIR Preferred Partners, LP, is 43-46 Norre Gade, Suite 232, St. Thomas, U.S. Virgin Islands 00802.

(14)                            Includes 100,250 shares issuable upon conversion of 10,025 shares of Series A Convertible Voting Preferred Stock and 291,468 shares issuable upon the exercise of warrants.  The address of Mr. Shuey is 15851 Dallas Parkway, Suite 180, Addison, Texas 75001.

Item 13.                 Certain Relationships and Related Transactions

Pursuant to the Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the “Bank”), DCRI L.P. No. 2, Inc. (“L.P. No. 2”), an entity controlled by Mr. Moore, the Company was obligated to purchase from the Bank two promissory notes (the “Notes”) issued to the Bank by L.P. No.2.  Mr. Moore informed us that a entity he controls had purchased the Notes from the Bank in 2004 and the Company is no longer obligated to purchase these Notes.

On April 21, 2002, we entered into an agreement with Mr. Moore and with L.P. No. 2 pursuant to which Mr. Moore and L.P. No. 2 both executed promissory notes to the Company in the amount of $105,000 and $289,000, respectively.  These notes have a current balance of $324,000 at September 30, 2004.  These notes are related to legal fees associated with a lawsuit with Ditto Properties Company (See Item 3 above). The Moore note is secured by a first lien on 25,000 shares of our common stock and shares of common stock in a private corporation in which Mr. Moore is a shareholder and a director.  The L.P. No. 2 note is secured by the personal guarantee of Mr. Moore and involves the commitment of L.P. No. 2 to deliver to the Company a lien on 446,000 shares of our common stock at such time as such shares have become unencumbered by other liens.  At this time, these shares are encumbered by secured liens for loans made to L.P. No. 2.  In the event that there is an unsecured portion of the notes, we believe, based upon financial information provided by Mr. Moore, that Mr. Moore has the available resources to satisfy the obligations to us.  As of September 30, 2004, Mr. Moore and L.P. No. 2 were current with the repayment provisions of their agreements with us related to the loans made to Mr. Moore and L.P. No. 2.

On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note, payable on demand, bearing 10% interest.  The note was repaid in 2004.

On May 30, 2003, Jack Pogue, a significant shareholder of ours, exercised a warrant for 300,000 shares of our common stock at $0.30 per share for an aggregate cost of $90,000.

We paid Pursuant Technologies Inc., previously More-O Corporation (“Pursuant”), of which Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, approximately $97,000, $95,000 and $92,000, respectively, in 2003, 2002 and 2001, for web site development and for front office software license fees.

We paid Imology, previously Diaws, $118,000 and $122,000 in 2003 and 2002, respectively, to develop and maintain websites and further develop marketing programs using web technology.  Mr. Pogue is a significant shareholder of both the Company and Imology.

The above amounts and transactions are not necessarily indicative of the amounts or transactions that would have been incurred had comparable transactions been entered into with independent parties.

Interest income from related parties amounted to approximately $16,000, $20,000, and $48,000 in 2003, 2002 and 2001, respectively.   Interest expense to related parties was approximately $5,200 in 2003.

On October 31, 2003, Mr. Moore exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.15 per share. Total proceeds to the Company were $135,000. We have submitted an application for listing of these shares with the American Stock Exchange, which has been accepted.

On December 15, 2003, Mr. Hunter exercised options to purchase 31,250 shares of our common stock, at an exercise price of $0.24 per share. Total proceeds to the Company were $7,500. We have submitted an application for listing of these shares with the American Stock Exchange, which has been accepted.

Item 14.                 Principal Accounting Fees and Services.

The fees billed or expected to be billed by Pender Newkirk CPAs and BDO Seidman, LLP, for professional services rendered to the Company for the 2003 audit are set forth below.  All other fees are for amounts actually paid.  The Audit Committee has concluded that the provision of non-audit services by the independent auditors to the Company did not and does not impair or compromise the auditors’ independence.

	Pender Newkirk & Company, CPAs	BDO Seidman, LLP	Weaver and Tidwell, L.L.P.
	2003	2003	2003	2002
Audit Fees	$200,000	$429,145	$23,500	$107,400
Audit-Related Fees	—	—	—	6,400
Tax fees	—	—	4,490	34,315
All Other Fees	—	—	—	—
Total	$200,000	$429,145	$27,990	$148,115

Audit Fees

These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services related to statutory and regulatory filings or engagements for such fiscal years.

Audit-Related Fees

These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered that were reasonably related to the performance of the audits or the reviews of the Company’s financial statements (but which are not included under “Audit Fees” above).  In 2002, the fees were for the audit of the Company’s 401(k) plan.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by the Company’s independent auditors.  Under this policy, each year, at the time it engages the independent auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year.  All other non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.  The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities shall be reported to the Audit Committee at each regularly scheduled meeting.

PART IV

Item 15.          Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit Num- ber	Description

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
4.1

Form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $0.10 par value (Incorporated by reference to Exhibit A of Exhibit 4.1 of our Form 8-K filed on May 8, 1998)

4.2

Rights Agreement, dated as of May 1, 1998, between Registrant and Harris Trust and Savings Bank which includes the form of Certificate of Designation for Designating Series A Junior Participating Preferred Stock, $0.10 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 8, 1998)

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

4.9

Common Stock Warrant Agreement (as amended) dated effective December 31, 2001, between Registrant and Thomas W. Rinaldi, Gary E. Kane and Paul J. Cornely (Incorporated by reference to Exhibit 4.9 of our Form 10-K for 2002)

4.10	Common Stock Warrant Agreement, dated effective October 30, 2002, between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 4.10 of our Form 10-K for 2002)
4.11	Form of Certificate of Designation for designating Series A Convertible Preferred Stock, $10 par value, dated as of February 5, 2004*
4.12	Second Amendment to Rights Agreement, dated effective December 31, 2003*
4.13	Voting Agreement between Registrant and Microcapital Strategies, Inc., dated as of February 16, 2004*
4.14	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated March 19, 2004*
4.15	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated March 19, 2004*
4.16	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated February 19, 2004*
10.1	Stock Option Agreement between Registrant and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.2

First Amendment to Amended and Restated Stock Option Agreement between Registrant and J. Michael Moore effective September 30, 1998 (Incorporated by reference to Exhibit 10.4 of our Form 10-K filed on March 30, 1999)+

10.3	Stock Option Agreement between Registrant and J. Michael Moore effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.6 of our Form 10-K filed on March 30, 1999)+
10.4	Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael Moore effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.9 of our Form 10-K filed on March 30, 1999)+
10.5	Stock Option Agreement between Registrant and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.6	First Amendment to Stock Option Agreement between Registrant and Samuel E. Hunter, effective March 20, 1998 (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on May 15, 1998)+
10.7	Stock Option Agreement (1998) Re: Hunter between Registrant and Samuel E. Hunter effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.16 of our Form 10-K filed on March 30, 1999)+
10.8

Partial Option Termination Agreement Re: Hunter between Registrant and Samuel E. Hunter effective December 9, 1998 (Incorporated by reference to Exhibit 10.19 of our Form 10-K filed on March 30, 1999)+

10.9	Directors Option Agreement Re: Hunter between Registrant and Samuel E. Hunter effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.22 of our Form 10-K filed on March 30, 1999)+
10.10	Form of Stock Option granted to certain employees of Registrant, effective November 13, 1997 (Incorporated by reference to Exhibit 10.10 of our Form 10-Q filed on May 15, 1998)+
10.11

Form of Stock Option Agreements, dated as of October 8, 1998, between Registrant and certain non-shareholder employees of DCRI Acquisition Corporation (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 21, 1998)+

10.12	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 15, 2001)
10.13	Amended and Restated Employment Agreement dated as of November 1, 2001 between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 14, 2001)+
10.14	Stock Option Agreement between Registrant and J. Michael Moore, dated April 26, 2001 (Incorporated by reference to Exhibit 10.27 of our Form 10-K for 2001)+
10.15	Stock Option Agreement between Registrant and J. Michael Moore, dated December 31, 2001 (Incorporated by reference to Exhibit 10.29 of our Form 10-K for 2001)+
10.16	Note Receivable dated June 22, 1998, between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on August 13, 1998)
10.17	Note Purchase Agreement dated as of January 12, 1999 among Registrant, Compass Bank and DCRI LP No. 2 Inc. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 28, 1999)
10.18	Pledge Agreement dated as of January 12, 1999 between Compass Bank and DCRI LP No. 2, Inc. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 28, 1999)
10.19	Bank Transaction Agreement dated as of January 12, 1999 among Registrant, DCRI LP No. 2, Inc. and J. Michael Moore (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on January 28, 1999)

10.20

Loan and Security Agreement, by and between Management Alliance Corporation, Information Systems Consulting Corporation, Datatek Consulting Group Corporation, Texcel Services Inc. and Mountain Ltd. and General Electric Capital Corporation (Incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on August 10, 2000)

10.21	Security Agreement effective September 18, 2000, between Registrant and J. Michael Moore (Incorporated by reference to Exhibit 10.43 of our Form 10-K filed on March 30, 2001)
10.22

Amendment No. 1 to Security Agreement effective March 30, 2001, between Registrant, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit 10.44 of our Form 10-K filed on March 30, 2001)

10.23	Agreement effective March 30, 2001 between Registrant, J. Michael Moore and DCRI L.P. No. 2, Inc. (Incorporated by reference to Exhibit 10.45 of our Form 10-K filed on March 30, 2001)
10.24	Stock Option Agreement between Registrant and James E. Filarski, dated August 9, 2001 (Incorporated by reference to Exhibit 10.46 of our Form 10-K for 2001)+
10.25	Amendment to Stock Option Agreement for Samuel E. Hunter dated August 9, 2001 (Incorporated by reference to exhibit 10.47 of our Form 10-K for 2001)+
10.26	Amendment to Stock Option Agreement for J. Michael Moore dated August 9, 2001 (Incorporated by reference to Exhibit 10.48 to our Form 10-K for 2001)+
10.27	Directors Option Agreement (2000) between Registrant and Samuel E. Hunter effective as of January 1, 2000 (Incorporated by reference to Exhibit 10.53 of our Form 10-K for 2001)+
10.28	Directors Option Agreement (2001) between Registrant and Samuel E. Hunter effective as of January 1, 2001 (Incorporated by reference to Exhibit 10.54 of our Form 10-K for 2001)+
10.29	Office Lease Agreement dated October 21, 2001 between Registrant and PFP Search Plaza, Inc. (Incorporated by reference to Exhibit 10.55 of our Form 10-K for 2001)
10.30	Agreement between Registrant , DCRI L.P. No. 2, Inc. and J. Michael Moore effective as of April 21, 2002 (Incorporated by reference to Exhibit 10.56 of our Form 10-K for 2001)
10.31	Directors Option Agreement (2002) between Registrant and Samuel F. Hunter effective as of January 1, 2002 (Incorporated by reference to Exhibit 10.49 of our Form 10-K for 2002)+
10.32	Directors Option Agreement (2002) between Registrant and Mark E. Cline effective as of July 9, 2002 (Incorporated by reference to Exhibit 10.50 of our Form 10-K for 2002)+
10.33	Directors Option Agreement (2002) between Registrant and W. Brown Glenn, Jr., effective as of August 28, 2002(Incorporated by reference to Exhibit 10.51 of our Form 10-K for 2002)+
10.34	Loan Agreement between Registrant and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit10.1 of our Form 8-K dated December 24, 2002)
10.35

Validity Guaranty, dated as of December 22, 2002, by and between J. Michael Moore and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit 10.2 of Form 8-K dated December 24, 2002)

10.36

Subordination Agreement, dated as of December 23, 2002, between Julia A. Wesley, Michael P. Connolly, Datatek Corporation, and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit 10.3 of Form 8-K dated December 24, 2002)

10.37

Second Amendment to Agreements, effective January 1, 2003, between Registrant, Julia A. Wesley, Michael P. Connolly, and Datatek Corporation (Incorporated by reference to Exhibit 10.55 of our Form 10-K for 2002)

10.38	Amended and Restated Forbearance and Amendment Agreement, effective January1, 2003, between Registrant and Thomas W. Rinaldi (Incorporated by reference to Exhibit 10.56 of our Form 10-K for 2002)
10.39	Amended and Restated Forbearance and Amendment Agreement, effective January 1, 2003, between Registrant and Paul J. Cornely (Incorporated by reference to Exhibit 10.57 of our Form 10-K for 2002)
10.40	Amended and Restated Forbearance and Amendment Agreement, effective January 1, 2003, between Registrant and Gary E. Kane (Incorporated by reference to Exhibit 10.58 of our Form 10-K for 2002)
10.41

Subordination Agreement, dated as of February 21, 2003, between Registrant, Texcel Services, Inc., Gary E. Kane and Greenfield Commercial Credit, L.L.C. (Incorporated by reference to Exhibit 10.59 of our Form 10-K for 2002)

10.42	Promissory Note, dated as of January 1, 2003, made by Registrant to the order of Gary E. Kane (Incorporated by reference to Exhibit 10.60 of our Form 10-K for 2002)
10.43	Securities Purchase Agreement between Registrant and Microcapital Strategies, Inc., dated effective November 21, 2003*

10.44	Assignment and Assumption between Microcapital Strategies, Inc. and Mercury Orbit Fund, Ltd., dated February 6, 2004*
10.45	Assignment and Assumption between Microcapital Strategies, Inc. and HIR Preferred Partners, LP, dated February 6, 2004*
10.46	Account Purchase Agreement between Management Alliance Corporation and Wells Fargo Business Credit, Inc., dated as of December 1, 2003*
10.47

Cross-Collateral Agreement among Information Systems Consulting Corporation, Management Alliance Corporation, Texcel Services, Inc. and Datatek Group Corporation and Wells Fargo Business Credit, Inc., dated as of December 1, 2003*

10.48	Guaranty by Corporation made by Registrant for the benefit of Wells Fargo Business Credit, Inc., dated as of December 7, 2003*
10.49	Validity Guaranty made by J. Michael Moore for the benefit of Wells Fargo Business Credit, Inc., dated as of December 1, 2003*
14.1	Diversified Corporate Resources, Inc. Code of Business Conduct and Ethics*
21.0	List of Subsidiaries*
23.1	Consent of Weaver and Tidwell, LLP*
23.2	Consent of Pender Newkirk & Company, CPAs*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)

(b)	Reports on Form 8-K

The following Current Report on Form 8-K was filed during the three months ended December 31, 2003:

Current Report on Form 8-K dated December 8, 2003, filed on December 10, 2003, to announce that the registrant had entered into an agreement for certain accredited investors to purchase, in a private placement, a newly issued series of voting convertible preferred stock and warrants.

The following Current Reports on Form 8-K were filed after December 31, 2003 and before December 8, 2004, the date this Form 10-K for the year ended December 31, 2003 was filed:

Current Report on Form 8-K dated and filed on January 15, 2004, announcing a directed verdict in favor of the registrant in certain litigation. The Current Report also announced the resignation of the Chief Financial Officer.

Current Report on Form 8-K dated April 15, 2004, filed on April 16, 2004, announcing that it did not file its 10-K with the Securities and Exchange Commission when due. Management also discovered certain material weaknesses in internal accounting controls and procedures and was determined to remedy these weaknesses as soon as possible. The registrant engaged a consulting firm to help prepare the 10-K. The 10-K was expected to be filed by April 30, 2004.

Current Report on Form 8-K dated and filed April 30, 2004, announcing that the 10-K, which was expected to be filed by this date, is expected to be delayed at least two more weeks. The auditors had found additional internal control weaknesses which will increase the time to complete the audit.

Current Report on Form 8-K dated June 3, 2004, filed June 7, 2004, announcing the delay of the press release that was expected to be issued on that date.

Current Report on Form 8-K dated June 3, 2004, filed June 8, 2004, announcing that the registrant had approximately $2.5 million in unpaid payroll taxes for the first and second quarter of 2004. The registrant had approximately $0.6 million in restricted cash reserved for payment of the past due taxes. Trading of the registrant’s common stock on the American Stock Exchange was halted June 4, 2004. The registrant was to try to regain compliance with the stock exchange rules by July 15, 2004.

Current Report on Form 8-K dated June 10, 2004, filed June 18, 2004, announcing that a lender had declared the registrant in default under its accounts receivable factoring facility as a result of the non-payment of payroll taxes. A director of the registrant, W. Brown Glenn, Jr. resigned effective June 10, 2004. The registrant was to provide a plan to the American Stock Exchange to regain compliance by July 30, 2004.

Current Report on Form 8-K dated July 10, 2004, filed July 13, 2004, announcing that the chief executive officer, J. Michael Moore, was taking a medical leave. Mark E. Cline, a director, would temporarily replace Mr. Moore. The American Stock Exchange notified the registrant on July 9, 2004, that it would give the registrant additional time to regain compliance with its listing standards. Failure to make progress in regaining compliance could lead to delisting.

Current Report on Form 8-K dated and filed August 4, 2004, announcing the restructuring of the registrant’s operations, including closing units, reducing headcount, implementing changes in field management and consolidating several agencies. The registrant engaged a consultant to advise in these efforts. The registrant entered into a forbearance agreement with a lender agreeing to pay all past due payroll taxes in 90 days or enter a payment plan with the IRS during that period.

Current Report on Form 8-K dated August 5, 2004, filed August 6, 2004, announcing the return of J. Michael Moore from his medical leave.

Current Report on Form 8-K dated August 27, 2004, filed September 8, 2004, announcing that the registrant was informed by the American Stock Exchange that it would be seeking delisting of the stock. The registrant has appealed this decision and is waiting on a hearing date.

Current Report on Form 8-K dated September 20, 2004, filed September 24, 2004, announcing that the registrant has dismissed BDO Seidman, LLP as the registrant’s independent accountants and appointed Pender Newkirk & Company as its independent accountants.

Current Report on Form 8-K dated November 4, 2004, filed November 12, 2004, announcing that the American Stock Exchange intends to continue with delisting the common stock of the registrant, that the registrant is in negotiations regarding the potential sale of a significant subsidiary of the registrant, and that the Internal Revenue Service had imposed liens on the assets of two of the registrant’s subsidiaries in October 2004, which the Internal Revenue Service has agreed to subordinate to the debt owed the registrant’s senior lenders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Corporate Resources, Inc. Registrant

Date: December 8, 2004	By:	/s/ J. Michael Moore
J. Michael Moore
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 8, 2004	By:	/s/ J. Michael Moore
J. Michael Moore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2004	By:	/s/ Michael C. Lee
Michael C. Lee
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: December 8, 2004	By:	/s/ Mark E. Cline
Mark E. Cline
Director

Date: December 8, 2004	By:	/s/ John M. Gilreath
John M. Gilreath
Director

Date: December 8, 2004	By:	/s/ Samuel E. Hunter
Samuel E. Hunter
Director

Financial Statements and Supplemental Data

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Reports of Independent Accountants

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for each of the three years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Reports of Independent Accountants on the Financial Statement Schedule

Reports of Independent Accountants on the Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 31, 2003, 2002 and 2001

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Corporate Resources, Inc. and Subsidiaries

10670 North Central Expressway, Suite 600

Dallas, Texas  75231

We have audited the accompanying consolidated balance sheet of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the management of Diversified Corporate Resources, Inc. and Subsidiaries.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $3,882,000 during the year ended December 31, 2003 and has a working capital deficiency of approximately $6,585,000 at December 31, 2003.  As more fully described in Note 2, the Company is delinquent on its payroll taxes in the approximate amount of $3,558,000 as of November 3, 2004.  These conditions and others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

November 11, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

DIVERSIFIED CORPORATE RESOURCES, INC.

We have audited the accompanying consolidated balance sheet of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss of $5,971,000 during the year ended December 31, 2002, and, as of that date, had a working capital deficiency of $3,108,000. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2, “Going Concern and Management Plans”.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands, Except Par Value)

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$163	$170
Trade accounts receivable, less allowance for doubtful accounts of $296 and $306, respectively	6,269	6,423
Prepaid expenses and other current assets	110	92
Total current assets	6,542	6,685
Property and equipment, net	688	1,562
Other assets:
Intangibles, net	7,070	6,681
Receivables from affiliates	857	378
Other	211	239
Total Assets	$15,368	$15,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$6,855	$4,673
Obligations not liquidated because of outstanding checks	1,072	312
Borrowings under revolving credit agreement	—	3,768
Current maturities of capital lease obligations	79	122
Factoring liability	3,885	—
Current maturities of long-term debt	1,236	918
Total current liabilities	13,127	9,793
Deferred lease rents	398	447
Capital lease obligations, net of current maturities	69	—
Long-term debt, net of current maturities	—	158
Total liabilities	13,594	10,398
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 10,000 shares authorized, 4,329 and 3,397 shares issued, respectively	433	340
Additional paid-in capital	13,242	12,939
Retained deficit	(10,779)	(6,237)
Common stock held in treasury (361 and 661 shares, respectively), at cost	(907)	(1,657)
Receivables from related parties	(215)	(238)
Total stockholders’ equity	1,774	5,147
Total Liabilities and Stockholders’ Equity	$15,368	$15,545

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2003	2002	2001

Net service revenues:
Direct placement services	$8,663	$10,710	$18,163
Temporary and contract staffing services	41,878	41,118	53,430
	50,541	51,828	71,593

Direct cost of temporary and contract staffing services	34,955	34,158	42,608
Gross profit	15,586	17,670	28,985
Operating expenses:
Selling expenses	8,333	8,909	14,986
General and administrative expenses	8,451	9,693	15,043
Stock-based employee compensation	229	—	—
Restructuring and severance expenses	—	392	791
Depreciation and amortization expense	1,319	1,139	1,918
	18,332	20,133	32,738

Other expense items:
Interest expense, net	1,169	1,550	1,117
Loss on sale of assets	25	1,996	—
Other expense (income), net	(58)	(8)	2
	1,136	3,538	1,119
Loss before income taxes	(3,882)	(6,001)	(4,872)
Income tax benefit	—	30	894

Net loss	$(3,882)	$(5,971)	$(3,978)

Net loss per share - basic and diluted	$(1.27)	$(2.12)	$(1.41)

Weighted average common shares outstanding - basic and diluted	3,062	2,810	2,813

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ In Thousands)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Common stock held in treasury	Receivables from related parties	Total

BALANCE, December 31, 2000	$340	$12,639	$3,712	$(1,624)	$(238)	$14,829
Value of warrants issued	—	152	—	—	—	152
Treasury stock purchased	—	—	—	(25)	—	(25)
Other capital contribution	—	3	—	—	—	3
Net loss	—	—	(3,978)	—	—	(3,978)

BALANCE, December 31, 2001	340	12,794	(266)	(1,649)	(238)	10,981
Value of warrants issued	—	145	—	—	—	145
Treasury stock purchased	—	—	—	(8)	—	(8)
Net loss	—	—	(5,971)	—	—	(5,971)

BALANCE, December 31, 2002	340	12,939	(6,237)	(1,657)	(238)	5,147
Stock-based employee compensation	—	229	—	—	—	229
Value of warrants issued	—	24	—	—	—	24
Common stock issued	93	50	—	—	—	143
Treasury stock issued	—	—	(660)	750	—	90
Decrease in related party receivable	—	—	—	—	23	23
Net loss	—	—	(3,882)	—	—	(3,882)

BALANCE, December 31, 2003	$433	$13,242	$(10,779)	$(907)	$(215)	$1,774

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands )

	Years Ended December 31,
	2003	2002	2001
Cash flow from operating activities:
Net loss	$(3,882)	$(5,971)	$(3,978)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,319	1,139	1,918
Loss from disposal of assets	25	1,996	—
Write-off of intangibles or other assets	—	—	93
Provision for allowances	(10)	(34)	(978)
Deferred income taxes	—	—	462
Deferred lease rents	(49)	419	(17)
Accretion of interest on long term debt	13	25	153
Value of warrants issued	24	145	152
Value of stock-based employee compensation	229	—	—
Changes in operating assets and liabilities,:
Accounts receivable	164	892	8,829
Accounts receivable from affiliates	43	50	—
Federal income taxes receivable	—	1,513	(1,252)
Prepaid expenses and other assets	10	139	116
Trade accounts payable and accrued expenses	1,971	233	(2,802)
Cash provided by (used in) operating activities	(143)	546	2,696
Cash flows from investing activities:
Capital expenditures	(138)	(268)	(357)
Business acquisition costs, net of cash acquired	(410)	(367)	(80)
Advances to Medical Resources Network, Inc.	(499)	—	—
Other assets	—	—	(67)
Proceeds from sale of assets	—	557	—
Cash used in investing activities	(1,047)	(78)	(504)
Cash flows from financing activities:
Issuance of common stock	143	—	3
Borrowings from related parties	302	—	—
Net borrowings (repayments) on revolving line of credit	(3,768)	184	(3,092)
Net borrowings under factoring arrangement	3,885	—	—
Obligations not liquidated because of outstanding checks	760	(540)	852
Issuance (purchase) of treasury stock	90	(8)	(25)
Increase in debt obligations	—	295	—
Principal payments under debt obligations	(155)	(291)	(181)
Principal payments under capital lease obligations	(74)	(97)	(89)
Cash provided by (used in) financing activities	1,183	(457)	(2,532)
Change in cash and cash equivalents	(7)	11	(340)
Cash and cash equivalents at beginning of year	170	159	499
Cash and cash equivalents at end of year	$163	$170	$159

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1,170	$1,380	$679
Cash paid (refunded) for taxes	$—	$(1,620)	$(261)
Non-cash investing and financing transactions:
Assets acquired under capital leases	$100	$—	$—
Purchase of property and equipment financed by the vendor	$93	$—	$—

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. Summary of Significant Accounting Policies

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Diversified Corporate Resources, Inc. and subsidiaries (the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets.  See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional funds could have a material adverse effect on the Company.

Description of Business

The Company is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2003, the Company offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

The Company currently operates offices in the following locations:

Arizona	Phoenix
California	Palm Desert
Colorado	Denver
Georgia	Atlanta
Pennsylvania	Philadelphia
Texas	Dallas, Houston and Austin

The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up.   Our executive offices, located in Dallas, Texas, provide corporate governance and risk management, as well as certain other accounting and administrative services, for our offices.

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the operations of all wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements and Significant Risks and Uncertainties

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods.  Actual results could differ from these estimates.

Significant estimates and assumptions are used for, but not limited to: (i) the allowance for doubtful accounts, (ii) the allowance for estimated losses on realization of permanent placements, (iii) the useful lives of property and equipment, (iv) asset impairments including intangibles, (v) self-insurance reserves for health claims, (vi) deferred tax asset valuation allowances, (vii) contingency and litigation reserves, (viii) fair value of financial instruments, and (ix) the fair value calculations involved in determining stock-based employee compensation and the value of warrants issued.

The Company is subject to a number of risks and uncertainties.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows:  risks associated with raising adequate capital for continuing operations; general economic conditions that affect the Company’s target markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the Company’s ability to successfully integrate acquisitions or joint ventures with its operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by the Company, especially from companies with greater financial and marketing resources; the Company’s ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; and other factors that may affect the Company and businesses generally.

Cash and Cash Equivalents

 Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Trade Accounts Receivable

 Trade accounts receivable are reported in the consolidated balance sheet at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at December 31, 2003 and 2002 include approximately $380,000 and $206,000, respectively, of unbilled receivables that were billed in 2004 and 2003.  The Company generally does not charge interest on past due balances.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation starts once an asset is placed in service using the straight-line method and is designed to distribute the cost of the asset over its estimated useful life.  Amortization of leasehold improvements and assets under capital leases are included in depreciation and amortization expense.  Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.  Maintenance and repair costs are charged to expense as incurred.  Estimated useful lives are from 3 to 4 years for computer equipment and software and from 5 to 7 years for furniture and equipment.  Leasehold improvements are amortized over the lesser of the life of the lease or 5 years.  Assets under capital leases are amortized over the lesser of the life of the lease or the normal life assigned to that asset.

During 2003, the Company conducted a review of its property and equipment and related depreciation policies.  As a result, the Company changed the estimated useful life of its computer equipment from five to four years and for its furniture from five to seven years.  The changes were made to more accurately reflect the actual period of time the Company was benefiting from these assets.  The reassessment of the lives used to depreciate these items was considered a change in estimate and resulted in an additional $186,200 charge to depreciation expense for the fourth quarter of 2003.  In addition, the Company determined that certain other computer equipment and software did not provide any future benefit to the Company and took an additional depreciation charge of approximately $181,800 for the change in estimate of their useful lives in the fourth quarter of 2003.

Intangible Assets

Intangibles assets consist of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations.  Prior to 2002, intangible assets were being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms.  On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and certain intangibles are no longer subject to amortization.  Goodwill is subject to an annual impairment test, which the Company completed during the year ended December 31, 2003.  The Company determined that no adjustment to the carrying value of goodwill was required.

Capitalized Software

The Company purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems.  For computer software that is developed in-house, the Company capitalizes direct internal and external costs subsequent to the preliminary stage of the software project.  Software development costs are reported as a component of computer equipment and software within property and equipment and are amortized over the estimated useful life of the software (typically three years) using the straight-line method.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Under SFAS No. 144, the Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements since it retained the fundamental provisions of SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, related to the recognition and measurement of the impairment of long-lived assets to be held and used.

Obligations not liquidated because of outstanding checks

Under the terms and conditions of our factoring liability (see Note 4), all cash receipts deposited in our lockboxes are swept daily by our lender.  This procedure, combined with our policy of maintaining zero balances in the Company’s operating accounts, results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

Income Taxes

Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect.  A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely.  The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002 were determined by the Corporation based on available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop fair value estimates.  Accordingly, estimates are not necessarily indicative of the amounts the Company may realize in a current market transaction.  The use of different market assumptions or estimates may have a material effect on the estimated fair value.  The fair value estimates are as of December 31 of the appropriate year and are not adjusted for changes in assumptions or circumstances that may arise after those dates.

The recorded values of cash and cash equivalents, trade accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short term nature of these instruments.  The recorded amount of notes receivable from related parties approximates fair value due to the value of the collateral for those receivables.  The recorded value of the factoring liability and current and long-term debt approximate fair value due to the Company’s ability to obtain replacement borrowings at comparable interest rates.

Revenue Recognition and Cost of Services

The Company derives its revenues from two sources: direct placement and temporary and contract staffing.  The Company records revenues for staffing services at the gross amount billed the customer in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent.  The Company believes this approach is appropriate because the Company itself identifies and hires qualified employees, selects the employees for the staffing assignment, and bears the risk that the services provided by these employees will not be fully paid by customers.

Fees for direct placement of personnel are recognized as income at the time the applicant accepts employment.  Revenue is reduced by an allowance for estimated losses in realization of such fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period).  Fees charged to clients are generally calculated as a percentage of the new employee’s annual compensation.  There are no direct costs for permanent placements.  Commissions paid by the Company related to permanent placements are included in selling expenses.

Revenues from temporary and contract staffing are recognized upon performance of services.  The direct costs of these staffing services consist principally of direct wages and related payroll taxes paid for non-permanent personnel.

Segment Reporting

In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates in only one segment, that of an employment services firm.  While the Company’s chief operating decision maker receives information by type of revenue, either direct placements or temporary and contract staffing services, the Company does not maintain its books of record so that all operating expenses and assets can be allocated to the types of revenue reported.  Therefore, it is impracticable for the Company to provide segment profit or loss by type of revenue other than on a consolidated basis.  The Company has no operations outside the United States.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2003, 2002 and 2001, advertising expenses were approximately $322,000, $364,000, and $519,000, respectively.

Earnings (Loss) Per Share

Both basic and diluted loss per share were determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.  The weighted average number of shares of common stock outstanding for calculating both basic and diluted loss per share was also the same.  Options and warrants to purchase 3,626,000 shares of common stock in 2003, 4,496,000 shares in 2002 and 1,621,000 shares in 2001 were not included in the computation of diluted earnings per share as the effect of including those options and warrants in the calculation would have been anti-dilutive.

Comprehensive Loss

For all periods presented, comprehensive loss is equal to net loss.

Self-Insurance Reserves

The Company was self-insured for its employee medical coverage.  Provisions for claims under the self-insured coverage are based on the Company’s actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits.  Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2003.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.   SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective method as permitted under SFAS No. 148.  As a result, for the year ending December 31, 2003, the compensation cost recognized for stock-based employee compensation is the same as that which would have been recognized if the Company had used the fair value based recognition provisions of SFAS No. 123 for all employee awards granted, modified or settled after December 31, 1994.  Under the modified prospective method the Company used under SFAS No. 148, results for prior years are not restated.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

Prior to January 1, 2003, the Company elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under APB Opinion No. 25, no compensation expense was generally recognized for options if their exercise price was at least equal to the market price of the underlying stock on the date of grant.

For options issued to employees and directors during the three years ended December 31, 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The weighted average fair value of options issued during the year ended December 31, 2003 was $0.31 per share, during the year ended December 31, 2002 was $0.46 per share, and during the year ended December 31, 2001 was $0.85 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2003	2002	2001
Expected option lives – in years	4.0	4.0	4.0
Expected volatility - %	99.6	84.1	60.3
Expected dividend rate - %	0.0	0.0	0.0
Risk-free interest rate - %	3.0	3.0	5.1

The following table illustrates the effect on net loss and net loss per share for the three years ended December 31, 2003 as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

($ in thousands, except per share amounts)		2003	2002	2001

Net loss as reported		$(3,882)	$(5,971)	$(3,978)
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	229	—	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(229)	(236)	(277)
Pro forma net loss		$(3,882)	$(6,207)	$(4,255)

Basic and diluted loss per share		$(1.27)	$(2.21)	$(1.51)

Reclassifications

Certain previously reported amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections.  In most instances, SFAS 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon application, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria for such classifications should be reclassified to conform to the provisions of SFAS 145.  The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting and disclosure requirements for guarantees.  Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that many instruments formerly classified as equity will be classified as liabilities.  The statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  It also does not affect the classification of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.   The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This statement retains the disclosures provided in the original SFAS No. 132 but adds disclosures describing the type of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized for annual and interim periods.  The revised statement is generally effective for fiscal years ending after December 15, 2003.  The Company does not currently have any contributory plans that would require the additional disclosure.

In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of that entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after March 15, 2004.  The Company does not believe the adoption of this Interpretation will have a material effect on its consolidated financial statements.

2. Going Concern and Management Plans

As a result of the recession that started in 2000 and the impact it had had on the direct placement and temporary staffing industry, the Company’s revenues have declined approximately 37.6% from levels achieved in 2000.  The Company has also reported net losses for the last three years as a result of the decline in its business, and the Company’s current liabilities of $13.1 million exceed its current assets of $6.5 million.

 The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  The Company operates with minimal cash balances as all cash receipts are deposited into the Company’s lockboxes, which are swept daily by its lenders (see Notes 4 and 19).  While the Company has generally sought to borrow the maximum amounts available from these facilities during 2004, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2003 and 2004, the Company reduced staff and closed offices to reduce its funds outflow.  The Company has also not paid all employer and employee payroll taxes when due (see Note 16).  As a result of the past due payroll tax liability, the Company is in default under its lending agreements (see Notes 4 and 19).  In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company or its officers and directors.  However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow problems.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of the Company’s subsidiaries.  However, the Company and the IRS reached an agreement that subordinates the claims by the IRS to those of the Company’s senior lenders so that these lenders can continue to fund the Company’s operations.  The subordination agreement is contingent on the Company making timely payment of all payroll tax liabilities incurred after the date of the agreement.  The Company’s lenders are continuing to fund its operations.  The Company agreed on an Amended Forbearance Agreement with one lender that gives it until January 27, 2005 to cure the IRS payroll tax problem (see Note 19).  The other lender has not signed an agreement but has continued to fund.  This lender may demand repayment at any time (see Note 4).  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

In December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell them up to $1,650,000 in a new issue of the Company’s preferred stock.  Each share of preferred stock would be convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and was ultimately oversubscribed.   The sale generated gross proceeds to the Company in excess of $2.0 million (see Note 19).  This capital was used for general working capital purposes and to acquire certain assets of Medical Resources Network, Inc.

Subsequent to year end, the Company entered into negotiations with another public company regarding the sale of one of its agencies (the “Proposed Sale”).  If the Proposed Sale is consummated based on its current terms, it would provide the Company with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Since the Company has not yet signed a definitive agreement, there can be no assurance at this time that the Proposed Sale will occur.  The unit to be sold represented approximately 77% of our temporary and contract staffing revenue in 2003.

The Company is continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with its capital requirements and business strategy.  One of these strategies is to seek acquisitions to replace the revenues lost in the Proposed Sale by acquiring small companies where we can absorb their back office operations into our own.  There can be no assurance that the Company will be successful in implementing the changes necessary to accomplish these objectives, or if it is successful, that the changes will improve its cash flow and liquidity.

Once the Proposed Sale takes place, management believes that the Company will be able to secure other financing that will allow the Company to pursue its acquisition strategy, which when combined with improving market conditions and the restructuring of the Company’s present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing.  However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company’s creditors will give it the time needed to implement its plan.  Currently, the American Stock Exchange is seeking to delist the Company which could make using the Company’s common stock in procuring financing more difficult.  The inability to obtain additional financing will have a material adverse effect on the Company’s financial condition.  It may cause the Company to delay or curtail its business plans or to seek protection under bankruptcy laws.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to attain and maintain profitable operations.

3.  Business Acquisitions / Divestitures

Medical Resource Network, Inc. (“MRN”):

During the third quarter of 2003, and consistent with our commitment to entering into the healthcare arena, the Company identified and established a relationship with MRN.  MRN is a Southern California-based company specializing in the placement of traveling nurses.  MRN maintains contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to compete and grow.  As a result, the Company structured a transaction in which the employees and nurses became employees of the Company, and the Company began taking over many back office functions of MRN.  The Company maintained this relationship through the end of 2003, allowing it to become thoroughly familiar with the operations, the business, and the traveling nurse industry.  The amount expended through December 31, 2003 by the Company, which had not reimbursed by MRN, was $499,000 and is included in the consolidated balance sheet at December 31, 2003 in “Receivables from affiliates”.  The Company ultimately closed the acquisition, acquiring the assets of MRN during the first quarter of 2004 (see Notes 7 and 19).

Mountain, Ltd. (“Mountain”):

Effective December 20, 2002, the Company sold the operations of Mountain back to the former owners. The terms of this sale included: (a) a payment of $572,000 to the Company, (b) a contingent future payment of $78,000, (c) the waiver of all amounts payable by the Company to the former owners, approximately $2.1 million, and (d) the retention by the Company of all of Mountain’s cash, accounts receivable, and accounts payable.  The warrants to purchase common stock of the Company issued to the former owners were also cancelled.  The loss incurred on the sale was approximately $1,997,000.  In 2002 and 2001, Mountain’s contribution to the Company’s operating results included revenues of approximately $8.2 million and $20.3 million, respectively, and an operating income (loss) of $(0.1) million and $1.4 million, respectively.

4.  Line of Credit and Factoring Facilities

Prior to December 24, 2002, the Company’s working capital financing was provided by General Electric Capital Corporation (“GE Capital”) pursuant to a secured line of credit agreement (the “GE Facility”).  During much of 2002, the Company was not in compliance with the terms of the GE Facility.

Beginning on December 24, 2002, and ending on December 23, 2003, the Company’s working capital financing was provided by Greenfield Commercial Credit (“Greenfield”), pursuant to a secured line of credit agreement (the “Greenfield Facility”).  The Greenfield Facility was initially established to provide up to a maximum of $4.0 million in working capital financing under a line of credit, secured by the Company’s eligible accounts receivable.  During the course of that year, the facility was increased several times, eventually providing almost $6.0 million in available credit before being re-financed by Wells Fargo Business Credit (“Wells Fargo”) in December 2003.  Of the approximate $6.0 million available under the Greenfield Facility, $5.0 million was represented by a line of credit with the remainder available under an accounts receivable factoring arrangement.  At all times during 2003, the Company was in compliance with all terms of the Greenfield Facility.

The interest rate on outstanding borrowings on the line of credit available under the Greenfield Facility was the prime rate plus 8% and was due monthly.  During 2003, the average amount of funds borrowed under the line of credit portion of the Greenfield Facility was approximately $4,139,000 at an average interest rate of 13.5%.  In addition, the Company borrowed an average of $613,000 under the accounts receivable factoring portion of the Greenfield Facility during 2003, paying approximately $129,000 in factoring fees.  The Company paid an additional $115,900 in amendment, processing and other fees during 2003.  The maximum and minimum amounts borrowed on the line of credit under the Greenfield Facility during 2003 were approximately $5,000,000 and $2,830,000, respectively.

On December 1, 2003, the Company entered into a secured senior credit agreement with Wells Fargo (the “Wells Fargo Facility”).  On December 23, 2003, the Company repaid in full the amounts owed under the Greenfield Facility with proceeds from the Wells Fargo Facility.  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. The gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for permanent placement invoices.  In addition, the Company pays Wells Fargo for those invoices a discount of 1.1% of the gross face amount of each account for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Company paid an origination fee of $60,000 upon the closing of the Wells Fargo Facility and is obligated to pay a renewal fee of $35,000 on each anniversary date.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility since its inception is approximately $5,075,000.

The maximum amount available under the Wells Fargo Facility is established by individual customer credit limits and as a result, there is no stated maximum.  As receivables are collected, new receivables are added.  Each invoice is marked as having been assigned to and is payable to Wells Fargo.  The Wells Fargo Facility requires all cash receipts to be deposited into the Company’s lockboxes, which are swept daily by Wells Fargo.  This procedure, combined with the Company’s policy of maintaining zero balance operating accounts, results in the Company reporting a balance of “Obligations not liquidated because of outstanding checks” in the accompanying consolidated balance sheet.  Wells Fargo assumes the risk of non-payment of an accepted receivable due to a customer declaring bankruptcy or being put in receivership within 75 days after the date of the invoice.  The Company assumes all other non-payment risk.

The Company has also agreed to a permanent reserve in the amount of $700,000 as additional collateral to cover potential shortfalls in payments.  At December 31, 2003, this balance had not been funded.  It was funded during 2004.  All of the assets of the Company and its subsidiaries were pledged to secure this facility, and most of these subsidiaries have guaranteed the repayment of the Company’s obligation.

 In connection with the Wells Fargo Facility, the Chief Executive Officer, President and Chief Financial Officer executed a Validity Guaranty (the “Wells Guaranty”).  Under the Wells Guaranty, the guarantors are obligated to repay the loan in the event, and to the extent, that the Company engages in any inappropriate activities related to the facility.  As an inducement to the guarantors, the Company agreed to indemnify them for amounts paid by them resulting from actions taken by others within the Company with which they had no knowledge.

Due to certain restrictions in the Wells Fargo Facility on accounts receivable resulting specifically from permanent placements, the Company entered into a new $5.0 million credit facility with Greenfield in the first quarter of 2004 while also maintaining the Wells Fargo Facility (see Note 19).  In addition, Wells Fargo, on June 14, 2004, declared that a default currently existed under the Wells Fargo Facility as a result of our not remitting all payroll taxes when due (see Note 16), although they continued to advance funds on accounts receivable from the Company.  However, Wells Fargo lowered the advance rate to 85% as compared to 90% and raised the discount fee by 1%, still subject to the $20,000 a month minimum.  In October 2004, the IRS placed liens on assets of two of our subsidiaries (see Notes 2 and 16).  Wells Fargo continued to advance funds on the Company’s accounts receivable after the IRS subordinated their liens to the factoring arrangement with Wells Fargo.

Under the factoring facilities from Wells Fargo and Greenfield, the Company believed it retained primary responsibility for losses on the accounts receivable sold because of the guarantees and additional collateral held by the lenders.  Therefore, the Company does not show the assets as having been sold, and it accounts for the funds received as current debt on the balance sheet in the caption “Factoring liability”.

5. Property and Equipment

Property and equipment consists of:

	December 31,
($ In Thousands)	2003	2002

Computer equipment and software	$3,807	$3,833
Furniture and equipment	1,080	1,099
Leasehold improvements	114	113
	5,001	5,045
Less accumulated depreciation and amortization	(4,313)	(3,483)
Property and equipment, net	$688	$1,562

Depreciation and amortization of property and equipment was approximately $1,298,000, $1,139,000, and $1,309,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The depreciation for 2003 included approximately $368,000 in charges related to a change in the estimated lives of certain assets (see Note 1).  Also included in depreciation and amortization expense is amortization of assets under capital leases in 2003, 2002 and 2001 of approximately $50,000, $68,000 and $68,000.  The unamortized balance of assets under capital leases was approximately $114,000 and $64,000 at December 31, 2003 and December 31, 2002, respectively.  These assets are included in computer equipment.

6. Intangibles

Intangibles Subject to Amortization

Intangibles subject to amortization consist of non-compete agreements.  The non-compete agreements arose in relation to businesses purchased by the Company.  The gross carrying amount is the amount assigned to the non-compete agreement in the related purchase contract.  These agreements are amortized over their life, which is from three to five years.  The gross carrying amount and accumulated amortization are removed when fully amortized.

	December 31,
($ in Thousands)	2003	2002
Gross carrying amount	$50	$50
Accumulated amortization	(38)	(17)
Net carrying amount	$12	$33

The estimated amortization expense for the remaining life of the non-compete agreements is as follows: 2004 - $10,000 and 2005- $2,000.

Goodwill

Effective January 1, 2002, goodwill ceased to be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The carrying value for goodwill is the net amortized balance as of the date of adoption of SFAS No. 142, as adjusted.

	December 31,
($ In Thousands)	2003	2002
Balance at the beginning of the year	$6,648	$10,722
Goodwill acquired during year	410	367
Goodwill written off related to sale of a business unit	—	(4,441)
Balance at the end of the year	$7,058	$6,648

The additions to goodwill during both 2003 and 2002 related to contingent compensation to be paid to the owners of businesses acquired in prior years under their purchase contracts based on results of the operations during those periods.  The goodwill written off in 2002 related to the sale of Mountain (see Note 3).

The pro forma results of operations adjusted to exclude amortization of goodwill as if SFAS No. 142 had been adopted for the year ended December 31, 2001 is as follows:

($ in Thousands, except per share amounts)
Net loss as reported	$(3,978)
Amortization of goodwill	609
Pro forma net loss	$(3,369)
Pro forma basic and diluted loss per share	$(1.20)

7. Other Assets and Receivables from Affiliates

Other assets consist primarily of deposits of $182,000 in 2003 and $214,000 in 2002.  Receivables from affiliates consisted of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, of $358,000 at December 31, 2003 and $378,000 at December 31, 2002 (see Note 14).  The remaining balance at December 31, 2003 of $499,000 was the amount due from MRN for services provided to them during 2003.  The assets of MRN were acquired in February 2004 (see Notes 3 and 19).

8. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of:

	December 31,
($ In Thousands)	2003	2002
Trade accounts payable	$1,603	$919
Accrued expenses	1,561	1,342
Accrued compensation	3,127	2,222
Accrued payroll expense	564	190
	$6,855	$4,673

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.

9. Long-Term Debt and Guarantees of Debt

Long-term debt consists of:

	December 31,
($ In Thousands)	2003	2002
Minimum deferred payment obligations:
Texcel acquisition	$729	$747
Datatek acquisition	205	329
J. Michael Moore promissory note	302	—
	1,236	1,076
Less current maturities	(1,236)	(918)
Total long-term debt	$—	$158

There are no scheduled maturities of long-term debt after December 31, 2004.

On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively, “Texcel”).  As part of the purchase, the Company was obligated to make certain deferred payments to the prior owners.  Effective January 1, 2003, the Company entered into the Amended and Restated Forbearance and Amendment Agreements with the three prior owners of Texcel, which restructured the prior deferred payment obligation by the Company and cured a default thereunder.  Under the agreements, the Company’s obligation to repay the $746,800 in debt was deferred to June 30, 2004.  However, under certain circumstances allowed under the terms of the Greenfield Facility, monthly payments of principal could be made.  During 2003, $18,000 in principal payments were made.  Interest was payable monthly commencing in May 2003, with all past due interest to be paid by April 2003.  Under the new agreement, the interest rate was 12.5% per annum.  A total of approximately $110,000 in interest was paid during 2003.  In addition, the agreement amended the terms of the warrants that had been issued to these prior owners of Texcel.  The previously issued warrants were canceled and new warrants were issued that increased the number of shares available to a total of 100,000 and reduced the exercise price to $0.27 (see Note 11).

During February 2004, the Company reached a settlement with one of the prior owners of Texcel.  The settlement involved the retirement of the Company’s $412,000 obligation to that owner for $190,000.  Funds were transferred during the second week of February and each party released the other from any future obligation.  On June 30, 2004, the balance of the note to the remaining two former owners was not paid.  One of the owners extended his portion of the note of $113,000 until September 3, 2004.  Additional principal payments were made during the period.  The payment due in September was not made, and the Company still owes that former owner approximately $81,000 including interest accrued to that date.  Another of the former owners is still due approximately $194,000 including accrued interest as of June 30, 2004.

In March 2000, the Company completed the acquisition of substantially all of the assets of Datatek Corporation (“Datatek”).  As part of the purchase, the Company was obligated to make certain deferred payments to the prior owners.  Effective January 1, 2003, the Company entered into the Second Amendment to Agreements with the former owners of Datatek, which restructured the prior obligation by the Company and cured a default thereunder.  Under the agreement, the Company’s obligation to pay a lump sum deferred payment on January 2, 2003 was to be amortized on a monthly basis starting May 2003 through February 2004, subject to the covenants of the Greenfield Facility.  Interest accrued at a rate of 12.0%.  During 2003, the Company made principal payments of $136,500 and interest payments of approximately $14,000.  The remaining payments for the 2003 deferred payment were paid by February 2004.  The remaining balance of the note was repaid by April 2004.

 On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note, payable on demand, bearing interest at 10% per annum.  The note was repaid during 2004.

Pursuant to a Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the “Bank”), DCRI L.P. No. 2, Inc. (L.P. No. 2), a company controlled by Mr. Moore, and Mr. Moore, the Company’s Chief Executive Officer, the Company was obligated to purchase from the Bank two promissory notes (the “Notes”) issued to the Bank by LP No. 2.  The Company has been notified by Mr. Moore that an entity in which he has a financial interest purchased these Notes in 2004 and eliminated the Company’s obligation to the Bank.

10.  Stock Options

Under provisions of the Company’s 1996 and 1998 Amended and Restated Nonqualified Stock Option Plans (the “Plans”), options to purchase an aggregate of 1,300,000 shares of our common stock may be granted to key personnel of the Company.  Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2003, 2002, and 2001 vest over periods generally ranging from two to three years and have a term of ten years.  There were no shares available for additional grants at December 31, 2003 under the Plans.

The Company has also adopted the 1998 Non-Employee Director Stock Option Plan (the “Director Plan”).  Options to purchase an aggregate 300,000 shares of the Company’s common stock will be automatically granted as follows:  (i) each director who was serving at the time of the adoption of the Director Plan received an option for 15,000 shares of common stock, while each new director when elected or appointed receives the same award; and (ii) for those directors serving at the adoption of the Director Plan, they receive an additional option grant of 12,500 shares of common stock on January 1 of each year, while for directors elected or appointed after the adoption of the Director Plan, they receive the same award on the anniversary date that they were elected or appointed.  The grant vests quarterly over one year, and the options have a term of ten years.  The Director Plan expires in 2008.  There are 132,500 shares still available for grant under the Director Plan at December 31, 2003.

The following table summarizes the information with respect to stock options for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003		2002		2001
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,106	$3.34	1,243	$3.78	583	$5.98
Granted	1,424	$0.32	55	$0.74	671	$1.80
Exercised	(13)	$0.24	—	—	—	—
Cancelled	(405)	$7.73	—	—	—	—
Forfeited	(590)	$1.70	(192)	$5.42	(11)	$5.13
Outstanding, end of year	1,522	$0.80	1,106	$3.34	1,243	$3.78

Exercisable	428		865		669

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
(shares in thousands) Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price

$0.20 to $0.50	1,031	9.17	$0.24	124	$0.26
$0.54 to $1.75	321	8.60	$0.90	167	$0.85
$2.875 to $12.75	170	6.39	$3.97	137	$4.11
	1,522	8.74	$0.80	428	$1.72

During 2003, all employees with options outstanding with an exercise price of greater than $2.50 per share were provided the opportunity to exchange those options for options with an exercise price of $0.24 per share.  However, each employee would receive a new option for only 20% of the shares of common stock they surrendered.  Employees submitted options for 404,824 shares ranging in exercise price from $2.875 to $12.75 per share.  The compensation expense incurred for the repriced options was approximately $26,000.  The directors were also given this same opportunity, subject to shareholder approval.  One director indicated he will exchange options for 60,000 shares for a new option of 12,000 shares.

In addition, the Director Plan has been amended, subject to shareholder approval, to change the number of shares for each option grant either on the initial date the director takes office or for the annual option award to 25,000 shares effective with the options granted in 2003.  The option award for additional shares to be issued under the amended Director Plan, or the option exchange for the one director, will not be considered issued until the stockholders have approved the changes.

11.  Common stock and warrants

At December 31, 2003, the Company had 10,000,000 shares of $0.10 par value common stock and 1,000,000 shares of $1.00 par value preferred stock authorized.  There were 4,328,674 shares of common stock outstanding at December 31, 2003, including 360,559 shares of treasury stock.  There were no shares of preferred stock outstanding at December 31, 2003.  However, in 2004, the Company issued shares of a $10 par value preferred stock in a private placement transaction (see Note 19).

The Company has reserved 2,103,590 shares of common stock for issuance upon the exercise of outstanding warrants (see below).  The Company has also reserved 1,654,464 shares of common stock for grant or issuance under the Company’s stock option plans (see Note 10).

The Company was prevented from paying dividends on its common stock or acquiring any treasury stock under the terms of the Greenfield Facility, until its termination in December 2003.  The Company entered into a new agreement for a line of credit with Greenfield during 2004 (see Note 19), which has the same prohibition on the payment of dividends and the purchase of treasury stock.

In 2002, in connection with the sale of Mountain, the Company purchased 77,000 shares of the Company’s common stock for approximately $8,000 from the former owners of Mountain.  In 2003, the Company issued 300,000 shares of treasury stock in connection with the exercise of a warrant (see below).

The Company has issued warrants to employees, consultants and to former owners of acquired businesses.  All the warrants issued are vested.  The following table summarizes the information related to warrants for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,274	$0.55	378	$3.90	98	$12.04
Granted, including modified warrants	2,730	$0.17	3,305	$0.20	280	$1.07
Exercised	(1,200)	$0.19	—	—	—	—
Cancelled or modified	(2,700)	$0.16	(291)	$0.94	—	—
Forfeited	—	—	(118)	$0.57	—	—
Outstanding, end of year	2,104	$0.77	3,274	$0.55	378	$3.90

Warrants granted to employees:

In October 2002, in connection with a guarantee by Mr. Moore of a part of the Company’s obligation to GE Capital (Note 4), the Company granted a warrant to purchase 2,700,000 shares of our common stock to Mr. Moore.  The warrant consisted of three tranches, each of 900,000 shares, at exercise prices of $0.13, $0.16 and $0.19 per share, respectively.  The warrant was to expire on May 30, 2008.  The fair value of the warrant was estimated on the date of grant to be approximately $110,000 using the Black-Scholes option-pricing model with the following assumptions:  an expected term of 2 years; an expected dividend rate of 0.0%; an expected stock price volatility of 84.08%; and a risk-free interest rate of 3.0%.   The fair value was charged to expense in 2002.

In February 2003, the Company changed the terms of the warrant.  The terms of the first tranche were changed to $0.15 per share, and the warrant expiration date was changed to December 31, 2003.  The change in terms was treated as a modification of the award under SFAS No. 123.  The value of the revised warrant was calculated using the Black-Scholes option-pricing model with the following assumptions:  an expected term of one year for the first tranche and two years for the other two tranches; an expected dividend yield of 0.00%; an expected stock price volatility of 98.65%; and a risk-free interest rate of 3.00%.  The value of the old warrant was calculated immediately before the issuance of the new warrant using the Black-Scholes option-pricing model with the same terms as the modified warrant, except that the expected term of each tranche was the lesser of the remaining expected life of the original warrant or the expected life of the modified warrant.  The incremental value of the modified warrant was approximately $9,000 and was charged to expense in 2003.  Mr. Moore exercised the first tranche for  900,000 shares in October 2003. The remaining 1,800,000 shares issuable upon exercise of the warrant are outstanding and exercisable as of December 31, 2003.

Warrants issued to former owners of acquired businesses:

Effective as of October 2001, the Company entered into agreements with the former owners of Mountain and Texcel in connection with restructuring the repayment terms of the debt obligations payable by the Company to such persons.  In connection with such agreements, the Company agreed to issue warrants to purchase, for $1.09 per share, an aggregate of 117,800 and 86,680 shares of the Company’s common stock to the former owners of Mountain and Texcel, respectively.  The fair value of these warrants was estimated on the date of grant to be $99,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.  The value of these warrants was charged to expense.

In connection with a restructuring of the repayment terms of certain debt obligations in June 2002, new warrants were issued to the former owners of Mountain and Texcel to replace the October 2001 warrants, which were cancelled.  The terms of the new warrants were the same as the old warrants, except that the price was reduced to $0.57 per share.  The change was treated as a modification of the original warrant.  The difference in the fair value of the new warrant issued and the fair value of the old warrant immediately before the issuance of the new warrant was not material.

The warrants to the former owners of Mountain were forfeited on the sale of Mountain (see Note 3).

Effective December 31, 2002, in connection with another restructuring of obligations of Texcel, the Company granted a new warrant to the former owners of Texcel for 100,000 shares of common stock with an exercise price of $0.27 per share and canceled the old warrant for 86,680 shares of common stock at an exercise price of $0.57 per share.  The change was treated as a modification of the original warrant.  The difference in the fair value of the new warrant issued and the fair value of the old warrant immediately before the issuance of the new warrant was not material.

Warrants issued to consultants:

In November 2001, the Company entered into an agreement with an investment banker.  As part of the consideration for the investment banking services that were to be provided, the Company issued a warrant to purchase 76,000 shares of the Company’s common stock with an exercise price of $1.03 per share and an expiration date of November 15, 2006.  The fair value of the warrant was estimated on the date of grant to be approximately $53,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%.   The value of the warrant was charged to expense.

 In December 2002, in connection with the completion of the refinancing of the GE Facility (Note 4), the Company granted warrants to purchase 300,000 shares of our common stock to a consultant, at an exercise price of $0.30 per share.  The warrant was later transferred to Jack Pogue, a significant stockholder of the Company.  These shares were exercised during the second quarter of 2003.  The Company reissued 300,000 treasury shares in connection with the exercise.  The fair value of these warrants was estimated on the date of grant to be approximately $35,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 119.74%; and a risk-free interest rate of 3.00%.  The value of the warrants was charged to expense.

During 2003, the Company entered into contracts for consulting and legal services with various parties.  As part of the compensation for their services, the Company issued warrants for a total of 30,000 shares of common stock with exercise prices ranging from $0.20 to $1.20.  The fair value of the warrants was estimated on their respective grant dates to be $14,800 using the Black-Scholes option-pricing model with the following average assumptions:  an expected term of 3.7 years; an expected dividend yield of 0.00%; an expected stock price volatility of 102.51%; and a risk-free interest rate of 3.00%.  The value of the warrants was charged to expense.

The Company has a Shareholder Rights Plan (the “Rights Plan”), which was originally adopted May 1, 1998 but has been subsequently amended, that expires May 1, 2008.  Under the Rights Plan, a right to purchase .001 of a share of a Series A Junior Participating Preferred Stock (“Junior Preferred”), par value $0.10, for $70 (the “Right”) was issued to stockholders of record on May 11, 1998 at the rate of one Right for each share of common stock.  Because of the value of the Junior Preferred’s dividend, liquidation and voting rights, the value of the Junior Preferred that can be purchased upon exercise of the Right should approximate the value of one share of the Company’s common stock.  If there is a triggering event, then the Right will become exercisable and each holder of a Right other than such persons who caused the triggering event, can, upon exercise of that Right, receive that number of common shares having a market value equal to two times the exercise price of the Right.  The Rights Plan is intended to protect shareholders from unfair offers or abusive takeover tactics, but is not designed to prevent all takeovers of the Company.  The Board of Directors of the Company has the discretion to suspend operation of the Rights Agreement where a triggering event is deemed to be in the best interest of the stockholders.  The Right may be redeemed at any time for $0.01.

12.  Federal Income Taxes

There was no income tax provision for 2003 as the Company did not record any net income tax benefit for its operating losses because of the uncertainty of realizing its deferred tax assets.  The income tax benefit for the years ended December 31, 2002 and 2001 consisted of the following:

($ in thousands)	2002	2001
Current tax benefit	$(30)	$(1,356)
Deferred tax expense	—	462
Total tax benefit	$(30)	$(894)

The difference between the amount computed by applying the federal statutory income tax rate to the operating loss before income taxes and the Company’s tax benefit recognized in the Consolidated Statements of Operations was as follows:

	December 31,
($ In Thousands)	2003	2002	2001

Tax benefit at the statutory rate	$(1,320)	$(2,040)	$(1,649)
Other	41	—	5
State income taxes, net of federal income tax benefits	—	176	—
Increase in valuation allowance for deferred taxes	1,279	1,834	750
Income tax benefit	$—	$(30)	$(894)

Components of deferred tax assets and liabilities, at December 31, 2003 and 2002, were as follows:

	December 31,
($ In Thousands)	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$3,831	$2,669
Reserves and accruals	405	358
Total deferred tax assets	4,236	3,027
Valuation allowance	(3,863)	(2,584)
Net deferred tax assets	373	443
Deferred tax liabilities:
Other, principally property and equipment and intagible assets	(373)	(443)
Total deferred tax liabilities	(373)	(443)
Net deferred taxes	$—	$—

The net change in the valuation reserve for the year ended December 31, 2003 was an increase of $1,279,000.  Because of the uncertainty of realizing its deferred tax assets, the Company maintains a valuation allowance so that net deferred taxes are zero.

The Company had federal net operating loss carryforwards of approximately $11.2 million as of December 31, 2003, which, if unused, expire as follows: 2005-2010 - $0.4 million and 2021-2023 -$10.8 million.  The Company has various state net operating loss carryforwards which, if unused, expire in varying amounts through 2023.  The Company does not believe that it will be able to use most of these state loss carryforwards.

13. Concentration of Credit Risk

The Company has maintained cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenues from three customers represented approximately 53% of total billings in 2003, at 24%, 19% and 10%, respectively.  Revenues from one customer represented approximately 23% of total revenues in 2002, and another customer represented approximately 13% of total revenues in 2001.  Accounts receivable from two customers represented approximately 27% and 14%, respectively, of total accounts receivable at December 31, 2003.  Accounts receivable from one customer represented approximately 14% of total accounts receivable at December 31, 2002.

14. Related Party Transactions

On April 21, 2002, the Company entered into an agreement with Mr. Moore and with L.P. No. 2 pursuant to which Mr. Moore and L.P. No. 2 both executed promissory notes to the Company in the amount of approximately $105,000 and $289,000, respectively.  The balance of the notes at December 31, 2003 was $358,000 and is shown in the consolidated balance sheet in “Receivables from affiliates.”  These notes are related to legal fees associated with a lawsuit with Ditto Properties Company (see Note 16).  The note from Mr. Moore (the “Moore Note”) is secured by a first lien on 25,000 shares of the Company’s common stock and shares of common stock in a private corporation in which Mr. Moore is a shareholder.  The L.P. No. 2 note is secured by the personal guarantee of Mr. Moore and involves the commitment of L.P. No. 2 to deliver to the Company a lien on 446,000 shares of the Company’s common stock at such time as such shares have become unencumbered by other liens.  At this time, these shares are encumbered by other secured liens for loans made to L.P. No. 2.  The Company does not believe that the market value of the shares that are available fully secure these notes.  The Company believes, based upon financial information provided by Mr. Moore, that Mr. Moore has the available resources to satisfy the obligations to us.  As of September 30, 2004, the balance of the notes was $324,000, and Mr. Moore and L.P. No. 2 were current with the repayment provisions of their agreements with us related to the loans made to Mr. Moore and L.P. No. 2.

On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note (see Note 9).

The Company paid Pursuant Technologies Inc., previously More-O Corporation (“Pursuant”), of which Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, approximately $97,000, $95,000 and $92,000, respectively, in 2003, 2002 and 2001, for web site development and for software license fees.

The Company paid Imology, previously Diaws, $118,000 and $122,000 in 2003 and 2002, respectively, to develop and maintain websites and further develop marketing programs using web technology.  Mr. Jack Pogue is a significant shareholder of both the Company and Imology.

The above amounts and transactions are not necessarily indicative of the amounts and transactions that would have been incurred had comparable transactions been entered into with independent parties.

Interest income from related parties amounted to approximately $16,000, $20,000, and $48,000 in 2003, 2002 and 2001, respectively.  Interest expense to related parties amounted to approximately $5,200 in 2003.

15. Employee Benefit Plan

In 1993, the Company implemented a 401(k) plan for the benefit of its employees.  The Company contributions to the plan in 2003, 2002 and 2001 totaled approximately $45,000, $67,000, and $113,000, respectively.  The Company currently matches 25% of the employee’s contribution up to 3% of their compensation.  Beginning in January 1998, the Company’s matching contributions were used to purchase its common stock.  In March 2002, the Company amended the plan to permit participants in the plan to have the right, at any time or times, to request that the plan sell all or any of the shares of the Company’s stock which have been allocated to such participant.

The Company has not made all of its payments to its 401(k) plan on a timely basis, which could result in penalties due.  At December 31, 2003, the Company had not forwarded approximately $68,000 to the administrator of the 401(k) plan, of which approximately $32,000 was for payroll periods prior to December 2003.  At November 19, 2004, we had not remitted approximately $87,000 of employee contributions to the 401(k) plan for the period from August to November 2004.  To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.

The Company has a deferred compensation arrangement for certain highly paid employees.  Under this plan, the employee may defer up to 50% of their regular salary and bonus based on an election made before the start of the fiscal year.  The Company match is the same as in the 401(k) plan.  During 2003, the Company match was approximately $6,000.  The employees are 100% vested in their deferred compensation.  The Company contributions vest at 10% each year for each year’s contribution.  In addition, there is an accelerated vesting for those employees who are 59 1/2 or older, with 100% vesting by age 65.  Employees who are eligible for this plan are chosen by the Board of Directors.  The amounts deferred by the employee plus the Company contribution are remitted to an insurance company for investment; however, the Company is the beneficiary of the policy.  The plan is, therefore, unfunded and any amounts due participants are not secured in the event of a bankruptcy filing.  At December 31, 2003, the balance due under the deferred compensation plan to participants, including Company contributions that have not vested, was approximately $30,000.

16. Commitments and Contingencies

Operating and Capital Leases

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized under SFAS No. 13, Accounting for Leases.  Rental expenses associated with operating leases were approximately $1,316,000, $1,781,000, and $2,495,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Amortization of assets recorded under capital leases was included in depreciation expense.  Certain of the operating leases have escalating rent payments.

The following is a summary of future minimum lease payments for all operating and capital leases and the related present value of capital leases:

($ in Thousands) Year	Operating Leases	Capital Leases
2004	$1,116	$83
2005	1,036	42
2006	906	39
2007	826	—
2008	791	—
Thereafter	2,078	—
Total minimum lease payments	$6,753	164
Less: Amounts representing interest		(16)
Present value of future lease payments		148
Less: Current portion of obligations		(79)
Long-term portion of obligations		$69

Payroll Taxes

The Company has not paid all of its federal payroll taxes when due.  As of November 3, 2004, payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  The Company may be subject to substantial penalties and fines, and the Company, its officers and its directors may be subject to litigation, as a result of not paying these taxes on a timely basis.

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable (see Notes 4 and 19).  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.

Legal Actions

In 1996, a lawsuit was filed by Ditto Properties Company (“DPC”) against LP No. 2 (the “Ditto Litigation”).  Later, Mr. Moore and the Company were added to the lawsuit, and the Company filed a counterclaim.  The lawsuit Ditto Properties, Co. v. DCRI L.P. No. 2, Inc., et al included both the claims asserted by DPC and the Company’s counterclaims.  In November 2003, the Company resolved the Ditto Litigation.  In a week-long trial beginning November 17, 2003, in the Bankruptcy Court for the Northern District of Texas, Dallas Division, the Company received a directed verdict in its favor on all counts against the Company.  A similar verdict was rendered in favor of the Company’s co-defendants including Mr. Moore.  The Company was not, however, granted relief on its counterclaim against DPC.  Effective January 21, 2004, DPC relinquished its appeal rights in a written statement to the Court.

In the past, the Company has incurred legal fees on its own behalf and had funded certain of the legal fees and expenses of Mr. Moore and/or L.P. No. 2 in connection with the Ditto Litigation. As the result of the Company being named as a defendant in such case, in 2001 the Company, Mr. Moore and L.P. No. 2 decided that the Company should have separate counsel from Mr. Moore and L.P. No. 2.   The Board of Directors of the Company (a) approved the payment to Mr. Moore of up to $250,000 to fund legal fees and expenses anticipated to be incurred by Mr. Moore and L.P. No. 2 in the Ditto Litigation, (b) authorized the Company to enter into an Indemnification Agreement with each of the officers and directors of the Company pursuant to which these individuals will be indemnified in connection with matters related to the Ditto Litigation; and (c) approved an amendment to the Bylaws of the Company to require the Company to indemnify its present and former officers and directors to the fullest extent permitted by the laws of the state of Texas, in connection with any litigation in which such persons became a party subsequent to March 29, 2001 and in which such persons are involved in connection with performing their duties as an officer or director of the Company.

During the year ended December 31, 2003, two actions were filed against several employees of the Company seeking to enforce certain non-compete covenants between the Company’s employees and their former employer.  One of these actions included the Company and its Chief Executive Officer alleging that they interfered with the non-compete contracts.  This case, Oxford Global Resources, Inc. v. Michelle Weekley-Cessnum, et.al. was filed in the United States District Court for the Northern District of Texas, Dallas Division.  The case is in its early stages, and the Company cannot determine what loss, if any, may result from the final settlement of this case.  The Company has agreed to pay the legal fees of its employees in connection with this action.

As of December 31, 2003, the Company is also involved in certain other litigation and disputes. With respect to these matters, management believes the claims against the Company are without merit and believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

17. Restructuring and Severance Expenses

On March 14, 2001, upon the resignation of the Company’s former President, Mr. Ted Dillard, the Company and Mr. Dillard entered into a Severance Agreement and Mutual Release (the “Severance Agreement”).  The Severance Agreement, among other things, called for: (a) a severance payment to Mr. Dillard of $210,000 payable in twenty-four equal semi-monthly installments beginning March 15, 2001; (b) accelerated vesting of options to purchase 5,556 shares of the Company’s common stock that were due to vest on March 31, 2001; (c) the extension of the time that Mr. Dillard may exercise any of his vested stock options until December 31, 2002 (subject to the provisions of the plans under which such options were granted); and (d) the extension of the maturity date of a loan by the Company.  The total cost of the Severance Agreement (including legal and professional fees and a $10,000 consulting fee paid to Samuel E. Hunter, a director of the Company) was approximately $339,000 and was expensed in the first quarter of 2001.  In October 2002, Mr. Dillard filed suit in Dallas County District Court against the Company seeking, among other things, the forgiveness of certain debt obligations to the Company in connection with the purchase of common stock (the “Loan”).  In May 2003, the Company entered into a Settlement Agreement with Mr. Dillard that provided for the extension of the maturity date of the Loan, with interest accruing at the rate of 5%, until July 2005, in consideration for the pledge by Mr. Dillard of 141,000 shares of common stock as security.  The Settlement Agreement further provided Mr. Dillard the right to surrender the collateral in full satisfaction of the Loan at any time prior to maturity.  The note balance of approximately $215,000 is carried as an offset to Stockholders’ Equity in the consolidated financial statements.  No interest was accrued on the note for 2003.

In 2001, the Company incurred approximately $150,000 in severance expenses related to a reduction in its workforce as a result of the downturn in the economy and expensed $213,000 related to real estate leases for space it no longer occupied.  The Company also incurred $89,000 in restructuring expenses (including $53,000 for the value of warrants issued in November 2001 to an investment banker) in legal and consulting fees.

During 2002, the Company recorded accruals of $36,000 for severance expense related to reductions in its workforce and expensed approximately $356,000 related to real estate leases for space it no longer occupied.  The Company also incurred approximately $235,000 (including $145,000 for the value of warrants issued) in legal and professional fees related to the evaluation of financing and restructuring strategies, which was charged to interest expense.  The Company decided to sell Mountain as part of its reorganization and recognized a loss on the sale of approximately $1,997,000 (see Note 3).

18. Selected Quarterly Financial Data

Our quarterly operating results have varied in the past and can be expected to vary in the future. Fluctuations in operating results generally are caused by a number of factors, including changes in our service mix, the degree to which the Company encounters competition in our existing or target markets, general economic conditions, the timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new services introduced by the Company or its competitors, and changes in prices for services offered by the Company or its competitors.

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited quarterly condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of such information.

The Company adopted SFAS No. 123 using the modified prospective method during the fourth quarter of 2003, effective as of the beginning of the year (see Note 1).  Prior to the adoption of SFAS No. 123, the Company reported stock-based employee compensation under APB 25.  The quarters ended March 31, June 30, and September 30, 2003 are shown as reported and on a pro forma basis as if their results had included stock-based employee compensation based on SFAS No. 123.

	(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2003	Quarter ending June 30, 2003	Quarter ending September 30, 2003	Quarter ending December 31, 2003	Total
As reported:
Net service revenues:
Direct placement services	$2,049	$2,173	$2,305	$2,136	$8,663
Temporary and contract staffing	10,037	10,670	11,119	10,052	41,878
Total	$12,086	$12,843	$13,424	$12,188	$50,541
Gross profit	$3,873	$4,182	$3,888	$3,643	$15,586
Loss before income taxes	$(411)	$(582)	$(939)	$(1,950)	$(3,882)
Net loss	$(411)	$(582)	$(939)	$(1,950)	$(3,882)
Net loss per share – basic and diluted	$(0.15)	$(0.21)	$(0.31)	$(0.53)	$(1.27)
Pro forma:
Adjustment as if SFAS No. 123 had been adopted at January 1, 2003	$(68)	$(43)	$(51)	$162	$—
Loss before income taxes	$(479)	$(625)	$(990)	$(1,788)	$(3,882)
Net loss	$(479)	$(625)	$(990)	$(1,788)	$(3,882)
Net loss per share – basic and diluted	$(0.18)	$(0.22)	$(0.33)	$(0.49)	$(1.27)
Weighted average number of shares outstanding, in thousands	2,735	2,835	3,035	3,649	3,062

	(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2002	Quarter ending June 30, 2002	Quarter ending September 30, 2002	Quarter ending December 31, 2002	Total

Net service revenues:
Direct placement services	$2,886	$3,262	$2,692	$1,870	$10,710
Temporary and contract staffing	9,848	10,095	9,842	11,333	41,118
Total	$12,734	$13,357	$12,534	$13,203	$51,828
Gross profit	$4,661	$5,102	$4,318	$3,589	$17,670
Loss before income taxes	$(860)	$(511)	$(550)	$(4,080)	$(6,001)
Net loss	$(654)	$(511)	$(550)	$(4,256)	$(5,971)
Net loss per share – basic and diluted	$(0.23)	$(0.18)	$(0.20)	$(1.52)	$(2.12)
Weighted average number of shares outstanding, in thousands	2,813	2,812	2,812	2,805	2,810

The net loss for the fourth quarter of 2003 included additional charges incurred for legal and audit fees related to the problems incurred in filing the Company’s annual report, the charge for adopting SFAS No. 123 at year end using the modified prospective method effective as of January 1, 2003 (see Note 1), and adjustments of the estimated lives of equipment (see Note 1).

The net loss for the fourth quarter of 2002 included a loss of approximately $1,997,000 relating to the sale of Mountain (see Note 3) and restructuring expenses of approximately $339,000 (see Note 17).  The Company also incurred in the fourth quarter of 2002 approximately $422,000 in costs related to the GE Facility and the Greenfield Facility, which were charged to interest expense.

The loss per share by quarter does not necessarily add to the total loss per share for the year due to the change in the number of shares outstanding.

19. Subsequent Events

New Credit Facility

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield (the “New Greenfield Facility”) on March 12, 2004, while still maintaining the credit facility with Wells Fargo.  Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company’s receivables and other security interests.   The term of the New Greenfield Facility is on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005.  The Company does not have to be in default under the New Greenfield Facility for demand to be made.  All of the assets of the Company and its subsidiaries were pledged to secure both this facility and the Wells Fargo Facility, and most of these subsidiaries have guaranteed the repayment of the Company’s obligation to Wells Fargo and Greenfield..

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee, of which $50,000 was paid on the effective date of the agreement.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Receivables for permanent placement services will be advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.

As part of the New Greenfield Facility, Greenfield has set aside a portion of the eligible receivables they may loan against as a funded reserve which can be converted into funds to pay the IRS for unpaid payroll taxes if not paid by the Company.  The current required balance for this reserve is approximately $577,000.

As a result of our continued non-payment of payroll taxes (see Note 16), the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company paid approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on permanent placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company paid a $25,000 fee for the amended agreement, with another $25,000 due December 1, 2004 if the delinquent payroll tax liability has not been settled.

Preferred Stock Issue

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  The offering was oversubscribed and closed in March 2004.  The Company issued 209,875 shares of the Series A convertible preferred stock (“Preferred Stock”), par value $10, and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as commission related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having 10 votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.

Each share of Preferred Stock is convertible at the option of the holder into ten shares of common stock.  Each share of Preferred Stock is convertible at the option of the Company at any time after the occurrence of a trade of a share of its common stock on a national securities exchange for a price exceeding $2.00 per share; however, only after eight dividend payments have been made.  Each share of Preferred Stock automatically converts after at least 825,000 shares of the Company’s common stock have traded on a national securities exchange for a price exceeding $3.00 per share, subject to the payment of at least eight dividend payments and the common stock into which they are convertible having been registered.   The Company has reserved 2,118,750 shares of its common stock for the conversion of the Preferred Stock.

The Company paid $189,375 out of the proceeds for commissions to agents involved in the offering.  In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for commissions to an agent in the offering.  Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.

Warrants were issued to certain agents in connection with the offering.  The Company issued warrants for 169,428 shares of the Company’s common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004.

MRN Acquisition

The Company performed certain back office operations for MRN during 2003 (see Notes 3 and 7).  The costs of those operations through the end of 2003 which had not been reimbursed by MRN were $499,000, which was classified as “Receivables from affiliates” in the consolidated balance sheet at December 31, 2004.

The Company closed its acquisition of the assets of MRN in February 2004.  At the closing, the Company paid approximately $11,000 in cash and issued warrants for 50,000 shares of the Company’s common stock.  In addition, the Company assumed certain other liabilities of approximately $161,000.  A portion of the liabilities assumed, approximately $158,000, will be repaid at $5,000 per month with interest at 5% per annum.  The Company purchased approximately $421,000 in accounts receivable of MRN and paid the factoring liability on those receivables of approximately $329,000.  At the time of closing, the Company had a receivable for approximately $742,000 in accumulated non-reimbursed costs associated with the back office operations it had assumed, including the $499,000 incurred during 2003.  The Company also received the right to use the name and website of MRN for a period of time.  The Company has not completed its final analysis of the acquisition but believes that the total intangibles associated with the purchase will exceed $800,000.

In addition to the amounts received at the closing, certain of the owners of MRN are entitled to a bonus which is equal to the sum of 20% of the gross margin plus 15% of the operating margin, as defined in the agreement.

The first $250,000 of bonus payments earned will not be paid, except for certain minimum amounts due per the agreement.

Other Matters

Effective June 4, 2004, the Company asked the American Stock Exchange (the “Exchange”) to halt trading in the Company’s stock until it had made public certain material information.  The trading halt has remained in effect until November 9, 2004 when the Exchange suspended trading in the Company's common stock as part of a process to delist the Company’s common stock for non-compliance with listing standards of the Exchange.  On August 27, 2004, the Exchange staff recommended that the Company’s common stock be delisted due to, among other things, failure to timely file this report on Form 10-K for fiscal year 2003.  The Company appealed the staff’s recommendation to the Exchange Qualifications Panel which, after a hearing on October 28, 2004, affirmed the staff’s recommendation.  The Company has appealed the Panel’s decision to the Exchange Committee on Securities.  However, there can be no assurance that the Exchange will not delist the Company’s common stock because of the continuing non-compliance with its listing standards.

As a result of the suspension of trading on November 9, 2004, there has been sporadic trading of the Company’s common stock on the “pink sheets”.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Diversified Corporate Resources, Inc. and Subsidiaries

Dallas, Texas

Our report on the audit of the consolidated financial statements of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2003 and for the year then ended, which contains an explanatory paragraph on the Company’s ability to continue as a going concern, is included in the Company’s Annual Report on Form 10K on page F-2.  In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule on page F-33 for the year ended December 31, 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

Pender Newkirk & Company

Certified Public Accountants

Tampa Florida

November 11, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors

Diversified Corporate Resources, Inc.:

Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries as of December 31, 2002 and for the years ended December 31, 2002 and 2001, which contains an explanatory paragraph on the Company’s ability to continue as a going concern, is included on page F-3.  In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule for the two years ended December 31, 2002 on page F-33.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts for the Three Years Ended December 31, 2003, 2002 and 2001

	Balance at Beginning Of Period	Provisions Charged to Costs & Expenses	Provisions Charged to Revenues (1)	Deductions	Balance at End of Period
For the Year Ended December 31, 2003:
Trade accounts receivable allowances	$306,000	$142,000	$1,008,000	$1,160,000	$296,000
Valuation allowance for net deferred tax asset	$2,584,000	$1,279,000	$—	$—	$3,863,000

For the Year Ended December 31, 2002:
Trade accounts receivable allowances	$340,000	$97,000	$1,168,000	$1,299,000	$306,000
Valuation allowance for net deferred tax asset	$750,000	$1,834,000	$—	$—	$2,584,000

For the Year Ended December 31, 2001:
Trade accounts receivable allowances	$1,318,000	$138,000	$1,829,000	$2,945,000	$340,000
Reserve for estimated losses from discontinued operations	$315,000	$—	$—	$315,000	$—
Valuation allowance for net deferred tax asset	$—	$750,000	$—	$—	$750,000

(1)                                  Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.