Form 10-Q
period 2004-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2004-12-30
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC..

(Exact name of registrant as specified in its charter)

Texas	75-1565578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10670 North Central Expressway, Suite 600, Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

972-458-8500
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of December 24, 2004, 5,714,252 shares of the registrant’s common stock were outstanding, including 360,559 shares of common stock held by the registrant as treasury stock.

Table of Contents

Diversified Corporate Resources, Inc.

Part l.  Financial Information

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net service revenues:
Direct placement services	$2,001	$2,049
Temporary and contract staffing services	9,396	10,037
	11,397	12,086

Direct cost of temporary and contract staffing services	7,715	8,213

Gross profit	3,682	3,873
Operating expenses:
Selling expenses	2,114	1,886
General and administrative expenses	3,260	1,936
Stock-based employee compensation	79	—
Depreciation and amortization	141	261
	5,594	4,083
Other expense items:
Interest expense, net	366	176
Gain on early extinguishment of debt	(222)	—
Other expense	—	25
	144	201
Net loss	(2,056)	(411)
Accretion of discount on preferred stock	(448)	—
Cumulative preferred stock dividends earned but not declared	(8)	—
Net loss applicable to common stockholders	$(2,512)	$(411)

Net loss per share applicable to common stockholders – basic and diluted	$(0.63)	$(0.15)

Weighted average common shares outstanding – basic and diluted	3,985	2,735

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$63	$163
Trade accounts receivable, less allowance for doubtful accounts of $223 and $296, respectively	5,996	6,269
Other current assets	545	110
Total current assets	6,604	6,542
Property and equipment, net	571	688
Other assets:
Intangibles, net	8,039	7,070
Receivables from affiliates	324	857
Other	174	211
Total Assets	$15,712	$15,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$9,139	$6,855
Obligations not liquidated because of outstanding checks	402	1,072
Borrowings under line of credit agreement	1,490	—
Factoring liability	1,351	3,885
Current maturities of long-term debt	686	1,236
Current maturities of capital leases	43	79
Total current liabilities	13,111	13,127
Deferred lease rents	496	398
Capital lease obligations, net of current maturities	58	69
Long-term debt, net of current maturities	91	—
Total liabilities	13,756	13,594
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued in 2004	448	—
Common stock, $0.10 par value, 10,000 shares authorized; 4,387 and 4,329 shares issued, respectively	439	433
Additional paid-in capital	15,474	13,242
Retained deficit	(13,283)	(10,779)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivable related to stock issued	(215)	(215)
Total stockholders’ equity	1,956	1,774
Total Liabilities and Stockholders’ Equity	$15,712	$15,368

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2004	2003
Cash flow from operating activities:
Net loss	$(2,056)	$(411)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	141	261
Loss on disposal of assets	—	25
Gain on extinguishment of debt	(222)	—
Provision for allowances	(73)	(76)
Deferred lease rents	98	91
Accretion of interest on debts	1	3
Value of warrants issued	76	—
Value of stock-based employee compensation	79	—
Changes in operating assets and liabilities:
Accounts receivable	767	393
Accounts receivable from affiliates	34	—
Prepaid and other assets	(423)	(32)
Trade accounts payable and accrued expenses	2,272	(68)
Cash provided by operating activities	694	186
Cash flows from investing activities:
Capital expenditures	(20)	(28)
Business acquisition costs, net of cash acquired	(583)	—
Cash used in investing activities	(603)	(28)
Cash flows from financing activities:
Issuance of common stock	15	—
Issuance of preferred stock, net of issue costs	1,920	—
Repayment of debt to related party	(50)	—
Net borrowings (repayments) on revolving line of credit	1,490	(757)
Net repayments under factoring arrangement	(2,534)	—
Obligations not liquidated because of outstanding checks	(670)	473
Principal payments under debt obligations	(326)	—
Principal payments under capital lease obligations	(36)	(29)
Cash used in financing activities	(191)	(313)
Change in cash and cash equivalents	(100)	(155)
Cash and cash equivalents at beginning of year	163	170
Cash and cash equivalents at end of period	$63	$15

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Diversified Corporate Resources, Inc. and subsidiaries (the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets.  See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional funds could have a material adverse effect on the Company.

Description of Business:  The Company is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  The Company offers two kinds of staffing solutions: direct placement services and temporary and contract staffing.

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

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods.  Actual results could differ from these estimates.

Significant estimates and assumptions are used for, but not limited to: (i) the allowance for doubtful accounts, (ii) the allowance for estimated losses on realization of direct placements, (iii) the useful lives of property and equipment, (iv) asset impairments including intangibles, (v) self-insurance reserves for health claims, (vi) deferred tax asset valuation allowance, (vii) contingency and litigation reserves, (viii) fair value of financial instruments, and (ix) the fair value calculations involved in determining stock-based employee compensation and the value of warrants issued.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Trade Accounts Receivable:  Trade accounts receivable are reported in the consolidated balance sheet at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at March 31, 2004 and December 31, 2003 include approximately $822,000 and $380,000, respectively, of unbilled receivables.  The Company generally does not charge interest on past due balances.

Property and Equipment:  Property and equipment is recorded at cost.  Depreciation starts once an asset is placed in service using the straight-line method and is designed to distribute the cost of the asset over its estimated useful life.  Amortization of leasehold improvements and assets under capital leases are included in depreciation and amortization expense.  Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.  Maintenance and repair costs are charged to expense as incurred.  Estimated useful lives are from 3 to 4 years for computer equipment and software and from 5 to 7 years for furniture and equipment.  Leasehold improvements are amortized over the lesser of the life of the lease or 5 years.  Assets under capital leases are amortized over the lesser of the life of the lease or the normal life assigned to that asset.

Intangible assets:  Intangibles assets consist primarily of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations.  The non-compete agreements are amortized over their estimated useful lives.  Goodwill is subject to an annual impairment test, which the Company typically completes during the fourth quarter of its fiscal year.  There have been no events or changes in circumstances since the last impairment test in December 2003 that would indicate that goodwill might be impaired since that time.  The goodwill acquired in 2004 was related to the purchase of the assets of Medical Resource Network, Inc. in February 2004 (see Notes 3 and 6) and will be evaluated for impairment in December 2004.

Capitalized Software:  The Company purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems.  For computer software that is developed in-house, the Company capitalizes direct internal and external costs subsequent to the preliminary stage of the software project.  Software development costs are reported as a component of computer equipment and software within property and equipment and are amortized over the estimated useful life of the software (typically three years) using the straight-line method.

Impairment of Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  Management believes no impairment of its long-term assets existed at March 31, 2004 based on their carrying value.

Obligations not liquidated because of outstanding checks:  Under the terms and conditions of the factoring arrangement and the line of credit (see Note 5), all cash receipts deposited in our lockboxes are swept daily by our lenders.  This procedure, combined with our policy of maintaining zero balances in the Company’s operating accounts, results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

Income Taxes:  Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect.  A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely.  The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

Fair value of Financial Instruments:  The estimated fair value of the Company’s financial instruments was determined by the Company based on available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop fair value estimates.  Accordingly, estimates are not necessarily indicative of the amounts the Company may realize in a current market transaction.  The use of different market assumptions or estimates may have a material effect on the estimated fair value.

The recorded values of cash and cash equivalents, trade accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short term nature of these instruments.  The recorded amount of notes receivable from affiliates approximates fair value due to the value of the collateral for those receivables.  The recorded value of the factoring liability, the line of credit and other current and long-term debt approximate fair value due to the Company’s ability to obtain replacement borrowings at comparable interest rates.

Revenue Recognition and Cost of Services:  The Company derives its revenues from two sources: direct placement and temporary and contract staffing.  The Company records revenues for staffing services at the gross amount billed the customer in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent.  The Company believes this approach is appropriate because the Company itself identifies and hires qualified employees, selects the employees for the staffing assignment, and bears the risk that the services provided by these employees will not be fully paid by customers.

Fees for direct placement of personnel are recognized as income at the time the applicant accepts employment.  Revenue is reduced by an allowance for estimated losses in realization of such fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period).  Fees charged to clients are generally calculated as a percentage of the new employee’s annual compensation.  There are no direct costs for direct placements.  Commissions paid by the Company related to direct placements are included in selling expenses.

Revenues from temporary and contract staffing are recognized upon performance of services.  The direct costs of these staffing services consist principally of wages and related payroll taxes.

Segment Reporting:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates in only one segment, that of an employment services firm.  While the Company’s chief operating decision maker receives information by type of revenue, either direct placements or temporary and contract staffing services, the Company does not maintain its books of record so that all operating expenses and assets can be allocated to the types of revenue reported.  Therefore, it is impracticable for the Company to provide segment profit or loss by type of revenue other than on a consolidated basis.  The Company has no operations outside the United States.

Advertising Costs:  Advertising costs are expensed as incurred.  For the three months ended March 31, 2004 and 2003, advertising expenses were approximately $96,000 and $75,000, respectively.

Stock-Based Compensation:  In the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, using the modified prospective method as permitted under SFAS No. 148, effective as of January 1, 2003.  As a result, for the quarter ending March 31, 2004, the compensation cost recognized for stock-based employee compensation is the same as that which would have been recognized if the Company had used the fair value based recognition provisions of SFAS No. 123 for all employee awards granted, modified or settled after December 31, 1994.  The results for years prior to fiscal 2003 have not been restated.  The first three quarterly periods for fiscal 2003 were also not restated.

Under this fair value method of recognizing stock-based employee compensation, compensation cost is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued during the three months ended March 31, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the three months ended March 31, 2004 was approximately $1.68 per share and during the three months ended March 31, 2003 was approximately $0.22 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	105.49%	98.63%
Risk-free interest rate	2.64%	3.00%
Expected option lives	3.6 years	4.0 years

The Company recognized stock-based employee compensation expense of $79,000 for the three months ended March 31, 2004.

The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2004 and 2003, respectively, as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

($ in thousands, except per share amounts)	2004	2003
Net loss as reported	$(2,056)	$(411)
Add: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	79	—
Less; Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(79)	(68)
Pro forma net loss	$(2,056)	$(479)

Basic and diluted loss per share applicable to common stockholders	$(0.63)	$(0.18)

Loss per share:  The net loss applicable to common stockholders was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,560,401 shares of common stock and warrants to purchase 2,650,404 shares of common stock in 2004, and options to purchase 1,829,124 shares of common stock and warrants to purchase 3,283,590 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Recently Issued Accounting Standards:  In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46(R), Consolidation of Variable Interest Entities.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of that entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after March 15, 2004.  The adoption of this Interpretation did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995.  The statement eliminates the alternative to use ABP Opinion No. 25, Accounting for Stock Issued to Employees.  Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  The Company adopted SFAS No. 123 in the fourth quarter of fiscal 2003, effective January 1, 2003, using the modified prospective method allowed in the revised statement.  However, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date of the revised statement and recognize the change in income as a cumulative change in accounting principle.  The impact of the adoption of this statement is not expected to be material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues between 2000 and 2003 declined approximately 37.6%.  The Company reported net losses for the three years ended December 31, 2003 as a result of the decline in its business, and expects to report a loss for the current fiscal year.  In addition, the Company’s current liabilities of $13.1 million exceed its current assets of $6.6 million.

The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  The Company operates with minimal cash balances as all cash receipts are deposited into the Company’s lockboxes, which are swept daily by its lenders.  While the Company has generally sought to borrow the maximum amounts available from these facilities during 2004, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2004, the Company reduced staff and closed offices to reduce its funds outflow.  The Company has also not paid all employer and employee payroll taxes when due.  As a result of the past due payroll tax liability, the Company is in default under its lending agreements.  In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company or its officers and directors.  However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow problems.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll.  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004 have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below.

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable.  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The Company entered into an Amended Forbearance Agreement with one lender that gives it until January 27, 2005 to cure the IRS payroll tax problem.  The Company has not entered into a formal agreement with the other lender, but this lender has continued to fund.  This lender may demand repayment at any time.  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 4).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resource Network, Inc (see Note 3).  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to offset the Company’s cash flow problems.

The Company is currently in negotiations with another public company regarding the sale of one of its agencies (the “Proposed Sale”).  If the Proposed Sale is consummated based on its current terms, it would provide the Company with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Since the Company has not yet signed a definitive agreement, there can be no assurance at this time that the Proposed Sale will occur.  The unit to be sold represented approximately 65% and 77% of our temporary and contract staffing revenue for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively.

The Company is continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance to the Company in meeting its capital requirements and pursuing its business strategy.  One of these strategies is to seek acquisitions to replace the revenues that could be lost in the Proposed Sale by acquiring small companies, where their back office operations can be absorbed into the Company’s own.  There can be no assurance that the Company will be successful in implementing the changes necessary to accomplish these objectives, or if it is successful, that the changes will improve its cash flow and liquidity.

Once the Proposed Sale takes place, management believes that the Company will be able to secure other financing that will allow it to pursue its acquisition strategy, which when combined with improving market conditions and the restructuring of its present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing.  However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company’s creditors will give it the time needed to implement its plan.  Currently, the American Stock Exchange is seeking to delist the Company and has suspended trading in the Company’s common stock, which could make using the Company’s common stock in procuring financing more difficult.  The inability to obtain additional financing will have a material adverse effect on the Company’s financial condition.  It may cause the Company to delay or curtail its business plans or to seek protection under bankruptcy laws.

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

NOTE 3.  MEDICAL RESOURCE NETWORK, INC. (“MRN”):

During the third quarter of 2003, and consistent with the Company’s commitment to enter into the healthcare arena, the Company identified and established a relationship with MRN.  MRN was a Southern California-based company specializing in the placement of traveling nurses.  MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to compete and grow.  As a result, the Company structured a transaction in which the employees and nurses became employees of the Company, and the Company began taking over many back office functions of MRN.  The Company maintained this relationship into 2004, allowing it to become thoroughly familiar with the operations, the business, and the traveling nurse industry.

The Company closed its acquisition of the assets of MRN in February 2004.  The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company’s preliminary assessment of fair values (amounts in thousands):

Assets received - accounts receivable	$421
Liabilities assumed – Notes payable	(139)
Net assets received	282
Cash paid in 2003:
For operations of MRN up to December 31, 2003	499
Cash paid in 2004:
To owners of MRN	11
To creditor of MRN to release accounts receivable	329
For operations of MRN from January 1, 2004 to purchase date	243
Other purchase costs:
Value of warrants issued	174
Total cash paid plus other purchase costs	1,256
Total amount assignable to intangible assets	974
Amount assigned to non-compete agreements and contracts	(25)
Amount of goodwill	$949

The liabilities assumed of approximately $139,000 represented notes to certain shareholders of MRN.  The value of the notes represents the discounted value payable, based primarily on an interest rate of 16%, which represented an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities.  The gross amount due under the notes was approximately $161,000.  One note for approximately $3,000 was repaid by May 2004.  The other note for approximately $158,000 is being repaid at $5,000 per month and will be fully amortized by December 2006.

The amount expended by the Company to fund the operations of MRN prior to the purchase of MRN’s assets was approximately $742,000, including the $499,000 incurred during 2003.  The amount expended during 2003 was included in the consolidated balance sheet at December 31, 2003 in “Receivables from affiliates”.

The stockholders of MRN were issued warrants to purchase 50,000 shares of the Company’s common stock as part of the purchase.  The warrants have a term of 5 years, an exercise price of $0.65, and were immediately vested.  The fair value of the warrants was estimated on the date of grant to be approximately $174,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 108.42%; and a risk-free interest rate of 2.61%.

The amount of the intangibles assigned to the non-compete agreement and contracts purchased will be amortized over a one year period, which represents the life of non-compete agreement.  The remainder of the intangibles representing goodwill will be valued along with the Company’s other goodwill yearly.

In addition to the amounts received at the closing, one of the owners of MRN is entitled to a bonus which is equal to the sum of 20% of the gross margin plus 15% of the operating margin, as defined in the agreement.  The first $250,000 of bonus payments earned would not be paid, except for certain minimum amounts due per the agreement.  These bonus payments, when earned and payable, will be expensed by the Company.

The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003, respectively, assuming that the purchase of MRN’s assets occurred on January 1 of each year:

	Three months ended March 31,
	As reported		Pro forma
($ in thousands, except per share amounts)	2004	2003	2004	2003
Revenues	$11,397	$12,086	$11,824	$13,341
Net loss	$(2,056)	$(411)	$(2,213)	$(593)
Net loss applicable to common stockholders	$(2,512)	$(411)	$(2,669)	$(593)
Net loss per share — basic and diluted	$(0.63)	$(0.15)	$(0.67)	$(0.22)

The Company estimated the revenue and net loss of MRN from January 1, 2004 to the acquisition date would be $427,000 and $157,000, respectively.  For the period from January 1, 2003 to March 31, 2003, the Company estimated the revenue and net loss of MRN would be $1,255,000 and $182,000, respectively.  These amounts are based on records provided by MRN to the Company, which have not been audited or tested for accuracy, adjusted for amortization of certain acquired intangibles.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The amount of dividends earned but not declared for the period ending March 31, 2004 was $7,567 or $0.036 per share of Preferred Stock outstanding.

Each share of Preferred Stock is convertible at the option of the holder into ten shares of common stock.  Each share of Preferred Stock is convertible at the option of the Company at any time after the occurrence of a trade of a share of its common stock on a national securities exchange for a price exceeding $2.00 per share; however, only after at least eight dividend payments have been made.  Each share of Preferred Stock automatically converts after at least 825,000 shares of the Company’s common stock have traded on a national securities exchange for a price exceeding $3.00 per share, subject to the payment of at least eight dividend payments and the common stock into which they are convertible having been registered.  The Company has reserved 2,118,750 shares of its common stock for the conversion of the Preferred Stock.

The Company paid $189,375 out of the proceeds for fees to agents involved in the offering.  In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for a fee to an agent in the offering.  Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.

Warrants were issued to certain agents in connection with the offering.  The Company issued warrants for 169,428 shares of the Company’s common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years from their issue date, which was the date the parties executed their warrants.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004.  Because the Company believes that it will not report any net income before taxes for the year ending December 31, 2004, the exercise price for these warrants is expected to be $0.00.  Even though shares cannot be issued at this exercise price until net income for 2004 is known, these warrants were valued at their market value at March 19, 2004 assuming that the exercise price was $0.00, which resulted in an intrinsic value for these warrants of approximately $989,754.  The fair value of warrants with an exercise price of $0.80 was calculated using the Black-Scholes option pricing model with the following average assumptions: an expected term of 2 years, an expected dividend yield of 0.0%, an expected stock price volatility of 107.16% and a risk-free interest rate of 1.72%.  The total fair value of these warrants was $457,340.

The embedded conversion feature in the Preferred Stock was also valued at the date of issuance.  The portion of the proceeds allocated to the conversion feature was to be based on the intrinsic value calculated by subtracting the conversion price based on the discounted recorded value of the Preferred Stock from the market price of the common stock.  Based on this calculation, the intrinsic value of the embedded conversion feature exceeded the value of the Preferred Stock on that date; therefore, the value of the conversion feature was limited to the actual carrying value of the Preferred Stock.

The following table reflects the computation of the carrying value of the Preferred Stock since its issuance:

Cash received – for 211,875 shares of preferred stock issued, including warrants	$2,098,750
Less: expenses related to preferred stock issuance	(203,295)
value of warrants issued	(1,447,094)
Carrying value of preferred stock before value of embedded conversion feature	448,361
Less: value of embedded conversion feature	(448,361)
Net carrying value of preferred at date of issue	—
Amortization of discount on preferred stock since issuance	448,361
Carrying value of preferred stock at March 31, 2004	$448,361

The discount related to the embedded conversion feature was amortized immediately as the holders of the Preferred Stock are able to convert their Preferred Stock into common stock at their option at any time.  The remainder of the discount is not being amortized as the preferred stock is not required to be redeemed, except in a liquidation or dissolution of the Company, or upon the automatic conversion of the preferred, which payments or conversions are not probable at this time.

NOTE 5 - LINE OF CREDIT AND FACTORING FACILITIES

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo for those invoices a discount of 1.1% of the gross face amount of each account for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility for the three months ended March 31, 2004 was approximately $3,995,000.  The average interest rate on these borrowings for the period was 23.0%.

The maximum and minimum amounts borrowed were $5,541,000 and $1,598,000, respectively, for the three months ended March 31, 2004.

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

All of the assets of the Company and its subsidiaries were pledged to secure this facility, and most of these subsidiaries have guaranteed the repayment of the Company’s obligation.  The Company had also agreed to a permanent reserve of $700,000, which was released in March 2004 in connection with the Company obtaining a secured, senior line of credit described below.

Wells Fargo, on June 14, 2004, declared that a default currently existed under the Wells Fargo Facility as a result of our not remitting all payroll taxes when due (see Note 2), although they continued to advance funds on accounts receivable from the Company.  However, Wells Fargo lowered the advance rate to 85% as compared to 90% and raised the discount fee by 1%, still subject to the $20,000 a month minimum.  Wells Fargo also continued to advance funds on the Company’s accounts receivable after the IRS subordinated their lien for unpaid payroll taxes to the Company’s senior lenders in November 2004.

Under the factoring facilities from Wells Fargo, the Company believed it retained primary responsibility for losses on the accounts receivable on which Wells Fargo advanced funds because of the guarantees and additional collateral held by the lender.  Therefore, the Company does not show the assets as having been sold, and it accounts for the funds received as current debt on the balance sheet in the caption “Factoring liability”.

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit (“Greenfield”) on March 12, 2004, while still maintaining the credit facility with Wells Fargo.  Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company’s receivables and other security interests.  The term of the Greenfield line of credit facility (the “Greenfield Facility”) is due on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005.  The Company does not have to be in default under the Greenfield Facility for demand to be made.  All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company’s obligation to Greenfield.

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee paid on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility since March 12, 2004 to March 31, 2004 was approximately $3,039,000.  The maximum and minimum amounts borrowed were $3,228,000 and $2,845,000, respectively, for the same period.  The average interest rate, including the unused line of credit fee, was 13.7%.  In addition, the Company paid fees of approximately $243,000 during the quarter.  Of these fees, approximately $242,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

As part of the Greenfield Facility, Greenfield had loaned us certain amounts which have been set aside, which could be used for unpaid payroll taxes if not paid by the Company.  The balance at March 31, 2004 was $1,570,000 and has been offset against the amount due Greenfield under the line of credit in the consolidated condensed balance sheet.  The current required balance for this reserve is approximately $577,000.

As a result of our continued non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company paid approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company paid $50,000 in fees for the amended agreement.

NOTE 6 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the three months ended March 31, 2004 and 2003:

($ in thousands)	2004	2003
Interest paid	$572	$275
Income taxes paid	—	—
Non-cash transactions for investing and financing activities::
Accretion of discount on preferred stock	448	—
Value of warrants issued in private placement to agents or advisors	1,447	—
Value of preferred stock issued to agent in private placement	20	—
Acquisition of the assets of MRN:
Net assets received	282	—
Value of warrants issued to stockholders of MRN	174	—

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accrued expenses and debt:

Other current assets

($ In Thousands)	March 31, 2004	December 31, 2003
Prepaid insurance	$234	$53
Prepaid software licenses	15	12
Other prepaid expenses	42	27
Debt origination costs	254	18
Total other current assets	$545	$110

Property and equipment

($ In Thousands)	March 31, 2004	December 31, 2003
Computer equipment and software	$3,815	$3,807
Furniture and equipment	1,086	1,080
Leasehold improvements	120	114
	5,021	5,001
Less accumulated depreciation and amortization	(4,450)	(4,313)
Property and equipment, net	$571	$688

The unamortized balance of assets under capital leases was approximately $95,000 and $114,000 at March 31, 2004 and December 31, 2003, respectively.  These assets are included in computer equipment.

Intangibles subject to amortization

Intangibles subject to amortization consist of contracts purchased and non-compete agreements.  These intangibles arose in relation to assets of businesses purchased by the Company.  These intangibles are amortized over their estimated life, which is from one to five years.  The gross carrying amount and accumulated amortization are removed when fully amortized.

	March 31,	December 31,
($ in Thousands)	2004	2003
Non-compete agreement for Datatek acquisition	$50	$50
Contracts and non-compete agreements of MRN	25	—
Total	75	50
Accumulated amortization	(43)	(38)
Net carrying amount	$32	$12

The increase from December 31, 2004 to March 31, 2004 represented the non-compete agreements and contracts acquired in the MRN acquisition (see Note 3), which are being amortized over a one year period.  The accounting for the intangibles resulting from the purchase of the assets of MRN has not been finalized.  The estimated amortization expense for the remaining life of the intangibles subject to amortization is as follows: 2004 - $26,000 and 2005- $6,000.

Goodwill

The change in goodwill for the three months ended March 31, 2004 is as follows:

March 31,
($ In Thousands)	2004
Balance at the beginning of the year	$7,058
Goodwill acquired during period	949
Balance at the end of the period	$8,007

The addition to goodwill during 2004 related to the acquisition of the assets of MRN (see Note 3).

Long-term assets

Other assets consist primarily of deposits of $174,000 and $182,000 at March 31, 2004 and December 31, 2003.  Receivables from affiliates consisted of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, of $324,000 at March 31, 2004 and $358,000 at December 31, 2003.  The remaining balance at December 31, 2003 of $499,000 was the amount due from MRN for services provided to them during 2003.  The assets of MRN were acquired in February 2004 (see Note 3).

Trade accounts payable and accrued expenses

	March 31,	December 31,
($ In Thousands)	2004	2003
Trade accounts payable	$2,518	$1,603
Accrued expenses	1,478	1,561
Accrued compensation	2,973	3,127
Accrued payroll expense	2,170	564
Total accounts payable and accrued expenses	$9,139	$6,855

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  The increase in accrued payroll expense primarily represents the non-payment of payroll tax liabilities due the IRS.  Penalties and interest accrued at March 31, 2004 on the past due taxes of approximately $179,000 are included in accrued expenses.

Debt

	March 31,	December 31,
($ In Thousands)	2004	2003
Minimum deferred payment obligations:
Texcel acquisition	$310	$729
Datatek acquisition	81	205
Notes payable resulting from MRN acquisition	134	—
J. Michael Moore promissory notes	252	302
	777	1,236
Less current maturities	(686)	(1,236)
Total long-term debt	$91	$—

Additions to long-term debt during 2004 resulted from the acquisition of MRN (see Note 3).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll (see Note 2).  Until the past due balance is repaid and our negotiations with the IRS are complete, we unsure at this time of the total amount of penalties and interest we will pay.  At March 31, 2004, the Company had approximately $179,000 in penalties and interest accrued for the past due payroll taxes.  Since entering into the subordination agreement with the IRS (see Note 2), the Company has paid all federal payroll taxes due after that date on a timely basis.  If the Company does not timely pay all payroll taxes, the subordination agreement will be terminated and our senior lenders will not continue to fund the Company.

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At March 31, 2004, approximately $45,000 of contributions to the 401(k) plan had not been paid for the period from February 27, 2004 to March 31, 2004.  At December 24, 2004, approximately $105,000 was unpaid for the period from August 2004.  However, there may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at March 31, 2004 was approximately $12,000 for contributions from January to March, 2004.  At December 2004, amounts due from June to December of approximately $21,000 had not been paid.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2004

(dollars rounded to thousands, except per share amounts)

Overview

We are a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  We offer two kinds of staffing solutions: direct placement services and temporary and contract staffing.

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

Transformation of Our Business

The changing environment of the job market over the past four years has caused staffing companies to either change with the times or perish.  To adjust with the trends, we have:

•                  Shifted our revenue mix to focus more on temporary and contract staffing services rather than direct placements;

•                  Eliminated excess overhead of maintaining local offices to serve customers and realigned our geographic presence into regional offices;

•                  Exited the high risk telecommunications industry through the sale of one of our agencies in December 2002, and emphasized our servicing to the healthcare industry;

•                  Focused our sales force on Fortune 500 companies; and

•                  Reduced fixed expenses to better align our cost structure with lower margin temporary and contract staffing services.

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2003, we had largely reversed the composition of our revenues, with 83% of our revenues generated through temporary and contract staffing and 17% of our revenues from direct placement activities.  We maintained this ratio during the first quarter of 2004 with 82% of our revenue being generated through temporary and contract staffing services.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes included reducing our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30% range.  In order to obtain this target, management believes we need to maintain the direct placement component of revenues at 21% to 25% of total revenue; however, direct placement revenues have remained at about 17% of total revenue since 2003.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has also reduced general and administrative expenses in prior years through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of the lower direct placement revenue.  However, as explained below, costs in the first quarter of 2004 for general and administrative expenses have increased as compared to the prior year, and we expect that general and administrative expenses will continue to be higher than in the prior year for the remainder of the fiscal year.

While the steps taken in prior years have resulted in a decrease in our expenses, and while we have stabilized our revenues over the last two fiscal years, they have not been enough to stem our negative cash flow.  In addition, we expect that expenses will be substantially higher in 2004 primarily due to higher consulting and auditing fees, insurance costs, interest expense, and penalties and fees on past due liabilities, which will exacerbate our cash flow problems.  We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next few months.  If these changes are not accomplished, we may be unable to continue as a going concern.

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

We are currently in negotiations with another public company regarding the possible sale of one our agencies (the “Proposed Sale”).  If the Proposed Sale is consummated under its current terms, it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that the Proposed Sale will reduce our exposure to the information technology industry and allow us to diversify our sources of revenue.  The Proposed Sale will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue (approximately 65% of our temporary and contract staffing revenue at March 31, 2004), which will have a negative impact on our ongoing financial condition.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

Our Position in the Industry

The staffing industry is highly fragmented with numerous national, regional and small local firms all competing.  Many of these smaller companies either have not repositioned themselves for the changing marketplace or lack the financial resources to continue after the last few difficult recession years.  We face competition from several competitors who are larger and have greater financial resources. However, we believe that we can successfully compete for business in this industry, either directly or through acquisitions.

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

Sale of Preferred Stock

During December 2003, we executed a term sheet with certain accredited investors whereby we agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  The offering was oversubscribed and closed in March 2004.  We issued 209,875 shares of the Series A convertible preferred stock (the “Preferred Stock”), par value $10, and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to our shareholders.  If the dividends due on the Preferred Stock are in arrears, we cannot pay dividends on, make other distributions to, redeem or purchase our common stock.  Because of our current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.

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

We paid $189,375 out of the proceeds for fees to agents involved in the offering.  In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for a fee to an agent in the offering.  Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.

Warrants were issued to certain agents in connection with the offering.  We issued warrants for 169,428 shares of our common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by us for the fiscal year ending December 31, 2004.  See the discussion in Note 4 of the consolidated condensed financial statements.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2004 Compared to The Three Months Ended March 31, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference

Direct placements	$2,001	$2,049	$(48)
Temporary and contract staffing	9,396	10,037	(641)
Total staffing revenues	11,397	12,086	(689)

Direct costs of temporary and contract staffing	7,715	8,213	(498)
Gross profit	$3,682	$3,873	$(191)

For the three months ended March 31, 2004, net service revenue decreased $689,000, or 5.7%, to $11,397,000 as compared to $12,086,000 for the three months ended March 31, 2003.  Revenues from contract and temporary staffing decreased $641,000, or 6.4%, while direct placement revenue decreased $48,000, or 2.3%.  The decrease in revenue continued to reflect the slow recovery in the labor market coming out of the current recession.  In addition, a major contract staffing project that began before 2003 was nearing completion in the first quarter of 2004 so revenues from this contract alone were approximately $437,000 less than in the prior year.  For both periods, the percentage of each type of revenue to total revenue remained about the same, with direct placements in the 17% to 18% range.  However, we believe that the Company will be better served to maintain a target ratio where direct placement revenues represent at least 21% of total revenues.  We believe that this is attainable as the job market improves, which should allow our direct placement business to recover.  We believe that achieving the higher level of direct placements represents a more desirable balance between our contract business, which leverages well, and our direct placement business, which generates much higher margins and cash flow.

For the three months ended March 31, 2004, gross profit decreased by $191,000, or 4.9%, to $3,682,000 as compared to $3,873,000 for the three months ended March 31, 2003.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues declined from 2003 to 2004, our gross profit registered a corresponding $48,000 decline as well.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Margins on temporary and contract staffing on the other hand can range anywhere from 6% to 36% depending on our level of overall involvement in the contract.  Our gross margin on our temporary and contract staffing business declined slightly in 2004 to 17.9% from 18.2% in 2003.  However, overall gross profit, as a percentage of net service revenue, remained about the same, due primarily to the slight increase in the percentage of direct placements as a total percentage of revenue.

The agency involved in the Proposed Sale specializes in IT contract staffing and accounted for approximately 65% of our total temporary and contract staffing revenue at March 31, 2004.  The Proposed Sale, if it takes place, will result in a significant decrease in our revenues.  The gross profit on their sales during the three months ended March 31, 2004 was approximately 12.2%.  As a result, we will have less gross profit available to cover our operating expenses.  While a portion of our operating expenses will also be reduced, they will not decrease in proportion to the revenues lost.  In addition, we expect that the Proposed Sale will possibly impact our interest expense as we will not be financing their receivables, which represent approximately 35% of total receivables at March 31, 2004.  While the sale will correct our liquidity problems in the short-term, we will have to cut either overhead costs or replace the revenue to return to profitable operations.

Operating expenses

Operating expenses amounted to $5,594,000 for the three months ended March 31, 2004, an increase of $1,511,000, or 37.0%, as compared to the three months ended March 31, 2003.  Operating expenses for the three months ended March 31, 2004, included $2,114,000 of selling expenses, an increase of $228,000, or 12.1%, as compared to $1,886,000 for the three months ended March 31, 2003.  The increase was due primarily to the increase in managers and counselors salaries and commissions in the first quarter of 2004 compared to the same quarter in 2003.  In addition, general and administrative expenses increased by $1,324,000, or 68.4%, as compared to the previous year.  The increase was due to an increase of $596,000 in charges for professional services and consultants, a $236,000 increase in insurance expense, an increase of $166,000 in penalties and fees, an increase of $127,000 in public relations expense and an increase of $199,000 in other expenses.  The increase in professional services arose from increased expenses relating to the 2003 audit and the preparation of those financial statements.  The increase in insurance expense related primarily to medical benefits to employees.  The increase in penalties related to payments made for payroll taxes that had not been remitted on a timely basis.  Management believes that these expenses will continue to compare unfavorably to the prior year during the remainder of the current year.

We recorded a non-cash stock-based employee compensation charge of $79,000 in 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $141,000 as compared to $261,000 in the previous year.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

We do not expect that operating expenses will change significantly during the remainder of 2004. Fees related to audit, legal and other professional services will remain at substantially higher levels than during 2003.  These expenses will increase due to costs incurred in preparing the 2003 audited financial statements and the 2004 quarterly financial statements as well as meeting the requirements of Sarbanes-Oxley.  We also believe that in 2005 we will have substantial expenditures related to complying with the audit of our internal control procedures required under Sarbanes-Oxley.  The Proposed Sale, if consummated, would reduce our expenses once the sale is effective.

Other expense items

For the three months ended March 31, 2004, net interest expense increased by $190,000 to $366,000, due primarily to higher charges in the current year related to our factoring liability as compared to interest on our line of credit in the prior year and also to less interest income than in the prior year.  In 2004, we had a gain on the early extinguishment of a debt related to the purchase of one of our agencies.  In 2003, the Company had a loss on the sale of fixed assets of $25,000.

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the current or prior year due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  We accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain remote contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued to March 31, 2004.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2004 was $63,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash used by financing activities during the quarter totaled $191,000, principally from a decrease in debt from financing provided by our line of credit and factoring of our receivables during the period and by a decrease in obligations not liquidated because of outstanding checks, partially offset by the proceeds from the issuance of preferred stock.  Cash used by investing activities of $603,000 represented funds used in the acquisition of the assets of MRN of $583,000 and capital expenditures of $20,000.  Cash provided by operating activities was $694,000, primarily as a result of the increase in payables.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues by December 31, 2003 had declined approximately 37.6% from levels achieved in 2000.  We reported net losses for the last three fiscal years as a result of the decline in our business, and expect to report a net loss for the 2004 fiscal year.  In addition, our current liabilities of $13.1 million exceed our current assets of $6.6 million.

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

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  Our lenders are continuing to fund us.  We agreed on an Amended Forbearance Agreement with one lender that gives us until January 27, 2005 to cure the IRS payroll tax problem.  We do not have a formal agreement with our other lender, but this lender has continued to fund.  However, this lender may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In March 2004, we completed the sale of Preferred Stock, as described above.  The sale generated net proceeds to us of approximately $1.9 million.  This capital was used for general working capital purposes and to purchase certain assets of MRN.

If the Proposed Sale is consummated based on its current terms, it would provide us with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Since no definitive agreement has been signed yet, we cannot give any assurance at this time that the Proposed Sale will occur.  The agency involved in the Proposed Sale is primarily involved in information technology temporary and contract staffing and represents approximately 65% of our temporary and contract staffing revenue for the three months ended March 31, 2004.

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

If the Proposed Sale takes place, management believes that we will be able to secure other financing that will allow us to pursue our acquisition strategy, which, when combined with improving market conditions and the restructuring of our present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing.  However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan.  Currently, the American Stock Exchange is seeking to delist our common stock and has suspended trading in our common stock, which could make using our common stock in procuring financing more difficult.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.

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

Revenues from temporary and contract staffing are recognized upon performance of services.  The direct costs of these staffing services consist principally of direct wages and related payroll taxes.

Allowances on Accounts Receivable

The Company accrues an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Actual losses may be different than the estimates used to calculate the allowances.

Stock-Based Employee Compensation

In the fourth quarter of 2003, effective January 1, 2003, the Company adopted the fair value recognition method of accounting for stock-based employee compensation.  Under the modified prospective method of adoption selected by us, stock-based employee compensation cost recognized since the adoption is the same as that which would have been recognized had the fair value method been applied to all options granted, modified or settled after December 31, 1994.  The actual expense charge depends on the method and factors used to calculate the fair value of the options at their grant date.  We begin recognizing such compensation cost as if all grants will entirely vest.

Prior to our adoption of the fair value method, the Company elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under APB 25, no compensation expense was normally recognized for options granted because their exercise price usually equaled the market price of the underlying stock on the date of grant.

Self-Insurance Reserves

We are self-insured for our employee medical coverage.  Provisions for claims under the self-insured coverage are based on our actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits.  Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46(R), Consolidation of Variable Interest Entities.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of that entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after March 15, 2004.  The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995.  The statement eliminates the alternative to use ABP Opinion No. 25, Accounting for Stock Issued to Employees.  Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  We adopted SFAS No. 123 effective January 1, 2003, using the modified prospective method allowed in the revised statement.  However, we do not recognize forfeitures until they occur.  Therefore, we will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date of the revised statement and recognize the change in income as a cumulative change in accounting principle.  The impact of the adoption of this statement is not expected to be material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of this statement will have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected.  Such risks and uncertainties include, among other things, those described herein and in the “Risk Factors” section and elsewhere in our Form 10-K for the year ended December 31, 2003, which should be read in conjunction with this Form 10-Q.  Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on its line of credit borrowings.  The factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of the accounts receivable accepted.  The Company has no material cash equivalent investments so its interest income is not materially impacted by changes in interest rates.  The line of credit is based on prime so that a 1% increase in the prime rate would have an $8,000 impact on our interest expense each quarter based on the average amount borrowed on that line of credit at March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Within ninety days of the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934).  Except as discussed below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s management had advised the Company’s Audit Committee that during the course of the fiscal 2003 audit, material weaknesses in internal controls were noted relating to: (1) lack of documentation supporting the date for booking direct placement revenue for financial reporting purposes and (2) documentation regarding the issuance and terms of certain derivative securities issued as compensation to employees and directors as well as payments for services.

In response, the Company conducted a verification of all sales immediately preceding and following the end of the first quarter of 2003 and year end 2003.  The Company also performed a cash collection review to insure that all sales booked were valid.  Additionally, the Company analyzed the trends related to billing and collections during and subsequent to the second quarter of 2003, noting a higher than expected variability in the first quarter when compared to the rest of the year, hence additional scrutiny was placed on the first quarter revenue recognition.  The Company had changed its internal control procedures related to this issue during the first quarter of 2004 and believes these procedures are adequate at March 31, 2004.

In addition, the Company contacted recipients of certain derivative securities awards to verify the terms of their grants.  The Company is in the process of changing its procedures related to these awards.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q.

Except for the review and any resulting corrective measures referred to above, there have been no other changes in the Company’s disclosure controls and procedures during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants

During the quarter ended March 31, 2004, the Company entered into a contract with a company to provide investor relations services to us.  The company received warrants for a total of 100,000 shares of common stock at $1.38 per share, with a term of three years.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During the quarter ended March 31, 2004, the Company issued warrants for a total of 50,000 shares of common stock to the owners of Medical Resource Network, Inc. in connection with the acquisition of the assets of that company.  The warrants have an exercise price of $0.65 per share and a term of five years.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During the quarter ended June 30, 2004, the Company issued warrants for a total of 37,500 shares of common stock to a consultant.  The warrants have an exercise price of $1.50 per share and a term of three years.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During the third and fourth quarters of fiscal 2004, the Company issued warrants for a total of 350,000 shares of common stock to individuals in connection with certain short-term loans made to the Company.  These warrants have an exercise price of $0.96 per share and a term of three years.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Preferred Stock and Warrants

On March 19, 2004, the Company issued 209,875 shares of a Series A convertible preferred stock (“Preferred Stock”), par value $10 out of an authorized 215,000 shares.  The Company received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  The amount of dividends earned but not declared for the period ending March 31, 2004 was $7,567 or $0.036 per share of Preferred Stock outstanding.

Each share of Preferred Stock is convertible at the option of the holder into ten shares of common stock.  Each share of Preferred Stock is convertible at the option of the Company at any time after the occurrence of a trade of a share of its common stock on a national securities exchange for a price exceeding $2.00 per share; however, only after at least eight dividend payments have been made.  Each share of Preferred Stock automatically converts after at least 825,000 shares of the Company’s common stock have traded on a national securities exchange for a price exceeding $3.00 per share, subject to the payment of at least eight dividend payments and the common stock into which they are convertible having been registered.

The Company paid $189,375 out of the proceeds for fees to agents involved in the offering.  In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for a fee to an agent in the offering.  Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.  The proceeds were used for general working capital purposes and for the purchase of the assets of Medical Resource Network, Inc.

Warrants were issued to certain agents in connection with the offering.  The Company issued warrants for 169,428 shares of the Company’s common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years from their issue date, which was the date the parties executed their warrants.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004.  Because the Company believes that it will not report any net income before taxes for the year ending December 31, 2004, the exercise price for these warrants is expected to be $0.00.

Neither the issuance of the preferred stocks or warrants nor the shares to be issued upon the conversion of the preferred stock or exercise of the warrants has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Cumulative dividends due on the Company’s Series A convertible preferred stock, par value $10, of $113,504 have not been declared or paid for the period from date of issuance through September 30, 2004.  The arrearage amounts to $0.536 per share of preferred stock outstanding.  The cumulative dividend earned during the fourth quarter of fiscal 2004, which is not due until January 15, 2005, will be $.25 per share.  The Company does not expect to either declare or pay this dividend when due.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-K:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)                                 Reports on Form 8-K

During the three months ended March 31, 2004, the Company filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated and filed on January 15, 2004, announcing a directed verdict in favor of the registrant in certain litigation.  The Current Report also announced the resignation of the Chief Financial Officer.

The following Current Reports on Form 8-K were filed following March 31, 2004 up to the date of this filing:

Current Report on Form 8-K dated April 15, 2004, filed on April 16, 2004, announcing that it did not file its 10-K with the Securities and Exchange Commission when due.  Management also discovered certain material weaknesses in internal accounting controls and procedures and was determined to remedy these weaknesses as soon as possible.  The registrant engaged a consulting firm to help prepare the 10-K.  The 10-K was expected to be filed by April 30, 2004

Current Report on Form 8-K dated and filed April 30, 2004, announcing that the 10-K, which was expected to be filed by this date, is expected to be delayed at least two more weeks.  The auditors had found additional internal control weaknesses which will increase the time to complete the audit.

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

Current Report on Form 8-K dated December 9, 2004, filed December 16, 2004, announcing the filing of the registrant’s Form 10-K for the year ended December 31, 2003.  It also announced that trading of our common stock was suspended on November 9, 2004 by the American Stock Exchange.  The Listing Qualifications Panel of the American Stock Exchange recommended that our common stock be delisted.  We are appealing that ruling.  Since the suspension of trading on the American Stock Exchange, there has been sporadic trading of our common stock on the “Pink Sheets”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
Michael C. Lee
December 30, 2004		Vice President, Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)