Form 10-Q/A
period 2004-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-05-13
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

972-458-8500
(Issuer’s telephone number, inc luding area code)

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

As of April 30, 2005, 5,714,252 shares of the registrant’s common stock were outstanding, including 360,559 shares of common stock held by the registrant as treasury stock.

This amendment corrects goodwill and certain liability accounts, which were overstated.  The misstatement was discovered subsequent to filing of the original report.  A portion of the overstatement affected the purchase accounting associated with the acquisition of the assets of Medical Resource Network, Inc.  The remainder resulted in an overstatement of expense in the first quarter.  The net effect on total assets was approximately a 2.4% reduction, on liabilities a 3.8% reduction and a decrease in the net loss originally reported of 7.3%.

Table of Contents

Diversified Corporate Resources, Inc.

Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures

Part II – Other Information

Item 2. Changes in Securities
Item 3. Defaults under Senior Securities
Item 6. Exhibits and Reports on Form 8-K
Signatures

Part l.  Financial Information
Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net service revenues:
Direct placement services	$2,001	$2,049
Temporary and contract staffing services	9,366	10,037
	11,367	12,086

Direct cost of temporary and contract staffing services	7,569	8,213

Gross profit	3,798	3,873
Operating expenses:
Selling expenses	2,063	1,886
General and administrative expenses	3,276	1,936
Stock-based employee compensation	79	—
Depreciation and amortization	141	261
	5,559	4,083
Other expense items:
Interest expense, net	366	176
Gain on early extinguishment of debt	(222)	—
Other expense	—	25
	144	201
Net loss	(1,905)	(411)
Accretion of discount on preferred stock	(448)	—
Cumulative preferred stock dividends earned but not declared	(8)	—
Net loss applicable to common stockholders	$(2,361)	$(411)

Net loss per share applicable to common stockholders – basic and diluted	$(0.59)	$(0.15)

Weighted average common shares outstanding – basic and diluted	3,985	2,735

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except par value)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$63	$163
Trade accounts receivable, less allowance for doubtful accounts of $223 and $296, respectively	5,996	6,269
Other current assets	545	110
Total current assets	6,604	6,542
Property and equipment, net	571	688
Other assets:
Intangibles, net	7,663	7,070
Receivables from affiliates	324	857
Other	175	211
Total Assets	$15,337	$15,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$8,613	$6,855
Obligations not liquidated because of outstanding checks	402	1,072
Borrowings under line of credit agreement	1,490	—
Factoring liability	1,351	3,885
Current maturities of long-term debt	686	1,236
Current maturities of capital leases	43	79
Total current liabilities	12,585	13,127
Deferred lease rents	496	398
Capital lease obligations, net of current maturities	58	69
Long-term debt, net of current maturities	91	—
Total liabilities	13,230	13,594
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued in 2004	448	—
Common stock, $0.10 par value, 10,000 shares authorized; 4,387 and 4,329 shares issued, respectively	439	433
Additional paid-in capital	15,474	13,242
Retained deficit	(13,132)	(10,779)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivable related to stock issued	(215)	(215)
Total stockholders’ equity	2,107	1,774
Total Liabilities and Stockholders’ Equity	$15,337	$15,368

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Three months ended March 31,
	2004	2003
Cash flow from operating activities:
Net loss	$(1,905)	$(411)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	141	261
Loss on disposal of assets	—	25
Gain on extinguishment of debt	(222)	—
Provision for allowances	(73)	(76)
Deferred lease rents	98	91
Accretion of interest on debts	1	3
Value of warrants issued	76	—
Value of stock-based employee compensation	79	—
Changes in operating assets and liabilities:
Accounts receivable	767	393
Accounts receivable from affiliates	34	—
Prepaid and other assets	(424)	(32)
Trade accounts payable and accrued expenses	1,746	(68)
Cash provided by operating activities	318	186
Cash flows from investing activities:
Capital expenditures	(20)	(28)
Business acquisition costs, net of cash acquired	(207)	—
Cash used in investing activities	(227)	(28)
Cash flows from financing activities:
Issuance of common stock	15	—
Issuance of preferred stock, net of issue costs	1,920	—
Repayment of debt to related party	(50)	—
Net borrowings (repayments) on revolving line of credit	1,490	(757)
Net repayments under factoring arrangement	(2,534)	—
Obligations not liquidated because of outstanding checks	(670)	473
Principal payments under debt obligations	(326)	—
Principal payments under capital lease obligations	(36)	(29)
Cash used in financing activities	(191)	(313)
Change in cash and cash equivalents	(100)	(155)
Cash and cash equivalents at beginning of year	163	170
Cash and cash equivalents at end of period	$63	$15

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amendment:  This amendment corrects goodwill and certain liability accounts, which were overstated.  The misstatement was discovered subsequent to filing of the original report.  A portion of the overstatement affected the purchase accounting associated with the acquisition of the assets of Medical Resource Network, Inc.  The remainder resulted in an overstatement of expense in the first quarter.  The net effect on total assets was approximately a 2.4% reduction, on liabilities a 3.8% reduction and a decrease in the net loss originally reported of 7.3%.

($ in thousands)	As originally reported	As amended
Total assets	$15,712	$15,337
Total liabilities	13,756	13,230
Net loss	(2,056)	(1,905)
Net loss applicable to stockholders	(2,512)	(2,361)
Net loss per share – basic and diluted	$(0.63)	$(0.59)

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

The Company’s condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Intangible assets:   Intangible assets consist primarily of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations.  The non-compete agreements are amortized over their estimated useful lives.  Goodwill is subject to an annual impairment test, which the Company typically completes during the fourth quarter of its fiscal year.  There have been no events or changes in circumstances since the last impairment test  for December 2004 that would indicate that goodwill might be impaired since that time.    The goodwill acquired in 2004 was related to the purchase of the assets of Medical Resource Network, Inc. in February 2004 (see Notes 3 and 6).

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

The Company recognized stock-based employee compensation expense of approximately $79,000 for the three months ended March 31, 2004.

The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2004 and 2003, respectively, as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

($ in thousands, except per share amounts)	2004	2003
Net loss as reported	$(1,905)	$(411)
Add: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	79	—

Less; Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(79)	(68)
Pro forma net loss	$(1,905)	$(479)

Basic and diluted loss per share applicable to common stockholders	$(0.59)	$(0.18)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues between 2000 and 2003 declined approximately 37.6%.  The Company reported net losses for the three years ended December 31, 2003 as a result of the decline in its business, and expects to report a loss for the current fiscal year.  In addition, the Company’s current liabilities of $12.6 million exceed its current assets of $6.6 million.

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

During 2004, the Company reduced staff and closed offices to reduce its funds outflow.  The Company has also not paid all employer and employee payroll taxes when due.  As a result of the past due payroll tax liability, the Company is in default under one of its lending agreements.  In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company or its officers and directors.  However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below.

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable.  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the

Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until May 30, 2005, in connection with the Proposed Sale.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  The Company has not entered into a formal agreement with the other lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 4).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resource Network, Inc (see Note 3).  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to overcome this.

The Company signed a definitive agreement with Axtive Corporation, Inc. (“Axtive”) regarding the sale of substantially all of the assets of one of its agencies, Datatek, headquartered in Phoenix, Arizona (the “Proposed Sale”) in February 2005.  If the Proposed Sale is consummated based on its current terms (see Note 8), it would provide the Company with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities may be used to redeem a portion of the preferred stock issued in 2004.  Because there are several conditions to closing, the Company cannot be assured that the Proposed Sale will occur.  The unit to be sold represented approximately 65% and 77% of our temporary and contract staffing revenue for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively.

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

If the Proposed Sale takes place, management believes that the Company will be able to secure other financing that will allow it to pursue its acquisition strategy, which when combined with improving market conditions and the restructuring of its present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing.  However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company’s creditors will give it the time needed to implement its plan.  The inability to obtain additional financing will have a material adverse effect on the Company’s financial condition.  It may cause the Company to delay or curtail its business plans or to seek protection under bankruptcy laws.

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

The Company closed its acquisition of the assets of MRN in February 2004.  The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company’s preliminary assessment of fair values (amounts in thousands):

Assets received – accounts receivable	$421
Liabilities assumed – Notes payable	(139)
Net assets received	282
Cash paid in 2003:
For operations of MRN up to December 31, 2003	499
Cash paid in 2004:
To owners of MRN	11
To creditor of MRN to release accounts receivable	329
Cash provided by operations from January 1, 2004 to purchase date	(133)
Other purchase costs:
Value of warrants issued	174
Total cash paid plus other purchase costs	880
Total amount assignable to intangible assets	598
Amount assigned to non-compete agreements and contracts	(25)
Amount of goodwill	$573

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

The amount expended by the Company to fund the operations of MRN prior to the purchase of MRN’s assets was approximately $366,000.  The Company incurred $499,000 of non-reimbursed costs during 2003, which was reported in “Receivables from affiliates” on the December 31, 2003 consolidated balance sheet.  During 2004 prior to the purchase, the Company received $133,000 above its actual expenditures on behalf of MRN as partial reimbursement for expenses incurred in 2003.

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

In addition to the amounts received at the closing, one of the owners of MRN is entitled to a bonus after certain targets are hit which is equal to the sum of 20% of the gross margin plus 15% of the operating margin, as defined in the agreement.  The first $250,000 of bonus payments earned would not be paid, except for certain minimum amounts due per the agreement.  These bonus payments, when earned and payable, will be expensed by the Company once advances are recouped.

The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003, respectively, assuming that the purchase of MRN’s assets occurred on January 1 of each year:

	Three months ended March 31,
	As reported		Pro forma
($ in thousands, except per share amounts)	2004	2003	2004	2003
Revenues	$11,367	$12,086	$11,794	$13,341
Net loss	$(1,905)	$(411)	$(1,831)	$(593)
Net loss applicable to common stockholders	$(2,361)	$(411)	$(2,287)	$(593)
Net loss per share – basic and diluted	$(0.59)	$(0.15)	$(0.57)	$(0.22)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  For the period from January 1, 2003 to March 31, 2003, the Company estimated the revenue and net loss of MRN would be $1,255,000 and $182,000, respectively.  These amounts are based on records provided by MRN to the Company, which have not been audited or tested for accuracy, adjusted for amortization of certain acquired intangibles.

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

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit (“Greenfield”) on March 12, 2004, while still maintaining the credit facility with Wells Fargo.  Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company’s receivables and other security interests.   The term of the Greenfield line of credit facility (the “Greenfield Facility”) is due on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005.  On March 12, 2005, the Company has entered into an amendment with Greenfield that extends the maturity date to March 12, 2006.  The Company does not have to be in default under the Greenfield Facility for demand to be made.  All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company’s obligation to Greenfield.

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee incurred on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility since March 12, 2004 to March 31, 2004 was approximately $3,039,000.  The maximum and minimum amounts borrowed were $3,228,000 and $2,845,000, respectively, for the same period.  The average interest rate, including the unused line of credit fee and other fees, was 13.7%.  In addition, the Company incurred fees of approximately $243,000 during the quarter.  Of these fees, approximately $242,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

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

As a result of our non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company incurred approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company incurred $50,000 in fees for the amended agreement.  On March 12, 2005, the Company entered into the Second Amendment to the Loan and Security Agreement with Greenfield which acknowledges that the Company has extended the subordination of its lien with the IRS for the payment of the past due taxes; extends the maturity date of the loan agreement to March 12, 2006; and amends the borrowings on direct placement revenues to 35% of net availability subject to a cap of $1,250,000.  The Company incurred $200,000 in fees for the amended agreement.

NOTE 6 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the three months ended March 31, 2004 and 2003:

($ in thousands)	2004	2003
Interest paid	$572	$275
Income taxes paid	—	—
Non-cash transactions for investing and financing activities:
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

($ in Thousands)	March 31, 2004	December 31, 2003
Non-compete agreement for Datatek acquisition	$50	$50
Contracts and non-compete agreements of MRN	25	—
Total	75	50
Accumulated amortization	(43)	(38)
Net carrying amount	$32	$12

The increase from December 31, 2003 to March 31, 2004 represented the non-compete agreements and contracts acquired in the MRN acquisition (see Note 3), which are being amortized over a one year period.  The estimated amortization expense for the remaining life of the intangibles subject to amortization is as follows: 2004 - $26,000 and 2005- $6,000.

Goodwill

The change in goodwill for the three months ended March 31, 2004 is as follows:

($ In Thousands)	March 31, 2004
Balance at the beginning of the year	$7,058
Goodwill acquired during period	573
Balance at the end of the period	$7,631

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

Trade accounts payable and accrued expenses

($ In Thousands)	March 31, 2004	December 31, 2003
Trade accounts payable	$2,518	$1,603
Accrued expenses	1,481	1,561
Accrued compensation	2,444	3,127
Accrued payroll expense	2,170	564
Total accounts payable and accrued expenses	$8,613	$6,855

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  The increase in accrued payroll expense primarily represents the non-payment of payroll tax liabilities due the IRS.  Penalties and interest accrued at March 31, 2004 on the past due taxes of approximately $179,000 are included in accrued expenses.

Debt

($ In Thousands)	March 31, 2004	December 31, 2003
Minimum deferred payment obligations:
Texcel acquisition	$310	$729
Datatek acquisition	81	205
Notes payable resulting from MRN acquisition	134	—
J. Michael Moore promissory notes	252	302
	777	1,236
Less current maturities	(686)	(1,236)
Total long-term debt	$91	$—

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

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At March 31, 2004, approximately $45,000 of contributions to the 401(k) plan had not been paid for the period from February 27, 2004 to March 31, 2004.  At December 31, 2004, the total amount of contributions unpaid approximated $132,000 and consisted of contributions from August 2004 through December 2004.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at March 31, 2004 was approximately $12,000 for contributions from January to March, 2004.  At December 31, 2004, amounts due from June 2004 through December 2004 of approximately $24,000 had not been paid.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

NOTE 8 – SUBSEQUENT EVENTS

Common Stock

Our common stock was traded on the American Stock Exchange (“AMEX”) under the symbol “HIR”.  We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading until the Company had made public certain material information.  The halt in trading continued in place until

November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  Our common stock was ultimately delisted on February 9, 2005, and has since been trading sporadically on the “pink-sheets” inter-dealer trading network

Sale of Datatek

On February 1, 2005, the Company and Axtive Corporation, Inc. (“Axtive”) entered into an asset purchase agreement in which the Company will sell substantially all of the assets of one of its agencies, Datatek, headquartered in Phoenix, Arizona, to a subsidiary of Axtive.  The closing of the sale is expected to take place upon the satisfaction of all the conditions to closing in the agreement (see below).  At this time, the agreement may be terminated by either party  provided neither party is in material breach of the agreement.   On March 31, 2005, the Company and Axtive entered into that certain Amendment No. 1 to the Asset Purchase Agreement which extended, until April 30, 2005, the date on which either party could terminate the agreement without liability to the other party if closing has not occurred on or before such date.  We are continuing to negotiate the sale of Datatek with Axtive and other parties.

The purchase price will consist of $4.5 million in cash, subject to certain adjustments, 15,333,333 shares of Axtive common stock and the assumption of certain liabilities of Datatek.  The shares will not be registered securities when issued, but are to be covered by a resale registration to be filed soon after closing.  Of the Axtive common stock received, 1,250,000 shares shall be held in escrow to satisfy claims that may arise from resolution of representation and warranty provisions contained in the agreement.  One-half of the escrow balance is to be released in six months, with the remainder to be released at the end of one year from closing.  If the indemnification obligation exceeds an amount covered by the escrowed shares, the Company may tender other Axtive common stock it still holds to satisfy the obligation.  The Axtive common stock is to be valued at $0.30 per share when used to satisfy the indemnification obligation.

The closing of the transaction is subject to:

•                  Axtive obtaining at least $6.0 million of financing on terms satisfactory to Axtive;

•                  The Company redeeming at least 150,000 shares of the Company’s Preferred Stock, of which 211,875 shares are outstanding, by exchanging shares of Axtive common stock to be received by the Company at the closing for such shares on terms satisfactory to the Company.  The Preferred Stock will be surrendered to the Company in lieu of all amounts due on the Preferred Stock, including unpaid dividends.  The Company has received the required consents from the preferred shareholders for this exchange, however, these consents expired on April 30, 2005.  We will need to re-obtain these consents in connection with the closing of the sale.  The Preferred Stock surrendered, if any, will be cancelled, and the difference in the value of the Axtive common stock these holders receive as compared to the carrying value of the Preferred Stock will be charged to retained earnings.  The Company may waive this requirement.

•                  Axtive and the Company receiving the required consents and providing each other with satisfactory disclosure schedules as well as other customary conditions to closing.

The Company has also agreed not to compete for a two year period following the acquisition.  The Company will not be allowed to do business with a customer of Datatek that was Datatek’s customer within twelve months of the closing.  This prohibition does not include providing direct placement services or services in a different business sector or industry to these businesses.

The cash purchase price received at closing may be increased by up to $500,000 based on the amount of accounts receivable at the purchase date.  The Company plans to use the cash received in this transaction to (i) pay off the financing secured by the accounts receivable of Datatek, approximately $1,136,000 at April 30, 2005 plus related termination fees for this financing; (ii) to pay all delinquent payroll taxes of Datatek, approximately $917,000  excluding any penalties and interest; (iii) to pay all, or a majority of, other delinquent payroll taxes owed by the Company, approximately $2,641,000 excluding any penalties and interest; and (iv) if any amounts remain, for general corporate purposes.

The Company cannot provide any assurance that the all the conditions for closing will be satisfied or that the closing of this transaction will occur.

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

These strategic changes included reducing our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30 - 40% range.  In order to obtain this target, management believes we need to maintain the direct placement component of revenues at 21% to 25% of total revenue; however, direct placement revenues have remained at about 17% of total revenue since 2003.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has also reduced general and administrative expenses in prior years through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of the lower direct placement revenue.  However, as explained below, costs in the first quarter of 2004 for general and administrative expenses have increased as compared to the prior year, and we expect that general and administrative expenses will continue to be higher than in the prior year for the remainder of the fiscal year.  Contributing to this increase has been higher expenses related to being public which are fixed and can only be supported through higher revenues.

While the steps taken in prior years have resulted in a decrease in our expenses, and while we have stabilized our revenues over the last two fiscal years, they have not been enough to stem our negative cash flow.  In addition, we expect that expenses will be substantially higher in 2004 primarily due to higher consulting and auditing fees, insurance costs, interest expense, and penalties and fees on past due liabilities, which will exacerbate our cash flow shortfall.  We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next few months.  If these changes are not accomplished, we may be unable to continue as a going concern.

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

In February 2005, we signed a definitive agreement to sell to Axtive Corporation (“Axtive”) substantially all of the assets of one of our agencies, Datatek, headquartered in Phoenix, Arizona (the “Proposed Sale”).  If the Proposed Sale is consummated under its current terms (see Note 8 in the condensed consolidated financial statements), it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that the Proposed Sale will reduce our exposure to the information technology industry and allow us to diversify our sources of revenue.  The Proposed Sale will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue (approximately 60% of our temporary and contract staffing revenue at June 30, 2004), which will have a negative impact on our ongoing financial condition.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2004 Compared to The Three Months Ended March 31, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference

Direct placements	$2,001	$2,049	$(48)
Temporary and contract staffing	9,366	10,037	(671)
Total staffing revenues	11,367	12,086	(719)

Direct costs of temporary and contract staffing	7,569	8,213	(644)
Gross profit	$3,798	$3,873	$(75)

For the three months ended March 31, 2004, net service revenue decreased $719,000, or 5.9%, to $11,367,000 as compared to $12,086,000 for the three months ended March 31, 2003.  Revenues from contract and temporary staffing decreased $671,000, or 6.7%, while direct placement revenue decreased $48,000, or 2.3%.  The decrease in revenue continued to reflect the slow recovery in the labor market coming out of the current recession.  In addition, a major contract staffing project that began before 2003 was nearing completion in the first quarter of 2004 so revenues from this contract alone were approximately $437,000 less than in the prior year.  For both periods, the percentage of each type of revenue to total revenue remained about the same, with direct placements in the 17% to 18% range.  However, we believe that the Company will be better served to maintain a target ratio where direct placement revenues represent at least 21% of total revenues without losing temporary and contract revenue.  We believe that this is attainable as the job market improves, which should allow our direct placement business to recover.  We believe that achieving the higher level of direct placements represents a more desirable balance between our contract business, which leverages well, and our direct placement business, which generates much higher margins and cash flow.

For the three months ended March 31, 2004, gross profit decreased by $75,000, or 1.9%, to $3,798,000 as compared to $3,873,000 for the three months ended March 31, 2003.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues declined from 2003 to 2004, our gross profit registered a corresponding $48,000 decline as well.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Margins on temporary and contract staffing on the other hand can range anywhere from 6% to 36% depending on our level of overall involvement in the contract.  Our gross margin on our temporary and contract staffing business increased slightly in 2004 to 19.2% from 18.2% in 2003.  Overall gross profit, as a percentage of net service revenue, also increased slightly, due to the slight increase in the percentage of direct placements as a total percentage of revenue and the higher gross margin on the temporary and contract staffing business.

The agency involved in the Proposed Sale specializes in IT contract staffing and accounted for approximately 65% of our total temporary and contract staffing revenue at March 31, 2004.  The Proposed Sale, if it takes place, will result in a significant decrease in our revenues.  The gross profit on their sales during the three months ended March 31, 2004 was approximately 15.4%.  As a result, we will have less gross profit available to cover our operating expenses.  While a portion of our operating expenses will also be reduced, they will not decrease in proportion to the revenues lost.  In addition, we expect that the Proposed Sale will possibly impact our interest expense as we will not be financing their receivables, which represent approximately 35% of total receivables at March 31, 2004.  While the sale will correct our liquidity problems in the short-term, we will have to cut either overhead costs or replace the revenue to return to profitable operations.

Operating expenses

Operating expenses amounted to $5,559,000 for the three months ended March 31, 2004, an increase of $1,476,000, or 36.1%, as compared to the three months ended March 31, 2003.  Operating expenses for the three months ended March 31, 2004, included $2,063,000 of selling expenses, an increase of $177,000, or 9.4%, as compared to $1,886,000 for the three months ended March 31, 2003.  The increase was due primarily to the increase in managers and counselors salaries in the first quarter of 2004 compared to the same quarter in 2003.  In addition, general and administrative expenses increased by $1,340,000, or 69.2%, as compared to the previous year.  The increase was due to an increase of $488,000 in charges for professional services and consultants, a $126,000 increase in rent expense, a $237,000 increase in insurance expense, an increase of $166,000 in penalties and fees, an increase of $127,000 in public relations expense and an increase of $196,000 in other expenses.  The increase in professional services arose from increased expenses relating to the 2003 audit and the preparation of those financial statements.  The increase in insurance expense related primarily to medical benefits to employees, higher directors & officers insurance, and new nursing professional liability expenses related to the acquisition of MRN.  The increase in penalties related to payments made for payroll taxes that had not been remitted on a timely basis.  Management believes that these expenses will continue to compare unfavorably to the prior year during the remainder of the current year, but a majority of the increase will be limited to 2004 and not carry forward.

We recorded a non-cash stock-based employee compensation charge of approximately $79,000 in 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $141,000 as compared to $261,000 in the previous year.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

We do not expect that operating expenses will change significantly during the remainder of 2004. Fees related to audit, legal and other professional services will remain at substantially higher levels than during 2003.  These expenses will increase due to costs incurred in preparing the 2003 audited financial statements.  We also believe that later in 2005 and 2006, we will have substantial expenditures related to complying with the audit of our internal control procedures required under Sarbanes-Oxley.  The Proposed Sale, if consummated, would reduce our expenses once the sale is effective.

Other expense items

For the three months ended March 31, 2004, net interest expense increased by $190,000 to $366,000, due primarily to higher charges in the current year related to our factoring liability as compared to interest on our line of credit in the prior year.  In 2004, we had a gain on the early extinguishment of a debt related to the purchase of one of our agencies.  In 2003, the Company had a loss on the sale of fixed assets of $25,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2004 was $63,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash used by financing activities during the quarter totaled $191,000, principally from a decrease in debt from financing provided by our line of credit and factoring of our receivables during the period and by a decrease in obligations not liquidated because of outstanding checks, partially offset by the proceeds from the issuance of preferred stock.  Cash used by investing activities of $227,000 represented funds used in the acquisition of the assets of MRN of $207,000 and capital expenditures of $20,000.  Cash provided by operating activities was $318,000, primarily as a result of the increase in payables.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues by December 31, 2003 had declined approximately 37.6% from levels achieved in 2000.  We reported net losses for the last three fiscal years as a result of the decline in our business, and expect to report a net loss for the 2004 fiscal year.  In addition, our current liabilities of $12.6 million exceed our current assets of $6.6 million.

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

During 2003 and 2004, we reduced staff and closed offices to reduce the funds outflow.  We have also not paid all employer and employee payroll taxes when due.  The amount of unpaid payroll taxes is approximately $3,558,000 plus penalties and interest.  As a result of these past due payroll tax liabilities, we are in violation of one of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against us or our officers and directors.  However, our management believed that these steps were necessary at the time to maintain the Company while we sought to correct our cash flow issues.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  The IRS has extended the subordination agreement with one subsidiary until May 30, 2005, in connection with the Proposed Sale.  Our lenders are continuing to fund us.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.   We do not have a formal agreement with our other lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In March 2004, we completed the sale of Preferred Stock, as described above.   The sale generated net proceeds to us of approximately $1.9 million.  This capital was used for general working capital purposes and to purchase certain assets of MRN.

If the Proposed Sale is consummated based on its current terms (see Note 8 to the condensed consolidated financial statements), it would provide us with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities of the purchaser may be used to redeem a portion of the Preferred Stock.  While a definitive agreement was signed in February 2005, we cannot assure you that all the conditions necessary to close the Proposed Sale will occur.  The agency involved in the Proposed Sale is primarily involved in information technology temporary and contract staffing and represents approximately 65% of our temporary and contract staffing revenue for the three months ended March 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within ninety days of the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Except as discussed below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management  to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company had to amend this first quarter 2004 filing on Form 10-Q with the Securities and Exchange Commission.  The amendment corrected certain errors in the previously filed statement.  These errors were discovered during a review of certain accounts after the first quarter report was issued.  These problems were primarily caused by personnel turnover and outside consultant advice received during a portion of the year.  The Company corrected these accounts for the remainder of the year and believes that going forward it has established procedures to address these errors.  Also the Company no longer uses the services of the consultants associated with these errors.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Cumulative dividends due on the Company’s Series A convertible preferred stock, par value $10, of $166,473 have not been declared or paid for the period from date of issuance through December 31, 2004.  The arrearage amounts to $0.786 per share of preferred stock outstanding.

ITEM 5.  OTHER INFORMATION

The Company’s common stock was traded on the American Stock Exchange (“AMEX”) under the symbol “HIR”.  We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading until the Company had made public certain material information.  The halt in trading continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  Our common stock was ultimately delisted on February 9, 2005, and has since been trading sporadically on the “pink-sheets” inter-dealer trading network.

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

Current Report on Form 8-K dated December 22, 2004, filed January 7, 2005, announcing that AMEX’s Committee on Securities affirmed the decision to delist the Company’s common stock.

Current Report on Form 8-K, dated and filed February 3, 2005,announcing an agreement for the sale of substantially all the assets of an agency of the registrant to Axtive Corporation, Inc.

Current Report on Form 8-K, dated and filed April 5, 2005, announcing the extension of the closing date for the sale of an agency of the registrant to Axtive Corporation, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
May 13, 2005		Michael C. Lee Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)