Form 10-Q
period 2004-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-05-13
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1565578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Iden- tification No.)

10670 North Central Expressway, Suite 600, Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

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
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures

Part II – Other Information

Item 3.	Defaults under Senior Securities
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Part l.  Financial Information

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,
	2004	2003
Net service revenues:
Direct placement services	$1,983	$2,173
Temporary and contract staffing services	8,695	10,670
	10,678	12,843

Direct cost of temporary and contract staffing services	7,086	8,661

Gross profit	3,592	4,182
Operating expenses:
Selling expenses	2,030	2,178
General and administrative expenses	2,782	2,094
Stock-based employee compensation	44	—
Depreciation and amortization	115	241
	4,971	4,513
Other expense items:
Interest expense, net	326	251

Net loss	(1,705)	(582)
Cumulative preferred stock dividends earned but not declared	(53)	—
Net loss applicable to common stockholders	$(1,758)	$(582)

Net loss per share applicable to common stockholders – basic and diluted	$(0.36)	$(0.21)

Weighted average common shares outstanding – basic and diluted	4,932	2,835

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six months ended June 30,
	2004	2003
Net service revenues:
Direct placement services	$3,984	$4,222
Temporary and contract staffing services	18,061	20,707
	22,045	24,929

Direct cost of temporary and contract staffing services	14,655	16,874

Gross profit	7,390	8,055
Operating expenses:
Selling expenses	4,093	4,064
General and administrative expenses	6,058	4,030
Stock-based employee compensation	123	—
Depreciation and amortization	256	502
	10,530	8,596
Other expense items:
Interest expense, net	692	427
Gain on extinguishment of debt	(222)	—
Other expense	—	25
	470	452
Net loss	(3,610)	(993)
Accretion of discount on preferred stock	(448)	—
Cumulative preferred stock dividends earned but not declared	(61)	—
Net loss applicable to common stockholders	$(4,119)	$(993)

Net loss per share applicable to common stockholders – basic and diluted	$(0.92)	$(0.36)

Weighted average common shares outstanding – basic and diluted	4,459	2,785

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4	$163
Trade accounts receivable, less allowance for doubtful accounts of $204 and $296, respectively	5,603	6,269
Other current assets	438	110
Total current assets	6,045	6,542
Property and equipment, net	486	688
Other assets:
Intangibles, net	7,654	7,070
Receivables from affiliates	325	857
Other	188	211
Total Assets	$14,698	$15,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$9,135	$6,855
Obligations not liquidated because of outstanding checks	696	1,072
Borrowings under line of credit agreement	1,969	—
Factoring liability	1,203	3,885
Other debt, including current maturities of long-term debt	348	1,236
Current maturities of capital leases	39	79
Total current liabilities	13,390	13,127
Deferred lease rents	494	398
Capital lease obligations, net of current maturities	52	69
Long-term debt, net of current maturities	79	—
Total liabilities	14,015	13,594
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued in 2004	448	—
Common stock, $0.10 par value, 10,000 shares authorized; 5,714 and 4,329 shares issued, respectively	572	433
Additional paid-in capital	15,622	13,242
Retained deficit	(14,837)	(10,779)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivable related to stock issued	(215)	(215)
Total stockholders’ equity	683	1,774
Total Liabilities and Stockholders’ Equity	$14,698	$15,368

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2004	2003
Cash flow from operating activities:
Net loss	$(3,610)	$(993)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	256	502
Loss on disposal of assets	—	25
Gain on extinguishment of debt	(222)	—
Provision for allowances	(92)	(63)
Deferred lease rents	96	92
Accretion of interest on debt	4	6
Value of warrants issued	87	—
Stock-based employee compensation	123	—
Changes in operating assets and liabilities:
Accounts receivable	1,179	(823)
Accounts receivable from affiliates	33	—
Prepaid and other assets	(330)	(35)
Trade accounts payable and accrued expenses	2,271	293
Cash used in operating activities	(205)	(996)
Cash flows from investing activities:
Capital expenditures	(34)	(76)
Business acquisition costs	(207)	—
Cash used in investing activities	(241)	(76)
Cash flows from financing activities:
Issuance of common stock	15	90
Issuance of preferred stock, net of issue costs	1,920	—
Repayment of debt to related party	(77)	—
Net borrowings on revolving line of credit	1,969	243
Net repayments under factoring arrangement	(2,682)	—
Obligations not liquidated because of outstanding checks	(376)	652
Principal payments under debt obligations	(428)	(40)
Principal payments under capital lease obligations	(54)	(43)
Cash provided by financing activities	287	902
Change in cash and cash equivalents	(159)	(170)
Cash and cash equivalents at beginning of year	163	170
Cash and cash equivalents at end of period	$4	$0

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Company’s condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and uncertainties.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows:  risks associated with raising adequate capital for continuing operations; satisfaction of all closing criteria to complete the sale of substantially all the assets of an agency; general economic conditions that affect the Company’s target markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the Company’s ability to successfully integrate acquisitions or joint ventures with its operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by the Company, especially from companies with greater financial and marketing resources; the Company’s ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; and other factors that may affect the Company and businesses generally.

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Trade Accounts Receivable:  Trade accounts receivable are reported in the consolidated balance sheet at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at June 30, 2004 and December 31, 2003 include approximately $401,000 and $380,000, respectively, of unbilled receivables.  The Company generally does not charge interest on past due balances.

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

Intangible assets:  Intangible assets consist primarily of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations.  The non-compete agreements are amortized over their estimated useful lives.  Goodwill is subject to an annual impairment test, which the Company typically completes during the fourth quarter of its fiscal year.  There have been no events or changes in circumstances since the last impairment test for December 2004 that would indicate that goodwill might have become impaired since that time.    The goodwill acquired in 2004 was related to the purchase of the assets of Medical Resource Network, Inc. in February 2004 (see Notes 3 and 6).

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  Management believes no impairment of its long-term assets existed at June 30, 2004.

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

Revenue Recognition and Cost of Services:  The Company derives its revenues from two sources: direct placement and temporary and contract staffing.  The Company records revenues for temporary and contract staffing services at the gross amount billed the customer in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent.  The Company believes this approach is appropriate because the Company itself identifies and hires qualified employees, selects the employees for the staffing assignment, and bears the risk that the services provided by these employees will not be fully paid by customers.

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

Advertising Costs:  Advertising costs are expensed as incurred.  For the six months ended June 30, 2004 and 2003, advertising expenses were approximately $157,000 and $161,000, respectively.

Stock-Based Compensation:  In the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, using the modified prospective method as permitted under SFAS No. 148, effective as of January 1, 2003.  As a result, for the three and six months ended June 30, 2004, the compensation cost recognized for stock-based employee compensation is the same as that which would have been recognized if the Company had used the fair value based recognition provisions of SFAS No. 123 for all employee awards granted, modified or settled after December 31, 1994.  The results for years prior to fiscal 2003 have not been restated.  The first three quarterly periods for fiscal 2003 were also not restated.

Under the fair value method of recognizing stock-based employee compensation, compensation cost is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued during the six months ended June 30, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the six months ended June 30, 2004 was approximately $1.24 per share and during the six months ended June 30, 2003 was approximately $0.26 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	106.75%	99.11%
Risk-free interest rate	3.02%	3.00%
Expected option lives	3.8 years	4.0 years

The Company recognized stock-based employee compensation expense of approximately $123,000 for the six months ended June 30, 2004.

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2004 and 2003, respectively, as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2004	2003	2004	2003
Net loss as reported	$(1,705)	$(582)	$(3,610)	$(993)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	44	—	123	—
Less: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(44)	(43)	(123)	(111)
Pro forma net loss	$(1,705)	$(625)	$(3,610)	$(1,104)

Basic and diluted loss per share applicable to common stockholders	$(0.36)	$(0.22)	$(0.92)	$(0.40)

Loss per share:  The net loss applicable to common stockholders was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,590,902 shares of common stock and warrants to purchase 1,408,495 shares of common stock in 2004, and options to purchase 1,494,764 shares of common stock and warrants to purchase 2,983,590 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues between 2000 and 2003 declined approximately 37.6%.  Revenues have continued to decline in the current fiscal year.  The Company reported net losses for the three years ended December 31, 2003, as a result of the decline in its business, and expects to report a loss for the current fiscal year.  In addition, the Company’s current liabilities of $13.4 million exceed its current assets of $6.1 million.

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

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable.  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until May 30, 2005, in connection with the Proposed Sale.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  The Company has not entered into a formal agreement with the other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 4).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used to acquire certain assets of Medical Resource Network, Inc. (see Note 3) and for general working capital purposes.  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to overcome this.

The Company signed a definitive agreement with Axtive Corporation, Inc. (“Axtive”) regarding the sale of substantially all of the assets of one of its agencies, Datatek, headquartered in Phoenix, Arizona (the “Proposed Sale”) in February 2005.  If the Proposed Sale is consummated based on its current terms (see Note 8), it would provide the Company with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities may be used to redeem a portion of the preferred stock issued in 2004.  Because there are several conditions to closing, the Company cannot be assured that the Proposed Sale will occur.  The unit to be sold represented approximately 60% and 77% of our temporary and contract staffing revenue for the six months ended June 30, 2004 and for the year ended December 31, 2003, respectively.

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

The Company closed its acquisition of certain assets of MRN in February 2004.  The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company’s preliminary assessment of fair values (amounts in thousands):

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

The liabilities assumed of approximately $139,000 represented notes to former employees of MRN.  The value of the notes represented the discounted value payable, based primarily on an interest rate of 16%, which was based on an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities.  The gross amount due under the notes was approximately $161,000.  One note for approximately $3,000 was repaid by May 2004.  The other note for approximately $158,000 is being repaid at $5,000 per month and will be fully amortized by December 2006.

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

The amount of the intangibles assigned to the non-compete agreement and contracts purchased will be amortized over a one year period, which represents the life of non-compete agreement.  The remainder of the intangibles representing goodwill was reviewed for impairment along with the Company’s other goodwill in December 2004.

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

The following table presents the unaudited pro forma results of operations for the six months ended June 30, 2004, assuming that the purchase of MRN’s assets occurred on January 1, 2004:

($ in thousands, except per share amounts)	As reported	Pro forma
Revenues	$22,045	$22,472
Net loss	$(3,610)	$(3,536)
Net loss applicable to common stockholders	$(4,119)	$(4,045)
Net loss per share – basic and diluted	$(0.92)	$(0.91)

The following table presents the unaudited pro forma results of operations for the three and six months ended June 30, 2003, assuming that the purchase of MRN’s assets occurred on January 1, 2003:

	Three and six months ended June 30, 2003
	As reported		Pro forma
($ in thousands, except per share amounts)	Three months	Six months	Three months	Six months
Revenues	$12,843	$24,929	$13,911	$27,252
Net loss	$(582)	$(993)	$(674)	$(1,267)
Net loss per share – basic and diluted	$(0.21)	$(0.36)	$(0.24)	$(0.45)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  The pro forma results of operations for the three months ended June 30, 2004 are not shown as the results of MRN have been included for the entire period.  The Company estimated the revenue and net loss of MRN would be $1,068,000 and $92,000, respectively, for the period from April 1, 2003 to June 30, 2003.  The Company estimated the revenue and net loss of MRN would be $2,323,000 and $274,000, respectively, for the period from January 1, 2003 to June 30, 2003.  These amounts are based on records provided to the Company by MRN, which have not been audited or tested for accuracy, adjusted for expenses paid on MRN’s behalf by the Company and for amortization of acquired intangibles.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The amount of dividends earned but not declared for the six months ending June 30, 2004 was $60,536 or $0.286 per share of Preferred Stock outstanding.

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

The embedded conversion feature in the Preferred Stock was also valued at the date of issuance.  The portion of the proceeds allocated to the conversion feature was to be based on the intrinsic value calculated by subtracting the conversion price based on the discounted recorded value of the Preferred Stock from the market price of the common stock.  Base on this calculation, the intrinsic value of the embedded conversion feature exceeded the value of the Preferred Stock on that date; therefore, the value of the conversion feature was limited to the actual carrying value of the Preferred Stock.

The following table reflects the computation of the carrying value of the Preferred Stock since its issuance:

Cash received – for 211,875 shares of preferred stock issued	$2,098,750
Less: expenses related to preferred stock issuance	(203,295)
value of warrants issued	(1,447,094)
Carrying value of preferred stock before value of embedded conversion feature	448,361
Less: value of embedded conversion feature	(448,361)
Net carrying value of preferred at date of issue	—
Amortization of discount on preferred stock since issuance	448,361
Carrying value of preferred stock at June 30, 2004	$448,361

The discount related to the embedded conversion feature was amortized immediately as the holders of the Preferred Stock are able to convert their Preferred Stock into common stock at their option at any time.  The remainder of the discount is not being amortized as the preferred stock is not required to be redeemed, except in a liquidation or dissolution of the Company, or upon the automatic conversion of the Preferred Stock, which payments or conversions are not probable at this time.

NOTE 5 - LINE OF CREDIT AND FACTORING FACILITIES

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo a fee of 1.1% of the gross face amount of each eligible invoice for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility for the three and six months ended June 30, 2004 was approximately $1,424,000 and $2,709,000, respectively.  The average interest rate on these borrowings for the three and six months ended June 30, 2004 was 21.4% and 22.6%, respectively.  The maximum and minimum amounts borrowed were $5,541,000 and $1,183,000, respectively, for the six months ended June 30, 2004.

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

All of the assets of the Company and its subsidiaries were pledged to secure this facility, and most of these subsidiaries have guaranteed the repayment of the Company’s obligation.  The Company had also agreed to a permanent reserve of $700,000, which was released in March 2004 in connection with the Company obtaining a secured, senior line of credit discussed below.

Wells Fargo, on June 14, 2004, declared that a default currently existed under the Wells Fargo Facility as a result of the Company not remitting all payroll taxes when due (see Note 2), although they continued to advance funds on accounts receivable from the Company.  However, Wells Fargo lowered the advance rate to 85% as compared to 90% and raised the discount fee by 1%, still subject to the $20,000 a month minimum.  Wells Fargo also continued to advance funds on the Company’s accounts receivable after the IRS subordinated their lien for unpaid payroll taxes to the Company’s senior lenders in November 2004.

Under the factoring facility from Wells Fargo, the Company believed it retained primary responsibility for losses on the accounts receivable on which Wells Fargo advanced funds because of the guarantees and additional collateral held by the lender.  Therefore, the Company does not show the assets as having been sold, and it accounts for the funds received as current debt on the balance sheet in the caption “Factoring liability”.

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit (“Greenfield”) on March 12, 2004, while still maintaining the credit facility with Wells Fargo.  Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their inte ests in the Company’s receivables and other security interests.   The term of the Greenfield line of credit facility (the “Greenfield Facility”) is due on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005.  On March 12, 2005, the Company has entered into an amendment with Greenfield that extends the maturity date to March 12, 2006.   The Company does not have to be in default under the Greenfield Facility for demand to be made.  All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company’s obligation to Greenfield.

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee incurred on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility for the three and six months ended June 30, 2004 were approximately $2,400,000 and $2,515,000, respectively.  The average interest rate, including the unused line of credit fee and other fees, for the three and six months ended June 30, 2004 was $16.3% and 15.8%, respectively.  The maximum and minimum amounts borrowed were $3,228,000 and $1,482,000, respectively, for the six months ended June 30, 2004.  In addition, the Company incurred fees of approximately $271,000 for the six months ended June 30, 2004.  Of these fees, approximately $242,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

As a result of our non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company incurred approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company incurred $50,000 in fees for the amended agreement.  The Amended Forbearance Agreement has not been renewed, but Greenfield continues to fund the Company under its line of credit.  On March 12, 2005, the Company entered into the Second Amendment to the Loan and Security Agreement with Greenfield which acknowledges that the Company has extended the subordination of its lien with the IRS for the payment of the past due taxes; extends the maturity date to March 12, 2006; and amends the borrowings on direct placement revenues to 35% of net availability subject to a cap of $1,250,000.  The Company incurred $200,000 in fees for the amended agreement.

NOTE 6 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the six months ended June 30, 2004 and 2003:

($ in thousands)	2004	2003
Interest paid	$805	$626
Income taxes paid	—	—
Non-cash transactions for investing and financing activities:
Assets acquired under capital leases	8	24
Accretion of discount on preferred stock	448	—
Value of warrants issued in private placement to agents or advisors	1,447	—
Value of preferred stock issued to agent in private placement	20	—
Warrants exercised by reduction in debt due to holder of the warrant	225	—
Acquisition of certain assets of MRN:
Net assets acquired	282	—
Value of warrants issued to stockholders of MRN	174	—

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accrued expenses and debt:

Other current assets

($ In Thousands)	June 30, 2004	December 31, 2003
Prepaid insurance	$205	$53
Prepaid software licenses	10	12
Other prepaid expenses	34	27
Debt origination costs	189	18
Total other current assets	$438	$110

Property and equipment

($ In Thousands)	June 30, 2004	December 31, 2003
Computer equipment and software	$3,829	$3,807
Furniture and equipment	1,092	1,080
Leasehold improvements	120	114
	5,041	5,001
Less accumulated depreciation and amortization	(4,555)	(4,313)
Property and equipment, net	$486	$688

The unamortized balance of assets under capital leases was approximately $84,000 and $114,000 at June 30, 2004 and December 31, 2003, respectively.  These assets are included in computer equipment.

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

($ in Thousands)	June 30, 2004	December 31, 2003
Non-compete agreement for Datatek acquisition	$50	$50
Contracts and non-compete agreements of MRN	25	—
Total	75	50
Accumulated amortization	(52)	(38)
Net carrying amount	$23	$12

The increase from December 31, 2003 to June 30, 2004 represented the non-compete agreements and contracts acquired in the MRN acquisition (see Note 3), which are being amortized over a one year period.  The estimated amortization expense for the remaining life of the intangibles subject to amortization is as follows: 2004 - $17,000 and 2005- $6,000.

Goodwill

The change in goodwill for the six months ended June 30, 2004 is as follows:

($ In Thousands)
Balance at the beginning of the year	$7,058
Goodwill acquired during period	573
Balance at the end of the period	$7,631

The addition to goodwill during 2004 related to the acquisition of the assets of MRN (see Note 3).

Long-term assets

Other assets consist primarily of deposits of $188,000 and $182,000 at June 30, 2004 and December 31, 2003.  Receivables from affiliates consisted of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, of $325,000 at June 30, 2004 and $358,000 at December 31, 2003.  The remaining balance of receivables from affiliates at December 31, 2003 of $499,000 was the amount due from MRN for services provided to them during 2003.  The assets of MRN were acquired in February 2004 (see Note 3).

Trade accounts payable and accrued expenses

($ In Thousands)	June 30, 2004	December 31, 2003
Trade accounts payable	$2,178	$1,603
Accrued expenses	1,727	1,561
Accrued compensation	2,169	3,127
Accrued payroll expense	3,061	564
Total accounts payable and accrued expenses	$9,135	$6,855

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  The increase in accrued payroll expense primarily represents the non-payment of payroll tax liabilities due the IRS.  Penalties and interest accrued at June 30, 2004 on the past due taxes of approximately $331,000 are included in accrued expenses.

Debt

($ In Thousands)	June 30, 2004	December 31, 2003
Minimum deferred payment obligations:
Texcel acquisition	$304	$729
Datatek acquisition	—	205
Notes payable resulting from MRN acquisition	123	—
J. Michael Moore promissory notes	—	302
	427	1,236
Less current maturities	(348)	(1,236)
Total long-term debt	$79	$—

Additions to long-term debt during 2004 resulted from the acquisition of MRN (see Note 3).  Retirement of the J. Michael Moore promissory notes was effected through the exercise of warrants for $224,750 and the repayment by the Company of approximately $77,000 during the six months ended June 30, 2004.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll (see Note 2).  Until the past due balance is repaid and our negotiations with the IRS are complete, the Company is unable to estimate the total amount of penalties and interest it will pay.  At June 30, 2004, the Company had approximately $331,000 in penalties and interest accrued for the past due payroll taxes.  Since entering into the subordination agreement with the IRS (see Note 2), the Company has paid all federal payroll taxes due after that date on a timely basis.  If the Company does not timely pay all payroll taxes, the subordination agreement will be terminated and our senior lenders will not continue to fund the Company.

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At June 30, 2004, approximately $70,000 of contributions to the 401(k) plan had not been paid for the period from April 2004 to June 30, 2004.  At December 31, 2004, the total amount of contributions unpaid approximated $132,000 and consisted of contributions from August 2004 through December 2004.  There may also be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at June 30, 2004 was approximately $7,000 for contributions from May 2004 through June 2004.  At December 31, 2004, amounts due from May 2004 through December 2004 of approximately $24,000 had not been paid.  There may also be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

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

•                  The Company redeeming at least 150,000 shares of the Company’s Preferred Stock, of which 211,875 shares are outstanding, by exchanging shares of Axtive common stock to be received by the Company at the closing for such shares on terms satisfactory to the Company.  The Preferred Stock will be surrendered to the Company in lieu of all amounts due on the Preferred Stock, including unpaid dividends.  The Company has received the required consents from the preferred shareholders for this exchange, however, these consents expired on April 30, 2005.  We will need to re-obtain these consents in connection with the closing of the sale..  The Preferred Stock surrendered, if any, will be cancelled, and the difference in the value of the Axtive common stock these holders receive as compared to the carrying value of the Preferred Stock will be charged to retained earnings.  The Company may waive this requirement.

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

The cash purchase price received at closing may be increased by up to $500,000 based on the amount of accounts receivable at the purchase date.  The Company plans to use the cash received in this transaction to (i) pay off the financing secured by the accounts receivable of Datatek, approximately $1,136,000 at April 30, 2005, plus related termination fees for this financing; (ii) to pay all delinquent payroll taxes of Datatek, approximately $917,000excluding any penalties and interest; (iii) to pay all, or a majority of, other delinquent payroll taxes owned by the Company, approximately $2,641,000 excluding any penalties and interest; and (iv) if any amounts remain, for general corporate purposes.

The Company cannot provide any assurance that the all the conditions for closing will be satisfied or that the closing of this transaction will occur.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2004

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

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2003, we had largely reversed the composition of our revenues, with 83% of our revenues generated through temporary and contract staffing and 17% of our revenues from direct placement activities.  We maintained this ratio during the first six months of 2004 with 82% of our revenue being generated through temporary and contract staffing services.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes included reducing our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30 - 40% range.  In order to obtain this target, management believes we need to maintain the direct placement component of revenues at 21% to 25% of total revenue; however, direct placement revenues have remained in the 17-18% range of total revenues since 2003.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has also reduced general and administrative expenses in prior years through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of the lower direct placement revenue.  Although general and administrative expenses decreased from $3.3 million in the 1st quarter of 2004 to $2.8 million in the 2nd quarter, they have still increased as compared to the prior year, and we expect that general and administrative expenses will continue to be higher than in the prior year for the remainder of the fiscal year.  Contributing to this increase has been higher expenses related to being public which are fixed and can only be supported through higher revenues.

While the steps taken in prior years have resulted in a decrease in our expenses, and while we have stabilized our revenues over the last two fiscal years, they have not been enough to stem our negative cash flow.  In addition, we expect that expenses will be substantially higher in 2004 primarily due to higher consulting and auditing fees, insurance costs, interest expense and penalties and fees on past due liabilities, which will exacerbate our cash flow shortfall.  We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next few months.  If these changes are not accomplished, we may be unable to continue as a going concern.

During the third quarter 2003, we identified and entered into an agreement to purchase all of the contracts and related receivables of Medical Resource Network, Inc. (“MRN”), a Southern California-based company specializing in the placement of traveling nurses.  MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to grow.  As a result, we structured a transaction in which its nurses transitioned to our employ, and we began taking over many back office functions of MRN.  We maintained this relationship through February 2004, allowing us to thoroughly familiarize ourselves with the operations, the business, and the traveling nurse industry.  We ultimately closed the acquisition in February 2004.

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

Future Growth through Acquisitions

Management decided to move decisively into the healthcare industry by establishing a discreet Healthcare sector, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmaceutical specialists.  We continue to believe that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favor sustained growth and acceptable margins.  As a result, during the first quarter of 2003, we formed several new operating agencies collectively called Magic Healthcare.  We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this area.  We also began looking for acquisitions and/or affiliations within the healthcare sector.  The acquisition of certain assets of MRN in February 2004 was part of this focus.  In the direct placement market, we have placed additional emphasis on the Bio/Pharm market which has shown and, we believe, will continue to show strong internal growth.

Notwithstanding the Proposed Sale of one of our agencies, which is designed to provide us with much needed liquidity, we are committed to an acquisition policy going forward.  With the growing industry trend towards lower-margin contract and temporary staffing, size matters.  Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the Company as a nationwide staffing firm and leverage its customer base into new geographical regions.  More importantly, as the size of the company’s revenues increase, fixed costs as a percentage of revenues should decrease.  Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company.  To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing.  We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

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

Warrants were issued to certain agents in connection with the offering.  We issued warrants for 169,428 shares of our common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by us for the fiscal year ending December 31, 2004.  See the discussion in Note 4 of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference
For the three months ended June 30,
Direct placement services	$1,983	$2,173	$(190)
Temporary and contract staffing services	8,695	10,670	(1,975)
Total net service revenues	10,678	12,843	(2,165)

Direct costs of temporary and contract staffing	7,086	8,661	(1,575)
Gross profit	$3,592	$4,182	$(590)

For the six months ended June 30,
Direct placement services	$3,984	$4,222	$(238)
Temporary and contract staffing services	18,061	20,707	(2,646)
Total net service revenues	22,045	24,929	(2,884)

Direct costs of temporary and contract staffing	14,655	16,874	(2,219)
Gross profit	$7,390	$8,055	$(665)

For the three months ended June 30, 2004, net service revenues decreased $2,165,000, or 16.9%, to $10,678,000 compared to $12,843,000 for the three months ended June 30, 2003.  Revenues from temporary and contract staffing decreased $1,975,000, or 18.5%, while direct placement revenue decreased $190,000, or 8.7%.  For the six months ended June 30, 2004, net service revenues decreased $2,884,000, or 11.6%, to $22,045,000 compared to $24,929,000 for the six months ended June 30, 2003.  Revenues from temporary and contract staffing decreased $2,646,000, or 12.8%, while direct placement revenue decreased $238,000, or 5.6%.  The decrease in revenue continued to reflect the slow recovery in the labor market coming out of the current recession.  In addition, the significant decrease in temporary and contract staffing revenue as compared to the prior year was primarily due to a major contract staffing project that began before 2003 that was nearing completion by the second quarter of 2004.  Revenues from this contract alone were approximately $2,036,000 and $2,473,000 less for the three and six month periods, respectively, than in the same periods of the prior year.

For both year-to-date periods, the percentage of each type of revenue to total revenue remained about the same, with direct placements in the 17% to 18% range.  However, we believe that the Company will be better served to maintain a target ratio where direct placement revenues represent at least 21% of total revenues without losing temporary and contract revenue.  We believe that this is attainable as the job market improves, which should allow our direct placement business to recover.  We believe that achieving the higher level of direct placements represents a more desirable balance between our contract business, which leverages well, and our direct placement business, which generates much higher margins and cash flow.

For the three and six months ended June 30, 2004, gross profit decreased by $590,000, or 14.1%, and $665,000, or 8.3%, respectively, compared to the prior year.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues declined from 2003 to 2004, our gross profit registered a corresponding $190,000 and $238,000 decline for the three and six months, respectively, as well.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Margins on temporary and contract staffing on the other hand can range anywhere from 6% to 36% depending on our level of overall involvement in the contract.  Our gross margin on our temporary and contract staffing business increased slightly for the six months ended June 30, 2004 to 18.9% from 18.5% in 2003.  In addition, overall gross profit for the six months ended June 30, 2004, as a percentage of net service revenues, increased slightly, due primarily to the slight increase in the percentage of direct placements as a total percentage of revenue and the improvement in gross margins for temporary and contract staffing.

The agency involved in the Proposed Sale specializes in IT contract staffing and accounted for approximately 60% of our total temporary and contract staffing revenue for the six months ended June 30, 2004.  The Proposed Sale will result in a significant decrease in our revenues.  The gross profit on their sales during the six months ended June 30, 2004 was approximately 13.7%.  As a result, we will have less gross profit available to cover our operating expenses.  While a portion of our operating expenses will also be reduced, they will not decrease in proportion to the revenues lost.  In addition, we expect that the Proposed Sale will impact our interest expense as we will not be financing their receivables, which represent approximately 30% of total receivables at June 30, 2004.  While the sale will correct our liquidity problems in the short-term, we will have to either reduce overhead costs or replace the revenue to return to profitable operations.

Operating expenses

Operating expenses amounted to $4,971,000 for the three months ended June 30, 2004, an increase of $458,000, or 10.1%, as compared to the three months ended June 30, 2003.  Operating expenses for the three months ended June 30, 2004, included $2,030,000 of selling expenses, a decrease of $148,000, or 6.8%, as compared to $2,178,000 for the three months ended June 30, 2003.  The decrease was due primarily to a reduction in managers and counselors salaries and commissions in the second quarter of 2004 compared to the same quarter in 2003.  This decrease primarily reflects the decrease in our direct placement revenues of 8.7%.  General and administrative expenses increased by $688,000, or 32.9%, as compared to the previous year.  The increase was due to an increase of $259,000 in charges for professional services, a $336,000 increase in insurance expense, an increase of $119,000 in penalties and fees and an increase of $15,000 in public relations expense, partially offset by a decrease of $41,000 in other expenses.

We recorded a non-cash stock-based employee compensation charge of approximately $44,000 for the three months ended June 30, 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $115,000 as compared to $241,000 for the three months ended June 30, 2004 and 2003, respectively.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

Operating expenses amounted to $10,530,000 for the six months ended June 30, 2004, an increase of $1,934,000, or 22.5%, as compared to the six months ended June 30, 2003.  Operating expenses for the six months ended June 30, 2004, included $4,093,000 of selling expenses, an increase of $29,000, or 0.7%, as compared to $4,064,000 for the six months ended June 30, 2003.  In addition, general and administrative expenses increased by $2,028,000, or 50.3%, as compared to the previous year.  The increase was due to an increase of $747,000 in charges for professional services, an increase in rent expenses of $126,000, a $573,000 increase in insurance expense, an increase of $285,000 in penalties and fees, an increase of $142,000 in public relations expense and an increase of $155,000 in other expenses.

We recorded a non-cash stock-based employee compensation charge of approximately $123,000 for the six months ended June 30, 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $256,000 as compared to $502,000 for the six months ended June 30, 2004 and 2003, respectively.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

The increase in professional services primarily arose from increased expenses relating to the preparation of the 2003 audited financial statements.  The increase in insurance expense related primarily to medical benefits to employees, higher directors & officers insurance, and new nursing professional liability expenses related to the acquisition of MRN.  We have experienced a growth in the number of employees covered under our medical plan as well as an increase in the average claim per person; since we are self-insured, these increases have had a dramatic impact on our insurance expense.  The increase in penalties was due to payroll taxes that had not been remitted on a timely basis.  Management believes that expenses related to these categories will continue to compare unfavorably to the prior year for the remainder of the current year, but a majority of the increase will be limited to 2004 and not carry forward.  The increase in public relations expense related primarily to the value of warrants issued in the first quarter of 2004 to a firm doing public relations work for us.  The Proposed Sale, if consummated,  would reduce our expenses once the sale is effective.

Other expense items

For the three months ended June 30, 2004, net interest expense increased by $75,000 to $326,000, due primarily to the higher cost of our bank debt.  For the six months ended June 30, 2004, net interest expense increased by $265,000 to $692,000.  The increase was due primarily to the higher cost of our factoring liability as compared to our line of credit.  For the six months ended June 30, 2004, we had a gain on the extinguishment of a debt related to the purchase of one of our agencies.  For the six months ended June 30, 2003, the Company had a loss on the sale of fixed assets of $25,000.

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the current or prior year due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  For the six months ended June 30, 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain remote contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued from the issue date to June 30, 2004.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at June 30, 2004 was $4,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash provided by financing activities during the year totaled $287,000, resulting primarily from the issuance of preferred stock in March 2004, partially offset by a decrease in debt and a decrease in obligations not liquidated because of banking changes reducing the amount of float during the period.  Cash used by investing activities of $241,000 represented funds used in the acquisition of certain assets of MRN of $207,000 and capital expenditures of $34,000.  Cash used by operating activities was $205,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues by December 31, 2003 had declined approximately 37.6% from levels achieved in 2000.  Our revenues continued to decline during the six months ended June 30, 2004.  We reported net losses for the last three fiscal years, as a result of the decline in our business, and expect to report a net loss for the 2004 fiscal year.  In addition, our current liabilities of $13.4 million exceed our current assets of $6.1 million.

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

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until May 30, 2005, in connection with the Proposed Sale.  Our lenders are continuing to fund us.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.   We do not have a formal agreement with our other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In March 2004, we completed the sale of Preferred Stock, as described above.  The sale generated net proceeds to us of approximately $1.9 million.  This capital was used for general working capital purposes and to purchase certain assets of MRN.

If the Proposed Sale is consummated based on its current terms (see Note 8 to the condensed consolidated financial statements), it would provide us with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities of the purchaser may be used to redeem a portion of the Preferred Stock.  While a definitive agreement was signed in February 2005, we cannot assure you that all the conditions necessary to close the Proposed Sale will occur.  The agency involved in the Proposed Sale is primarily involved in information technology temporary and contract staffing and represents approximately 60% of our temporary and contract staffing revenue for the six months ended June 30, 2004.

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

Goodwill, Non-Compete Agreements and Property and Equipment

These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of their value.  We may also determine that the lives being used to amortize property and equipment do not reflect actual usage of these assets and may adjust their lives accordingly.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of this statement will have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected.  Such risks and uncertainties include, among other things, those described herein and in the “Risk Factors” section and elsewhere in our Form 10-K for the year ended December 31, 2003, which should be read in conjunction with this Form 10-Q for the quarterly period ended June 30, 2004.  Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on its line of credit borrowings.  The factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of the accounts receivable accepted.  The Company has no material cash equivalent investments so its interest income is not materially impacted by changes in interest rates.  The line of credit is based on prime so that a 1% increase in the prime rate would have an approximate $6,000 impact on our interest expense each quarter based on the average amount borrowed on that line of credit during the quarter ended June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Except as discussed below, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating, processing, recording and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

In response, the Company conducted a verification of all sales immediately preceding and following the end of the first quarter of 2003 and year end 2003.  The Company also performed a cash collection review to insure that all sales booked were valid.  Additionally, the Company analyzed the trends related to billing and collections during and subsequent to the second quarter of 2003, noting a higher than expected variability in the first quarter when compared to the rest of the year, hence additional scrutiny was placed on the first quarter revenue recognition.  The Company changed its internal control procedures related to this issue during the first quarter of 2004 and believes these procedures are adequate at June 30, 2004.

In addition, the Company contacted recipients of certain derivative securities awards to verify the terms of their grants.  The Company is in the process of changing its procedures related to these awards.

The Company had to amend its first quarter 2004 filing on Form 10-Q with the Securities and Exchange Commission.  The amendment corrected certain errors in the previously filed statement.  These errors were discovered during a review of certain accounts after the first quarter report was issued.  These problems were primarily caused by personnel turnover and outside consultant advice received during a portion of the year.  The Company corrected these accounts for the remainder of the year and believes that going forward it has established procedures to address these errors.  Also, the Company no longer uses the services of the consultants associated with these errors.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarterly period ended June 30, 2004.  Except for the review and any resulting corrective measures referred to above, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants

During the quarter ended June 30, 2004, J. Michael Moore exercised warrants to purchase 900,000 shares of common stock at an exercise price of $0.16 and 425,000 shares of common stock at an exercise price of $0.19.  The proceeds of $224,750 to fund these exercises were applied against the outstanding balance of the notes payable to Mr. Moore (see Note 6 – Debt).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Cumulative dividends due on the Company’s Series A convertible preferred stock, par value $10, have not been declared or paid for the period from date of issuance through December 31, 2004.  The arrearage amounts to $0.786 per share of preferred stock outstanding or approximately $167,000.

The Company has been in default under its factoring facility with Wells Fargo Business Credit since June 2004.  Wells Fargo has continued to fund under that facility even though the Company is in technical default.  The Company had signed a Forbearance Agreement in July 2004, which was amended and extended in October 2004, which expired January 27, 2005, with Greenfield Commercial Credit, whereby they waived the default under their line of credit facility.  The Company has entered into a second amendment with this lender that acknowledges the extended subordination agreement with the IRS.

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

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)                                 Reports on Form 8-K

During the three months ended June 30, 2004, the Company filed the following  Current Reports on Form  8-K:

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

The following Current Reports on Form 8-K were filed following June 30, 2004 up to the date of this filing:

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

Current Report on Form 8-K dated August 5, 2004, filed August 6, 2004, announcing the return of J. Michael Moore from his medical leave.

Current Report on Form 8-K dated August 27, 2004, filed September 8, 2004, announcing that the registrant was informed by the American Stock Exchange that it would be seeking delisting of the stock.  The registrant has appealed this decision.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
Michael C. lee
May 13, 2005		Vice President, Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)