Form 10-Q
period 2004-09-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-05-13
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Table of Contents

Diversified Corporate Resources, Inc.

Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures

Part II – Other Information

Item 3. Defaults under Senior Securities
Item 5. Other Information
Item 6. Exhibits
Signatures

Part l.  Financial Information

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,
	2004	2003

Net service revenues:
Direct placement services	$2,580	$2,305
Temporary and contract staffing services	8,876	11,119
	11,456	13,424

Direct cost of temporary and contract staffing services	7,015	9,536

Gross profit	4,441	3,888
Operating expenses:
Selling expenses	2,273	2,308
General and administrative expenses	2,635	2,068
Stock-based employee compensation	30	—
Depreciation and amortization	95	192
	5,033	4,568
Other expense items:
Interest expense, net	459	259

Net loss	(1,051)	(939)
Cumulative preferred stock dividends earned but not declared	(53)	—
Net loss applicable to common stockholders	$(1,104)	$(939)

Net loss per share applicable to common stockholders – basic and diluted	$(0.21)	$(0.31)

Weighted average common shares outstanding – basic and diluted	5,354	3,035

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Nine months ended September 30,
	2004	2003

Net service revenues:
Direct placement services	$6,564	$6,527
Temporary and contract staffing services	26,937	31,826
	33,501	38,353

Direct cost of temporary and contract staffing services	21,670	26,410

Gross profit	11,831	11,943
Operating expenses:
Selling expenses	6,366	6,372
General and administrative expenses	8,693	6,098
Stock-based employee compensation	153	—
Depreciation and amortization	351	694
	15,563	13,164
Other expense items:
Interest expense, net	1,151	686
Gain on extinguishment of debt	(222)	—
Other expense	—	25
	929	711
Net loss	(4,661)	(1,932)
Accretion of discount on preferred stock	(448)	—
Cumulative preferred stock dividends earned but not declared	(114)	—
Net loss applicable to common stockholders	$(5,223)	$(1,932)

Net loss per share applicable to common stockholders – basic and diluted	$(1.10)	$(0.67)

Weighted average common shares outstanding – basic and diluted	4,759	2,867

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4	$163
Trade accounts receivable, less allowance for doubtful accounts of $325 and $296, respectively	6,503	6,269
Other current assets	303	110
Total current assets	6,810	6,542
Property and equipment, net	435	688
Other assets:
Intangibles, net	7,646	7,070
Receivables from affiliates	328	857
Other	160	211
Total Assets	$15,379	$15,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Trade accounts payable and accrued expenses	$10,286	$6,855
Obligations not liquidated because of outstanding checks	520	1,072
Borrowings under line of credit agreement	2,207	—
Factoring liability	1,381	3,885
Other debt, including current maturities of long-term debt	580	1,236
Current maturities of capital leases	44	79
Total current liabilities	15,018	13,127
Deferred lease rents	491	398
Capital lease obligations, net of current maturities	66	69
Long-term debt, net of current maturities	67	—
Total liabilities	15,642	13,594
Commitments and contingencies	—	—

Stockholders’ equity (deficiency)
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued in 2004	448	—
Common stock, $0.10 par value, 10,000 shares authorized; 5,714 and 4,329 shares issued, respectively	572	433
Additional paid-in capital	15,727	13,242
Retained deficit	(15,888)	(10,779)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivable related to stock issued	(215)	(215)
Total stockholders’ equity (deficiency)	(263)	1,774
Total Liabilities and Stockholders’ Equity (Deficiency)	$15,379	$15,368

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Nine months ended September 30,
	2004	2003
Cash flow from operating activities:
Net loss	$(4,661)	$(1,932)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	351	694
Loss on disposal of assets	—	25
Gain on extinguishment of debt	(222)	—
Provision for allowances	29	(27)
Deferred lease rents	93	93
Accretion of interest on debt	7	9
Value of warrants issued	162	—
Value of stock-based employee compensation	153	—
Changes in operating assets and liabilities
Accounts receivable	158	(1,695)
Accounts receivable from affiliates	30	—
Prepaid and other assets	(167)	18
Trade accounts payable and accrued expenses	3,418	730
Cash used in operating activities	(649)	(2,085)
Cash flows from investing activities:
Capital expenditures	(37)	(120)
Business acquisition costs	(207)	—
Cash used in investing activities	(244)	(120)
Cash flows from financing activities:
Issuance of common stock	15	90
Issuance of preferred stock, net of issue costs	1,920	—
Additional short-term borrowings	350	—
Borrowings from related party	138	—
Repayment of debt to related party	(200)	—
Net borrowings on revolving line of credit	2,207	1,499
Net repayments under factoring arrangement	(2,504)	—
Obligations not liquidated because of outstanding checks	(552)	586
Principal payments under debt obligations	(576)	(97)
Principal payments under capital lease obligations	(64)	(43)
Cash provided by financing activities	734	2,035
Change in cash and cash equivalents	(159)	(170)
Cash and cash equivalents at beginning of year	163	170
Cash and cash equivalents at end of period	$4	$0

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

The Company’s condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Trade Accounts Receivable:  Trade accounts receivable are reported in the consolidated balance sheet at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at September 30, 2004 and December 31, 2003 include approximately $800,000 and $380,000, respectively, of unbilled receivables.  The Company generally does not charge interest on past due balances.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  Management believes no impairment of its long-term assets existed at September 30, 2004.

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

Advertising Costs:  Advertising costs are expensed as incurred.  For the nine months ended September 30, 2004 and 2003, advertising expenses were approximately $221,000 and $258,000, respectively.

Stock-Based Compensation:  In the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, using the modified prospective method as permitted under SFAS No. 148, effective as of January 1, 2003.  As a result, for the three and nine months ended September 30, 2004, the compensation cost recognized for stock-based employee compensation is the same as that which would have been recognized if the Company had used the fair value based recognition provisions of SFAS No. 123 for all employee awards granted, modified or settled after December 31, 1994.  The results for years prior to fiscal 2003 have not been restated.  The first three quarterly periods for fiscal 2003 were also not restated.

Under the fair value method of recognizing stock-based employee compensation, compensation cost is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued during the nine months ended September 30, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the nine months ended September 30, 2004 was approximately $1.14 per share and during the nine months ended September 30, 2003 was approximately $0.27 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	107.01%	99.31%
Risk-free interest rate	3.08%	3.00%
Expected option lives	3.7 years	4.0 years

The Company recognized stock-based employee compensation expense of approximately $153,000 for the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003, respectively, as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share amounts)	2004	2003	2004	2003
Net loss as reported	$(1,051)	$(939)	$(4,661)	$(1,932)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	30	—	153	—
Less: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(30)	(51)	(153)	(162)
Pro forma net loss	$(1,051)	$(990)	$(4,661)	$(2,094)

Basic and diluted loss per share applicable to common stockholders	$(0.21)	$(0.33)	$(1.10)	$(0.73)

Loss per share:  The net loss applicable to common stockholders was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,429,402 shares of common stock and warrants to purchase 1,508,495 shares of common stock in 2004, and options to purchase 1,496,664 shares of common stock and warrants to purchase 2,983,590 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  The Company adopted SFAS No. 123 in the fourth quarter of fiscal 2003, effective January 1, 2003, using the modified prospective method allowed in the revised statement.  However, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date of the revised statement and recognize the change in income as a cumulative change in accounting principle.  The impact of the adoption of this statement is not expected to be material.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues between 2000 and 2003 declined approximately 37.6%.  Revenues have continued to decline in the current fiscal year.  The Company reported net losses for the three years ended December 31, 2003, as a result of the decline in its business, and expects to report a loss for the current fiscal year.  In addition, the Company’s current liabilities of $15.0 million exceed its current assets of $6.8 million.

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

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable.  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until May 30, 2005, in connection with the Proposed Sale as discussed below.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  The Company has not entered into a formal agreement with the other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 4).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resource Network, Inc. (see Note 3).  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to overcome this.

The Company signed a definitive agreement with Axtive Corporation, Inc. (“Axtive”) regarding the sale of substantially all of the assets of one of its agencies, Datatek, headquartered in Phoenix, Arizona (the “Proposed Sale”) in February 2005.  If the Proposed Sale is consummated based on its current terms (see Note 8), it would provide the Company with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities may be used to redeem a portion of the preferred stock issued in 2004.  Because there are several conditions to closing, the Company cannot be assured that the Proposed Sale will occur.  The unit to be sold represented approximately 59% and 77% of our temporary and contract staffing revenue for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively.

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

The following table presents the unaudited pro forma results of operations for the nine months ended September 30, 2004, assuming that the purchase of MRN’s assets occurred on January 1, 2004:

($ in thousands, except per share amounts)	As reported	Pro forma
Revenues	$33,501	$33,928
Net loss	$(4,661)	$(4,587)
Net loss applicable to common stockholders	$(5,223)	$(5,149)
Net loss per share – basic and diluted	$(1.10)	$(1.08)

The following table presents the unaudited pro forma results of operations for the three and nine months ended September 30, 2003, assuming that the purchase of MRN’s assets occurred on January 1, 2003:

	Three and nine months ended September 30, 2003
	As reported		Pro forma
($ in thousands, except per share amounts)	Three months	Nine Months	Three months	Nine months
Revenues	$13,424	$38,353	$14,306	$41,558
Net loss	$(939)	$(1,932)	$(1,030)	$(2,296)
Net loss per share – basic and diluted	$(0.31)	$(0.67)	$(0.34)	$(0.80)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  The pro forma results of operations for the three months ended September 30, 2004 are not shown as the results of MRN have been included for the entire period.  The Company estimated the revenue and net loss of MRN would be $882,000 and $91,000, respectively, for the period from July 1, 2003 to September 30, 2003.  The Company estimated the revenue and net loss of MRN would be $3,205,000 and $364,000, respectively, for the period from January 1, 2003 to September 30, 2003.  These amounts are based on records provided to the Company by MRN, which have not been audited or tested for accuracy, adjusted for expenses paid on MRN’s behalf by the Company and for amortization of acquired intangibles.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The amount of dividends earned but not declared for the nine months ending September 30, 2004 was $113,504 or $0.536 per share of Preferred Stock outstanding.

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

The following table reflects the computation of the carrying value of the Preferred Stock since its issuance:

Cash received – for 211,875 shares of preferred stock issued	$2,098,750
Less: expenses related to preferred stock issuance	(203,295)
value of warrants issued	(1,447,094)
Carrying value of preferred stock before value of embedded conversion feature	448,361
Less: value of embedded conversion feature	(448,361)
Net carrying value of preferred at date of issue	—
Amortization of discount on preferred stock since issuance	448,361
Carrying value of preferred stock at September 30, 2004	$448,361

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

NOTE 5 - LINE OF CREDIT AND FACTORING FACILITIES

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo a fee of 1.1% of the gross face amount of each eligible invoice for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility for the three and nine months ended September 30, 2004 was approximately $1,381,000 and $2,263,000, respectively.  The average interest rate on these borrowings for the three and nine months ended September 30, 2004 was 30.8% and 24.3%, respectively.  The increase in the interest rate related to the additional 1% fee imposed by Wells Fargo starting in June 2004 (see below).  The maximum and minimum amounts borrowed were $5,541,000 and $1,141,000, respectively, for the nine months ended September 30, 2004.

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

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee incurred on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility for the three and nine months ended September 30, 2004 were approximately $2,133,000 and $2,342,000, respectively.  The average interest rate, including the unused line of credit fee and other fees, for the three and nine months ended September 30, 2004 was $18.3% and 16.8%, respectively.  The maximum and minimum amounts borrowed were $3,228,000 and $1,482,000, respectively, for the nine months ended September 30, 2004.  In addition, the Company incurred fees of approximately $340,000 for the nine months ended September 30, 2004.  Of these fees, approximately $242,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

As a result of our non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company incurred approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company incurred $50,000 in fees for the amended agreement.  The Amended Forbearance Agreement has not been renewed, but Greenfield continues to fund the Company under its line of credit.  On March 12, 2005, the Company entered into the Second Amendment to the Loan and Security Agreement with Greenfield which acknowledges that the Company has extended the subordination of its lien with the IRS for the payment of the past due taxes; extends the maturity date of the line of credit to March 12, 2006; and amends the borrowings on direct placement revenues to 35% of net availability subject to a cap of $1,250,000.  The Company incurred $200,000 in fees for the amended agreement.

NOTE 6 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the nine months ended September 30, 2004 and 2003:

($ in thousands)	2004	2003
Interest paid	$1,113	$984
Income taxes paid	—	—
Non-cash transactions for investing and financing activities:
Assets acquired under capital leases	37	24
Accretion of discount on preferred stock	448	—
Value of warrants issued in private placement to agents or advisors	1,447	—
Value of preferred stock issued to agent in private placement	20	—
Warrants exercised by reduction in debt due to holder of the warrant	225	—
Acquisition of certain assets of MRN:
Net assets acquired	282	—
Value of warrants issued to stockholders of MRN	174	—

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accrued expenses and debt:

Other current assets

	September 30,	December 31,
($ In Thousands)	2004	2003
Prepaid insurance	$116	$53
Prepaid software licenses	28	12
Other prepaid expenses	35	27
Debt origination costs	124	18
Total other current assets	$303	$110

Property and equipment

	September 30,	December 31,
($ In Thousands)	2004	2003
Computer equipment and software	$3,858	$3,807
Furniture and equipment	1,096	1,080
Leasehold improvements	120	114
	5,074	5,001
Less accumulated depreciation and amortization	(4,639)	(4,313)
Property and equipment, net	$435	$688

The unamortized balance of assets under capital leases was approximately $100,000 and $114,000 at September 30, 2004 and December 31, 2003, respectively.  These assets are included in computer equipment.

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

	September 30,	December 31,
($ in Thousands)	2004	2003
Non-compete agreement for Datatek acquisition	$50	$50
Contracts and non-compete agreements of MRN	25	—
Total	75	50
Accumulated amortization	(60)	(38)
Net carrying amount	$15	$12

The increase from December 31, 2003 to September 30, 2004 represented the non-compete agreements and contracts acquired in the MRN acquisition (see Note 3), which are being amortized over a one year period.  The estimated amortization expense for the remaining life of the intangibles subject to amortization is as follows: 2004 - $9,000 and 2005- $6,000.

Goodwill

The change in goodwill for the nine months ended September 30, 2004 is as follows:

($ In Thousands)
Balance at the beginning of the year	$7,058
Goodwill acquired during period	573
Balance at the end of the period	$7,631

The addition to goodwill during 2004 related to the acquisition of the assets of MRN (see Note 3).

Long-term assets

Other assets consist primarily of deposits of $160,000 and $182,000 at September 30, 2004 and December 31, 2003.  Receivables from affiliates consisted of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, of $328,000 at September 30, 2004 and $358,000 at December 31, 2003.  The remaining balance of receivables from affiliates at December 31, 2003 of $499,000 was the amount due from MRN for services provided to them during 2003.  The assets of MRN were acquired in February 2004 (see Note 3).

Trade accounts payable and accrued expenses

	September 30,	December 31,
($ In Thousands)	2004	2003
Trade accounts payable	$2,454	$1,603
Accrued expenses	2,178	1,561
Accrued compensation	1,966	3,127
Accrued payroll expense	3,688	564
Total accounts payable and accrued expenses	$10,286	$6,855

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  The increase in accrued payroll expense primarily represents the non-payment of payroll tax liabilities due the IRS.  Penalties and interest accrued at September 30, 2004 on the past due taxes of approximately $551,000 are included in accrued expenses.

Debt

	September 30,	December 31,
($ In Thousands)	2004	2003
Minimum deferred payment obligations:
Texcel acquisition	$269	$729
Datatek acquisition	—	205
Notes payable resulting from MRN acquisition	113	—
Notes payable – short-term at 12%	250	—
J. Michael Moore promissory notes	15	302
	647	1,236
Less short-term debt and current maturities	(580)	(1,236)
Total long-term debt	$67	$—

Additions to debt during 2004 included (i) the acquisition of MRN (see Note 3) and (ii) amounts borrowed on a short-term basis from the James R. Colpitt Trust at 12% interest, which were used to provide liquidity for short periods of time.  In addition, Mr. Moore loaned additional funds to the Company for short periods of time at 10% interest to provide additional liquidity.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll (see Note 2).  Until the past due balance is repaid and our negotiations with the IRS are complete, the Company is unable to estimate the total amount of penalties and interest it will pay.  At September 30, 2004, the Company had approximately $551,000 in penalties and interest accrued for the past due payroll taxes.  Since entering into the subordination agreement with the IRS (see Note 2), the Company has paid all federal payroll taxes due after that date on a timely basis.  If the Company does not timely pay all payroll taxes, the subordination agreement will be terminated and our senior lenders will not continue to fund the Company.

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At September 30, 2004, approximately $45,000 of contributions to the 401(k) plan had not been paid for the period from August 2004 to September 30, 2004.  At December 31, 2004, approximately $132,000 was unpaid for the period from August through December 2004.  There may also be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at September 30, 2004 was approximately $16,000 for contributions from May 2004.  At December 31, 2004, amounts due from May 2004 through December 2004 of approximately $24,000 had not been paid.  There may also be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

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

Colpitt Notes

During the 4th quarter of 2004 and the 1st quarter of 2005, the James R. Colpitt Trust (“Colpitt Trust”) entered into three separate loan agreements with the company.  The first agreement was a $550,000 participation agreement in the Greenfield Line of Credit and was effective November 2, 2004.  This loan bears interest at the rate of prime plus 8%.  The second note agreement for $175,000 was dated January 3, 2005, and bears interest at the rate of 12% per year.  The third agreement was a $1 million line of credit and was dated March 1, 2005.  This line of credit bears interest at the rate of 12% per year.  A $2,000 origination fee was paid upon establishing this line of credit.  For each draw on the line of credit, the Company shall issue a warrant to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such funding.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms above.  Future advances under the line of credit are contingent upon (i) the lender’s receipt of any financial information of the Company reasonably requested by the lender, and (ii) the lender’s determination, in its sole but reasonable discretion, that the Company’s financial condition has not declined materially from the date of the agreement.  Therefore, the Company can give no assurance that it will be able to borrow any additional amounts under this line of credit.

In consideration for the $550,000 participation agreement, warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.96 were issued to the Colpitt Trust and its agent in the 3rd and 4th quarter of 2004.  In consideration for the $175,000 promissory note, warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 were issued to the Colpitt Trust and its agent in January 2005.  In accordance with the $1 million line of credit agreement, warrants to purchase 137,500 shares of common stock at an exercise price of $0.27 and warrants to purchase 68,750 shares of common stock at an exercise price of $0.12 were issued to the Colpitt Trust in March and April 2005 in connection with borrowings on the line of credit.

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

SEPTEMBER 30, 2004

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

These strategic changes included reducing our fixed costs to be more in line with our new revenue model, with targeted gross margins in the 30 - 40% range.  In order to obtain this target, management believes we need to maintain the direct placement component of revenues at 21% to 25% of total revenue.  We have been able to increase direct placement revenues have from about 17% of total revenues in 2003 to about 19.6% of total revenues for the nine months ended September 30, 2004; however, this is still below our target.  Since the direct placement business has higher gross margins, the lower mix of direct placement revenue had an adverse impact on our operating results.  Management has also reduced general and administrative expenses in prior years through consolidation of office space, the closing of under-performing offices and agencies, a reduction in personnel, and other cost-cutting measures.  These cost cutting measures helped to offset lower margins as a result of the lower direct placement revenue.  Although general and administrative expenses have decreased from $3.3 million in the 1st quarter to $2.8 million in the 2nd quarter to $2.6 million in the 3rd quarter, they have still increased as compared to the prior year, and we expect that general and administrative expenses will continue to be higher than in the prior year for the remainder of the fiscal year.  Contributing to this increase has been higher expenses related to being public which are fixed and can only be supported through higher revenues.

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

In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis.  Since severance pay was offered in association with layoffs that occurred in the 3rd quarter and some phases of the restructuring occurred in later periods, the primary effects of the cost savings will not be noticeable until later filings.  Every office and agency of the Company was evaluated resulting in:  (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures.  We believe that a notable improvement will be seen in our operating expenses for the 1st quarter of 2005.  All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital.  However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

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

In February 2005, we signed a definitive agreement to sell to Axtive Corporation, Inc. (“Axtive”) substantially all of the assets of one of our agencies, Datatek, headquartered in Phoenix, Arizona (the “Proposed Sale”).  If the Proposed Sale is consummated under its current terms (see Note 8 in the condensed consolidated financial statements), it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that the Proposed Sale will reduce our exposure to the information technology industry and allow us to diversify our sources of revenue.  The Proposed Sale will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue (approximately 59% of our temporary and contract staffing revenue at September 30, 2004), which will have a negative impact on our ongoing financial condition.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

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

RESULTS OF OPERATIONS

The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference
For the three months ended September 30,
Direct placement services	$2,580	$2,305	$275
Temporary and contract staffing services	8,876	11,119	(2,243)
Total net service revenues	11,456	13,424	(1,968)

Direct costs of temporary and contract staffing	7,015	9,536	(2,521)
Gross profit	$4,441	$3,888	$553

For the nine months ended September 30,
Direct placement services	$6,564	$6,527	$37
Temporary and contract staffing services	26,937	31,826	(4,889)
Total net service revenues	33,501	38,353	(4,852)

Direct costs of temporary and contract staffing	21,670	26,410	(4,740)
Gross profit	$11,831	$11,943	$(112)

For the three months ended September 30, 2004, net service revenues decreased $1,968,000, or 14.7%, to $11,456,000 compared to $13,424,000 for the three months ended September 30, 2003.  Revenues from temporary and contract staffing decreased $2,243,000, or 20.2%, while direct placement revenue increased $275,000, or 11.9%.  For the nine months ended September 30, 2004, net service revenues decreased $4,852,000, or 12.7%, to $33,501,000 compared to $38,353,000 for the nine months ended

September 30, 2003.  Revenues from temporary and contract staffing decreased $4,889,000, or 15.4%, while direct placement revenue increased $37,000, or 0.6%.  The significant decrease in temporary and contract staffing revenue as compared to the prior year was primarily due to a major contract staffing project that began before 2003 that was completed by the third quarter of 2004.  Revenues from this contract were approximately $2,833,000 and $5,305,000 less for the three and nine month periods, respectively, than in the same periods of the prior year.  Direct placement revenue started to show an increase compared to the prior year during the third quarter, although the trend may not continue.  Direct placements for the 4th quarter of 2004 increased slightly over the prior year while direct placements for the 1st quarter of 2005 decreased as compared to the 1st quarter 2004 amount.  It is too early to determine whether this will remain the trend for 2005.

The percentage of direct placement revenue to total revenue has increased, with direct placements in the 22% to 20% range for the three and nine months ending September 30, 2004, respectively, compared to the 17% range for both the three and nine months ended September 30, 2003.  This is the result of the increase in direct placement revenue combined with a significant decrease in the temporary and contract staffing revenue compared to the prior year.  However, we believe that the Company must continue to seek to maintain a target ratio where direct placement revenues represent at least 21% of total revenues without losing temporary and contract revenue in order to achieve profitability.  We believe that this is attainable as the job market improves, which should allow our direct placement business to continue to recover.  We believe that achieving the higher level of direct placements represents a more desirable balance between our contract business, which leverages well, and our direct placement business, which generates much higher margins and cash flow.

For the three months ended September 30, 2004, gross profit increased by $553,000, or 14.2% compared to the prior year.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues increased from 2003 to 2004, our gross profit registered a corresponding $275,000 increase for the three months as well.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Margins on temporary and contract staffing on the other hand can range anywhere from 6% to 36% depending on our level of overall involvement in the contract.  Our gross margin on our temporary and contract staffing business also increased for the three months ended September 30, 2004 to 21.0% from 14.2% in 2003.  This increase reflects the mix of businesses we provided services to for that quarter and may not continue as this level in future quarters.  In addition, overall gross profit for the three months ended September 30, 2004, as a percentage of net service revenues, increased to 38.8% from 29.0%, due to the increase in the percentage of direct placements as a total percentage of revenue as well as from the improvement in gross margin for temporary and contract staffing.  At this time, the Company is not sure that these favorable trends will continue into 2005.

For the nine months ended September 30, 2004, gross profit decreased by $112,000, or 0.9% compared to the prior year.  When direct placement revenues increased from 2003 to 2004, our gross profit registered a corresponding $37,000 increase for the nine months as well.  Our gross margin on our temporary and contract staffing business also increased for the nine months ended September 30, 2004 to 19.6% from 17.0% in 2003.  In addition, overall gross profit for the nine months ended September 30, 2004, as a percentage of net service revenues, increased to 35.3% from 31.1%, due to the increase in the percentage of direct placements as a total percentage of revenue as well as from the improvement in gross margins for temporary and contract staffing.  The improvement for the nine months is greatly the result of the third quarter improvements noted above.  Whether the Company can sustain these improvements throughout 2005 is subject to many factors, some of which are beyond the Company’s control.  The Proposed Sale, if consummated, will lead to a higher percentage of direct placement revenue to total revenue and should lead to higher gross margins.  However, the decrease in gross profit will be significant and will cause our losses to increase, as discussed below.

The agency involved in the Proposed Sale specializes in IT contract staffing and accounted for approximately 59% of our total temporary and contract staffing revenue for the nine months ended September 30, 2004.  The Proposed Sale will result in a significant decrease in our revenues.  The gross profit on their sales during the nine months ended September 30, 2004 was approximately 14.8%.  As a result, we will have less gross profit available to cover our operating expenses.  While a portion of our operating expenses will also be reduced, they will not decrease in proportion to the revenues lost.  In addition, we expect that the Proposed Sale will impact our interest expense as we will not be financing their receivables, which represent approximately 29% of total receivables at September 30, 2004.  While the sale will correct our liquidity problems in the short-term, we will have to either reduce overhead costs or replace the revenue to return to profitable operations.

Operating expenses

Operating expenses amounted to $5,033,000 for the three months ended September 30, 2004, an increase of $465,000, or 10.2%, as compared to the three months ended September 30, 2003.  Operating expenses for the three months ended September 30, 2004, included $2,273,000 of selling expenses, a decrease of $35,000, or 1.5%, as compared to $2,308,000 for the three months ended September 30, 2003.  The decrease was due primarily to a reduction in managers and counselors salaries and bonuses in the third quarter of 2004 compared to the same quarter in 2003.  General and administrative expenses increased by $567,000, or 27.4%, as compared to the previous year.  The increase was due to an increase of $210,000 in charges for professional services, a $341,000 increase in insurance expense, an increase of $194,000 in penalties and fees, an increase in public relations expense of $18,000 and a decrease of $196,000 in other expenses.

We recorded a non-cash stock-based employee compensation charge of approximately $30,000 for the three months ended September 30, 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $95,000 as compared to $192,000 for the three months ended September 30, 2004 and 2003, respectively.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

Operating expenses amounted to $15,563,000 for the nine months ended September 30, 2004, an increase of $2,399,000, or 18.2%, as compared to the nine months ended September 30, 2003.  Operating expenses for the nine months ended September 30, 2004, included $6,366,000 of selling expenses as compared to $6,372,000 for the nine months ended September 30, 2003.  This reflects that the level of direct placement sales has remained about the same for the nine month periods in both years.  General and administrative expenses increased by $2,595,000, or 42.6%, as compared to the previous year.  The increase was due to an increase of $957,000 in charges for professional services, an increase in rent expense of $125,000, a $914,000 increase in insurance expense, an increase of $479,000 in penalties and fees, an increase of $160,000 in public relations expense and a decrease of $40,000 in other expenses.

We recorded a non-cash stock-based employee compensation charge of approximately $153,000 for the nine months ended September 30, 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation in the fourth quarter of the prior year.  There was no similar expense in the prior year.  Depreciation and amortization expense decreased to $351,000 as compared to $694,000 for the nine months ended September 30, 2004 and 2003, respectively.  The decrease is primarily the result of the decrease in our property and equipment since the prior year.

The increase in professional services arose from increased expenses relating to the preparation of the 2003 audited financial statements.  The increase in insurance expense related primarily to medical benefits to employees, higher directors & officers insurance, and new nursing professional liability expenses related to the acquisition of MRN.  We have experienced a growth in the number of employees covered under our medical plan as well as an increase in the average claim per person; since we are self-insured, these increases have had a dramatic impact on our insurance expense.  The increase in penalties was due to payroll taxes that had not been remitted on a timely basis.  Management believes that expenses related to these categories will continue to compare unfavorably to the prior year for the remainder of the current year, but a majority of the increase will be limited to 2004 and not carry forward.  The Proposed Sale would reduce our expenses once the sale is effective.

Other expense items

For the three months ended September 30, 2004, net interest expense increased by $200,000 to $459,000, due primarily to an increase in our borrowing costs and other fees.  For the nine months ended September 30, 2004, net interest expense increased by $465,000 to $1,151,000.  The increase was due primarily to the higher cost of our borrowings.  For the nine months ended September 30, 2004, we had a gain on the extinguishment of a debt related to the purchase of one of our agencies.  For the nine months ended September 30, 2003, the Company had a loss on the sale of fixed assets of $25,000.

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the current or prior year due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  For the nine months ended September 30, 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain remote contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued from the issue date to September 30, 2004.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at September 30, 2004 was $4,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash provided by financing activities during the year totaled $734,000, resulting primarily from the issuance of preferred stock in March 2004, partially offset by a decrease in debt and a decrease in obligations not liquidated because of outstanding checks during the period.  Cash used by investing activities of $244,000 represented funds used in the acquisition of certain assets of MRN of $207,000 and capital expenditures of $37,000.  Cash used by operating activities was $649,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues by December 31, 2003 had declined approximately 37.6% from levels achieved in 2000.  Our revenues continued to decline during the nine months ended September 30, 2004.  We reported net losses for the last three fiscal years, as a result of the decline in our business, and expect to report a net loss for the 2004 fiscal year.  In addition, our current liabilities of $15.0 million exceed our current assets of $6.8 million.

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

If the Proposed Sale is consummated based on its current terms (see Note 8 to the condensed consolidated financial statements), it would provide us with cash and securities of the purchaser.  The cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  The securities of the purchaser may be used to redeem a portion of the Preferred Stock.  While a definitive agreement was signed in February 2005, we cannot assure you that all the conditions necessary to close the Proposed Sale will occur.  The agency involved in the Proposed Sale is primarily involved in information technology temporary and contract staffing and represents approximately 59% of our temporary and contract staffing revenue for the nine months ended September 30, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005.  We adopted SFAS No. 123 effective January 1, 2003, using the modified prospective method allowed in the revised statement.  However, we do not recognize forfeitures until they occur.  Therefore, we will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date of the revised statement and recognize the change in income as a cumulative change in accounting principle.  The impact of the adoption of this statement is not expected to be material.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected.  Such risks and uncertainties include, among other things, those described herein and in the “Risk Factors” section and elsewhere in our Form 10-K for the year ended December 31, 2003, which should be read in conjunction with this Form 10-Q for the quarterly period ended September 30, 2004.  Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on its line of credit borrowings.  The factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of the accounts receivable accepted.  The Company has no material cash equivalent investments so its interest income is not materially impacted by changes in interest rates.  The line of credit is based on prime so that a 1% increase in the prime rate would have an approximate $6,000 impact on our interest expense each quarter based on the average amount borrowed on that line of credit during the quarter ended September 30, 2004.

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

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the

Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarterly period ended September 30, 2004.  Except for the review and any resulting corrective measures referred to above, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third and fourth quarters of fiscal 2004, the Company issued warrants for a total of 350,000 shares of common stock to the Colpitt Trust and its agents in connection with certain short-term loans made to the company (see Notes 6 and 8 to the financial statements).  These warrants have an exercise price of $0.96 per share and a term of three years.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

(b)                                 Reports on Form 8-K

During the three months ended September 30, 2004, the Company filed the following Current Report on Form 8-K:

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

The following Current Reports on Form 8-K were filed following September 30, 2004 up to the date of this filing:

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