Form 10-K
period 2004-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-06-30
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1565578
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10670 NORTH CENTRAL EXPRESSWAY, SUITE 600

DALLAS, TEXAS 75231

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 458-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.10 par value per share	None

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

Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $2,227,000.  The amount shown is based on the closing price of such stock on June 4, 2004 ($0.96), the date trading of the Company’s stock on the American Stock Exchange was halted.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of May 31, 2005, 5,353,693 shares of the registrant’s common stock were outstanding, plus 360,559 shares of common stock are held by the registrant as treasury stock.

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

Item 1.                       Business

Diversified Corporate Resources, Inc. (the “Company,” “our,” “we,” or “us,”) is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2004, we offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

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

Temporary staffing is a service where we place personnel for a relatively short period of time, ranging from several weeks to several months, with clients seeking to satisfy a temporary increase in work volume, offset a sudden loss of personnel, or, in some cases, pre-screen for a permanent placement.  Temporary staffing orders are typically placed by one of our IT, engineering or nursing clients.  Substantially all temporary personnel placed by us become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits.

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

At the end of 2004, we operated offices in the following locations:

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

Historically, we have provided our two staffing solutions within four core industries: General Engineering and Technology (“General E&T”), Information Technology (“IT”), Biological Technologies and Pharmaceuticals (“Bio/Pharm”) and Telecommunications (other than IT-related) (“Telecom”).  In the fourth quarter of 2002, we exited the Telecom industry through the sale of our Mountain Division (“Mountain”).  Concurrently, management decided to move decisively into the healthcare industry by establishing a discreet Healthcare sector, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmaceutical specialists.  The Company added another core industry in the first quarter of 2004 with the acquisition of Medical Resources Network, Inc. which specializes in the placement of traveling nurses.  We continue to believe that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favor sustained growth and acceptable margins.  During the first quarter of 2003, we formed several new operating agencies collectively called Magic Healthcare. We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this area.  As a result, our Bio/Pharm and Nursing revenues have grown to 37.3% of our 2004 permanent placement revenues from 2.9% in 2002.  Additionally, Bio/Pharm and Nursing revenues have grown to 34.3% of our 2004 temporary/contract revenues from 0.0% in 2002.  These percentages exclude the operations of our Datatek division, as discussed below.  We continue to look for acquisitions and/or affiliations within the healthcare sector.

As of the date of this filing, the Company is in negotiations to sell its Datatek division.  See the discussion in “Business Operations” and “Discontinued Operations-Datatek” below.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets, we are accounting for this division as discontinued operations in this annual report.  The following is a breakdown of the relative percentage contributions to our gross revenue in 2004 between permanent placement and temporary and contract revenue in our core industries without the Datatek division:

	Permanent Placement	Temporary/Contract
	Gross Revenue	Gross Revenue
General E&T	40.9%	26.7%
IT	21.6%	39.1%
Bio/Pharm	36.7%	12.9%
Nursing	0.6%	21.3%
Other	0.2%	0.0%
Total	100.0%	100.0%

In addition, you should be aware that we may not be able to continue as a going concern over the next twelve months.  See the discussion in “Business Operations” below.

Business Operations

We have experienced net losses from operations since 2001.  We believe these losses were primarily the result of the effects of the recession, which began in 2000, on the employment services industry.  Although we have down-sized our operation over the last four years to try to match our overhead to our revenue, we have not been able to reduce fixed costs enough to offset lower revenue and gross profit.  The profitability of the Company is highly dependent on its direct placement sales, which only recently have started to show some improvement.  We believe that a combination of improved market conditions, restructuring of our present businesses and key acquisitions/divestitures have led to declining losses compared to the 1st quarter of 2004 and will eventually enable us to become profitable again.  There can be no assurance that our business plans will be successful.

We believe that the next twelve months will be a critical time period for the Company as we seek to return our stock to a publicly quoted status (expected in June 2005), divest certain non-core assets, and obtain additional funds through debt or equity financing.  Without obtaining additional funds through debt or equity financing or through the sale of assets, we will be unable to continue as a going concern.  See the discussion concerning our ability to continue as a going concern and our plans addressing the issue in “Liquidity and Capital Resources” in Item 7 and in the audited consolidated financial statements in Item 8 contained herein.  The inability to obtain additional funds could have a material adverse affect on us.

We have completed, and are seeking to complete, certain transactions which will partially address the going concern issues we face.

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

In the first quarter of 2004, we acquired all of the contracts and related receivables of Medical Resource Network, Inc. (“MRN”), a Southern California-based company specializing in the placement of traveling nurses.  MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to grow.  This acquisition provided us with a new core industry (Nursing) and the associated revenues from MRN represented 21.3% of total temporary and contract gross revenues for the year.

In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis.  Since severance pay was offered in association with layoffs that occurred in the 3rd quarter and some phases of the restructuring occurred in later periods, the primary effects of the cost savings will not be noticeable until later periods.  Every office and agency of the Company was evaluated resulting in:  (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures.  We believe that a notable improvement will be seen in our operating expenses for the 1st quarter of 2005.  All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital.  However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

The Company is currently in negotiations to sell one of its wholly-owned subsidiaries, Datatek Group Corporation (“Datatek”).  Datatek is primarily involved in temporary and contract staffing and represents approximately 60% of our 2004 temporary and contract staffing gross revenue.  See discussion in “Discontinued Operations - Datatek” below.

Additionally, in the 4th quarter of 2004, the Company entered into a short-term loan agreement with the James R. Colpitt Trust that was structured as a $550,000 participation loan in the Greenfield Line of Credit.  In the 1st and 2nd quarters of 2005, the Company has received additional loans from the James R. Colpitt Trust consisting of a $175,000 promissory note and a $1 million line of credit secured by certain assets of J. Michael Moore, CEO of the Company.

In the second quarter of 2005, the Company will attempt to regain its publicly traded status.  This change should increase the Company’s ability to raise capital.

We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with our capital requirements and business strategy.  There can be no assurance that we will be successful in accomplishing these objectives.

Since 2000, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For the first 21 years of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  For the 2004 fiscal year, approximately 63% of our revenues were derived from temporary and contract staffing and 37% of our revenues were generated from direct placement activities.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

Future Business Strategy

Management’s strategy going forward involves three elements: those related to our balance sheet and capitalization; those related to staffing the organization; and those related to our revenues, market presence, margins and operating metrics.

a) Balance Sheet and Capitalization

Improving our balance sheet is a priority in order to attract the additional capital needed to improve our financial viability and to allow us to implement our growth strategy (see “Revenues, Margins and Metrics” below).  As part of this process, we raised more than $2.0 million in March 2004 through the sale of convertible preferred stock.  In addition, in late 2003, a potential contingent liability, as a result of the Ditto litigation was eliminated (see Item 3 - “Legal Proceedings” below).  We believe that a sale of Datatek, as described in “Discontinued Operations – Datatek” below, will significantly improve our balance sheet by making cash available to bring a majority of our past due liabilities current and reduce our debts to third parties.  We also believe a sale will reduce our intangible assets, increase our tangible assets and reduce our total liabilities.  As a result of our improved financial condition if a sale is finalized, we should be able to enter into new credit agreements with lenders on better terms than are currently available to us.

b) Staffing and New Business Development

We are constantly seeking ways to upgrade our organization through aggressive recruitment of talented professional recruiters.  We look for individuals with strong “corporate books” of business.  We have the systems in place to track various performance metrics at the individual recruiter level.  We also monitor productivity at the agency level, the regional level and the industry level.  We endeavor for every manager to understand the interrelationship between “team building” and productivity.  Managers are instructed to assess teams and individual personalities in order to find the right combination of personalities and skill sets that will meet the client’s needs.  Corporate management tracks the organization’s macro efficiency through several key “efficiency metrics” which include: gross margin, net margin and operating income at the agency level.  Management also reviews actual and projected revenues for direct placements versus temporary and contract staffing in each of our core industries in order to determine potential gross profits and where management needs to focus its attention for future profitability.  Management believes that these metrics allow it to gauge our ability to generate cash from our core operations.  Selling and administrative expenses and other overhead costs, financing costs and other corporate activities are assessed separately and distinctly for their financial impacts.

c) Revenues, Margins and Metrics

Management believes that the worst of the recession is over.  We expect acquisitions and other business combinations to represent the bulk of our growth going forward.  During 2004, we experienced some year-over-year growth in total revenue of our existing direct placement business.  Through growth (both in the form of acquisitions and internal) we plan to seek direct placement revenues of approximately 25% of total net revenues and at least $10 million.  We also seek to grow our temporary and contract revenues to at least $30 million of total net revenues.

Management believes that profitability will depend on maintaining sufficient contract revenues to cover all fixed costs and on achieving a proper balance with direct placement revenues.  A sale of Datatek will impact our ability to cover our fixed costs but is necessary in order to allow us to improve our financial condition and to expand our business in areas where management feels margins will be better.    Therefore, we are actively seeking merger and/or acquisition candidates in our target industries that meet our goals for margins and customer quality.

Even though margins in the temporary and contract staffing business are lower than in the direct placement business, the revenue is recurring and more predictable and generates margins that help cover fixed costs.  We also have seen that as economic conditions decline, a higher mix of temporary and contract staffing revenue is essential to survival in the staffing industry; however, as the market improves, a shift to a higher mix of direct placement revenue should be implemented.  Management will, therefore, focus concurrently on its stated acquisition strategy, improving core productivity of its existing businesses, as well as our revenue mix.

To obtain greater visibility with our customers, we have also been actively seeking to be designated as an “approved vendor” with some of our larger current and prospective clients, offering to undergo the rigorous review of our processes and capabilities that such designation generally entails.  Overall, we serve our customers by maintaining and growing our database of approximately 850,000 highly specialized individuals in the technology, engineering and healthcare industries.  These individuals have skill sets to place primarily in the $50,000 - $200,000 salary range for full-time positions or approximately $50 - $175 per hour on temporary assignments.

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

Discontinued Operations – Datatek

Datatek Group Corporation (“Datatek”), a Texas corporation and wholly-owned subsidiary of the Company, derives a majority of its income from information technology contract staffing.  Datatek is based in Phoenix, Arizona and was acquired by the Company in 2000.  The Company entered into a definitive agreement with Axtive Corporation, Inc. (“Axtive”), on February 1, 2005, to purchase substantially all of the assets of Datatek for consideration consisting of up to $5,000,000 in cash, and 15,333,330 shares of Axtive common stock.  As a result, Datatek has been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.  Under this statement, the operating results of Datatek are presented separately from continuing operations in the accompanying financial statements for all periods presented.

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the asset purchase agreement.  As of the date of this filing, however, we are negotiating with other interested parties regarding the sale of Datatek.

The Company cannot provide any assurances that these negotiations will ultimately lead to a sale of the subsidiary.

Datatek represented approximately 60% of our temporary and contract staffing gross revenue in 2004.  A sale of Datatek will at least temporarily reduce our exposure to the information technology business and allow us to expand our temporary and contract staffing revenue sources in areas where management feels margins will be better.  This will also improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our immediate operating results.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.

Competition

The employment services industry is very competitive and fragmented.  There are limited barriers to entry and new competitors frequently enter the market.  A significant number of our competitors possess substantially greater resources than the Company.  Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, which range from large national companies to local employment staffing entities.  Large national companies that offer employment staffing services include the appropriate technical services, information technology and direct placement business units of Adecco SA, CDI Corp, MPS Inc., Kforce Inc., and Manpower Inc. as well as several other privately held firms.  Other companies we compete with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Robert Half International Inc., Professional Staff, PLC, Comforce Corp., Kelly Services, Inc., National Technical Systems, Inc., and TechTeam Global, Inc.  Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitors.  In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation and Administaff Inc., which also offer contract staffing services.  National and regional consulting firms also offer certain employment staffing services.  In addition, we are always exposed to the risk that certain of our current and prospective clients will decide to hire full-time employees who will provide the relevant services internally.  There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Regulation

Most states require direct placement firms to be licensed in order to conduct business or bid on certain government contracts.  Such licenses may be revoked upon material noncompliance with state regulations.  Any such revocations would have a materially adverse effect on our business within that market.  We believe that we are in substantial compliance with all such regulations and possess all licenses necessary to engage in the direct placement of personnel in the jurisdictions in which we do business.  Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel.  We do not believe that such proposals, if enacted, would have a material adverse effect on our business.

Employees

We had 147 full-time employees as of December 31, 2004.  Of these employees, 103 were personnel consultants and office managers and 44 were administrative employees located in eight offices nationwide.  We consider our relations with our employees to be good.

Additionally, we have non-permanent and contract personnel employed from time to time by our Company for placement with clients. As of December 31, 2004, we had 131 temporary and contract personnel on assignment providing staffing services to our clients.

Risk Factors

We will require additional financing to conduct our operations and fund acquisitions.

We do not currently have sufficient financial resources to fund our operations for the next twelve months without obtaining additional debt or equity funding or selling a portion of our assets.  While our lenders continue to supply our capital needs, we received a notice of default from one of our lenders and have entered into a forbearance agreement with another lender during 2004.  Our factoring and borrowing arrangements have not supplied adequate funds for our operations.  We have had to use other means to provide liquidity.

We have not paid certain vendors when due and have withheld from the IRS our employer and employee payroll taxes.  The amount of unpaid payroll taxes as of December 31, 2004 was approximately $3,558,000 plus penalties and interest.  The IRS placed a lien on the assets of two of our subsidiaries in October 2004, although that lien is currently subordinated to our senior lenders.  As part of the agreement with the IRS, we have made timely payments on all payroll taxes that arose after the date of the subordination agreement.  If we fail to maintain timely payments of all federal tax liabilities, the IRS will cancel its subordination agreement, which will cause our senior lenders to cut off our funding.  To repay the IRS, provide operating funds and continue our acquisition strategy, we need to find additional financing.  A sale of Datatek, discussed above, may provide the needed capital to bring certain obligations current.  However, due to the reduction in revenues and gross profit that Datatek has been generating, our future cash flows will be inadequate without further acquisitions or lowering our fixed costs dramatically.

Management believes that we will be able to secure other financing once a sale of Datatek takes place.  Such financing will allow us to pursue an acquisition strategy, which, when combined with improved market conditions and the restructuring of our present businesses, would eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing.  However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans.  It could also force us to seek protection under bankruptcy laws.

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

Historically, the general level of economic activity has significantly affected the demand for employment services.  As economic activity slows, the use of temporary and contract personnel tend to be curtailed before permanent employees are laid off.  The current economic downturn has adversely affected the demand for temporary and contract personnel, which in turn has had an adverse effect on our operating results and financial condition.  We expect that future economic downturns will continue to have similar effects.  In addition, the slowdown in economic activity reduces our direct placement services as well as companies do not hire new employees.  Overall, the recent economic downturn resulted in lowered demand for our services.  There can be no assurance that demand will increase with improving economic conditions.

We have experienced the economic slowdown in the IT industry that reflected the continued rationalization of excess capacity in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies.  This has reduced the demand for our services, and there can be no assurance that demand will increase with improving economic conditions.  We believe that a sale of Datatek, if consummated, will significantly reduce our exposure to the IT industry and allow us to re-evaluate our revenue sources.

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

We employ and place people in the workplaces of other businesses.  An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims.  We have policies and guidelines in place to reduce our exposure to such risks.  However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines; or other material adverse effects upon our business.  Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.  To reduce our exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft.  Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.  Our move into healthcare staffing services also exposes us to increasing litigation in this area.  In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

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

We depend upon the abilities of our staff to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect continued competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse affect on our business.

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

The top six customers of the Company are all customers of our Datatek division and they accounted for approximately 42% of our total 2004 revenue including Datatek. As such, a loss of one or more of these customers could have a material adverse impact on our business.  Our high customer concentration, combined with the inherent difficulty of adding new customers in a tough external environment, means retention of existing customers is critical.  A sale of Datatek, if consummated, will eliminate all of these top six customers.  This will mean that we must replace a significant amount of our revenue.

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

However, we have excess loss insurance coverage which currently limits our liability for one individual in any one year to $55,000. There is an aggregate limit on the excess loss coverage of approximately $1,250,000.

The Company has not made contributions to its 401(k) plan and deferred compensation plan on a timely basis.

We have not made some of our 401(k) plan contribution payments on a timely basis, which could result in penalties from the US Department of Labor.  To avoid or reduce any potential penalties, we may have to make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.  At December 31, 2004, we had not remitted approximately $132,000 of employee contributions and company matching contributions to the 401(k) plan for the period from August to December 2004.  We have also not made certain deferred compensation plan contributions on a timely basis.  At December 31, 2004, we had not remitted approximately $24,000 of employee contributions and company matching contributions.

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

The Company’s stock has limited liquidity.

Our common stock was traded on The American Stock Exchange (“AMEX”) under the symbol “HIR”. We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading until the Company had made public certain material information.  The halt in trading continued in place until November 9, 2004, when the AMEX suspending trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  Our common stock was ultimately delisted on February 9, 2005, and has since been trading sporadically on the “pink sheets” inter-dealer trading network.  As a result, until the stock begins trading on the Over The Counter Bulletin Board (“OTCBB”) electronic inter-dealer trading network, our shareholders will experience significant illiquidity.  In addition, loss of the AMEX listing has made our ability to use our common stock in acquisitions substantially more difficult.

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

We have also signed a new debt agreement with a senior lender that prevents us from paying dividends on our common stock or purchasing our own stock.

Potential increase in costs related to being a public company.

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act.  These additional costs relate to higher audit fees and legal fees we will incur as well as for the cost involved in complying with the audit of our internal controls that will be required for the 2006 fiscal year.  In addition, the audit of our 2003 and 2004 financial statements was more expensive than anticipated and included additional personnel costs and professional service fees required to complete the preparation of these financial statements and to prepare the 2004 quarterly financial statements.

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

Item 2.                       Properties

As of December 31, 2004, we leased approximately 34,000 square feet in Dallas, Texas at our corporate headquarters; the remaining term of this lease is seven years.  We also leased approximately 11,800 square feet in Houston, Texas; 3,100 square feet in Austin, Texas; 2,900 square feet in Atlanta, Georgia; 11,575 square feet in Philadelphia, Pennsylvania; 3,400 square feet in Denver, Colorado; 2,400 square feet in Phoenix, Arizona; 1,200 square feet in Palm Desert, CA; and 7,700 square feet of warehouse space in Addison, Texas.  Such leases generally range from three to five years.  The cost of all of our office leases is approximately $1.1 million per annum.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.

Item 3.                       Legal Proceedings

In 1996, as previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2003, a lawsuit was filed by Ditto Properties Company (“DPC”) against DCRI LP No. 2 (the “Ditto Litigation”).  Later, J. Michael Moore, our Chief Executive Officer, and the Company were added to the lawsuit, and we filed a counterclaim.  The lawsuit styled Ditto Properties Co. v. DCRI L.P. No. 2, Inc., et al., Adversary Proceeding No. 03-3161 included the claims asserted by DPC against the Company as well as counterclaims asserted by the Company against DPC.  In November 2003, we resolved the DPC litigation.  In a week-long trial beginning November 17, 2003, in the Bankruptcy Court for the Northern District of Texas, Dallas Division, we received a directed verdict in our favor on all counts.  A similar verdict was rendered in favor of our co-defendants including Mr. Moore.  We were not, however, granted relief on our counterclaim against DPC.  Effective January 21, 2004, DPC relinquished its appeal rights in a written statement to the Court.

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

During the year ended December 31, 2003, two actions were filed against several employees of the Company seeking to enforce certain non-compete covenants between the Company’s employees and their former employer.  In one of these actions, the Company and its Chief Executive Officer were also named as defendants.  This case, Oxford Global Resources, Inc. v. Michelle Weekley-Cessnum, et.al. Civil Action No 3:04-CV-0330-N, was filed in the United States District Court for the Northern District of Texas, Dallas Division.  The case is in its early stages, and the Company cannot determine what loss, if any, may result from the final settlement of this case.  The Company has agreed to pay the legal fees of its employees in connection with this action.

In the first quarter of 2005, a group of former employees has brought suit against the Company seeking a declaratory judgement construing their employment agreements.  The Company has brought a counterclaim against the plaintiffs, as well as a third-party petition against their current employer alleging breach of contracts and seeking to enforce various covenants of their employment agreements.  The case is in its early stages and the Company cannot determine what loss, if any, may result from the final settlement of this case.

As of December 31, 2004, we were also involved in certain other litigation and disputes. With respect to these matters, management believes the claims against us are without merit and believes that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4a                      Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                       Market Price of Registrant’s Common Stock and Related Stockholder Matters

Our common stock had been traded on the American Stock Exchange (“AMEX”) under the symbol “HIR” since September 30, 1997.  Prior to that it was traded in the over-the-counter market and listed in pink sheets under the symbol “HIRE”.  The following table sets forth the range of high and low sales prices for the common stock as reported on the AMEX for the year ended December 31, 2003, and through June 4, 2004, of fiscal year 2004. We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading in our stock until we had made public certain material information.  The trading halt continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  As a result of the trading suspension, there has been sporadic trading in our common stock on the “pink sheets” inter-dealer trading network.  The quotations for the fourth quarter 2004, as reported on MarketWatch.com, reflect inter-dealer prices, without mark-up, mark-down or commissions and may not represent actual transactions.  Our common stock was ultimately delisted on February 9, 2005, and continues to trade on the “pink sheets” inter-dealer trading network.

	2004		2003
Quarter Ended:	High	Low	High	Low
March 31	$4.50	$1.37	$0.50	$0.13
June 30	$2.80	$0.95	$1.40	$0.39
September 30	N/A	N/A	$1.10	$0.55
December 31	$0.50	$0.01	$1.85	$0.51

As of April 30, 2005, we had approximately 330 holders of record of our common stock.

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

Following is a summary of securities authorized for issuance under equity compensation plans (in thousands except per share data):

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,323	$0.94	239

Equity compensation plans not approved by security holders	—	—	—

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

During 2004, the Company issued stock options to various directors, officers, managers and employees of the Company to purchase approximately 133,000 shares of common stock, at an average exercise price of $1.15 per share.  These shares were granted under the previously approved 1998 Non-Qualified Employee Stock Option Plan and the 1998 Non-Employee Director Stock Option Plan.

In January 2004 in connection with the acquisition of MRN, the Company issued warrants for 50,000 shares of common stock to the owners of MRN with an exercise price of $0.65 per share and a term of five years.  Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2004, The Company completed the sale of 211,875 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).  The Preferred Stock has voting rights with each share of Preferred Stock having 10 votes on all matters submitted to our shareholders.  In connection with the offering, the Company issued warrants for 472,105 shares of common stock to these preferred stockholders and certain agents with exercise prices ranging from $0.80 to $3.50 per share.  These warrants have a term of three years.  Neither the issuance of the Preferred Stock nor of the warrants, or the shares to be issued upon exercise of these warrants, have been registered under the Securities Act.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

During the 2nd quarter of 2004, J. Michael Moore, Chief Executive Officer of the Company, exercised warrants to purchase 900,000 shares of our common stock at an exercise price of $0.16 per share, and exercised warrants to purchase 425,000 shares of our common stock at an exercise price of $0.19 per share.  Total proceeds to the Company of $144,000 and $80,750, respectively, were offset against an outstanding loan due to Mr. Moore.  The exercise of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

During 2004, the Company entered into consulting contracts with various parties.  As part of their compensation, they were issued warrants for a total of 137,500 shares of our common stock with exercise prices ranging from $1.38 to $1.50.  Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During 2004, the Company received a short-term loan in the aggregate principal amount of $550,000 from the James R. Colpitt Trust.  In connection with these borrowings, the Company issued warrants for a total of 350,000 shares of our common stock with an exercise price of $0.96.  Neither the issuance of these warrants, nor the shares to be issued upon exercise of these warrants, has been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.                       Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7 contained herein.

Selected Financial Operating Results for the five years ended December 31, 2004:

Years Ended December 31,	2004	2003	2002	2001	2000
(Amounts in thousands, except per share amounts)

Operating results:
Net staffing service revenue	$23,264	$18,098	$28,745	$56,264	$70,653
Gross profit	12,663	11,219	15,047	26,642	40,494
Income (loss) from continuing operations before income taxes	(7,718)	(5,749)	(6,549)	(5,141)	2,412
Income tax (benefit) expense	—	—	(30)	(894)	1,190
Income (loss) from continuing operations	(7,718)	(5,749)	(6,519)	(4,247)	1,222
Income from discontinued operations, net of income tax benefit	1,256	1,867	548	269	490
Net (loss) income	(6,462)	(3,882)	(5,971)	(3,978)	1,712
Accretion of discount on preferred stock	(448)	—	—	—	—
Cumulative preferred stock dividends earned but not declared	(166)	—	—	—	—
Net (loss) income applicable to common shareholders	$(7,076)	$(3,882)	$(5,971)	$(3,978)	$1,712

Earnings per common share:
Income (loss) from continuing operations:
Basic	$(1.70)	$(1.88)	$(2.32)	$(1.51)	$0.44
Diluted	$(1.70)	$(1.88)	$(2.32)	$(1.51)	$0.44
Income from discontinued operations:
Basic	$0.26	$0.61	$0.20	$0.10	$0.17
Diluted	$0.26	$0.61	$0.20	$0.10	$0.17
Net income (loss) applicable to common shareholders:
Basic	$(1.44)	$(1.27)	$(2.12)	$(1.41)	$0.61
Diluted	$(1.44)	$(1.27)	$(2.12)	$(1.41)	$0.61
Weighted average common shares:
Basic	4,909	3,062	2,810	2,813	2,791
Diluted	4,909	3,062	2,810	2,813	2,796

Financial Position:
Working capital (deficit)	$(8,663)	$(6,840)	$(3,116)	$(2,143)	$660
Total assets	14,520	14,825	15,230	22,951	31,811
Short-term debt and current maturities	4,670	4,995	4,638	6,010	1,278
Long-term debt	110	69	—	120	7,265
Stockholders’ equity (deficit)	(1,899)	1,774	5,147	10,981	14,829

Notes to Selected Financial Operating Results Data:

1.             2004 reflects the segregation of the Datatek division as discontinued operations in accordance with FAS 144 – Accounting for the Disposal or Impairment of Long-lived Assets.  All prior year results have been restated to conform to the current year disclosure.

2.             2003 reflects a charge of $229,000 related to stock-based employee compensation expense from the adoption of fair value accounting using the modified prospective method.  2004 reflects a charge of $184,000 for stock-based employee compensation expense.

3.             2002 reflects a loss of $1,997,000 on the sale of an agency on December 20, 2002.  Also, in 2002, there was no amortization of goodwill due to the adoption of Statement of Financial Accounting Standards No. 142.

4.             2000 results include the results from March 7, 2000 for an acquisition of an agency acquired on that date.

5.             Short-term debt and current maturities consists of the Greenfield and Wells Fargo loan balances along with the current portions of notes payable and capital leases.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Selected Financial Data in Item 6 and the audited Consolidated Financial Statements in Item 8 contained herein.

Overview

We are a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2004, we offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

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

We believe that we will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets.  See “Liquidity and Capital Resources” below for a discussion of our ability to continue as a going concern and our plans for addressing those issues.  The inability to obtain additional funds could have a material adverse affect on the Company.

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

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2004, we had largely reversed the composition of our revenues, with 63% of our revenues generated through temporary and contract staffing and 37% of our revenues from direct placement activities.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes require us to evaluate our fixed costs to be more in line with our new revenue model.  In 2004, gross margins decreased to 54% of revenues as compared to 62% of revenues in 2003.  Direct placement revenues for the year were 37% of total revenue as compared to 47% of total revenue in 2003.  General and administrative expenses increased by $3.2 million from 43% of revenues or $7.8 million in 2003, to 47% of revenues or $11.0 million during 2004.  Primary contributors to this increase were a $1.1 million increase in professional fees related to the increased audit and legal fees during 2004, with a significant amount of this expense believed to be a one-time charge; a $0.7 million increase in penalties accrued due to the late payment of taxes, also an expense believed to be a one-time charge; and a $0.6 million increase in group insurance costs due primarily to increased claims experienced in 2004 as well as the addition of new participants to the group covered by the plan related to the acquisition of MRN.  Management expects general & administrative expenses to level off to approximately 34% of revenues in the 1st quarter of 2005 as we continue to work on cost cutting measures and consolidation of operations.

We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next year.  If these changes are not accomplished, we may be unable to continue as a going concern.

Acquisition of MRN

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

Proposed Sale of Datatek

We are in negotiations to sell Datatek Group Corporation (“Datatek”), a wholly-owned subsidiary of the Company.  Datatek is primarily involved in temporary and contract staffing and represents approximately 60% of our 2004 temporary and contract staffing gross revenue.  We are reporting Datatek as a discontinued operation in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If a sale of Datatek is consummated, it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that a sale will reduce our exposure to the information technology industry and allow us to re-evaluate our sources of revenue.  A sale of Datatek will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our immediate operating results.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.  Because negotiations are in the early stages, there is no assurance that a sale will ultimately occur.

Restructuring

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

Our Position in the Industry

The staffing industry is highly fragmented with numerous national, regional and small local firms all competing.  Many of these smaller companies either have not repositioned themselves for the changing marketplace or lack the financial resources to continue after four extremely difficult recession years.  As noted, we face competition from several competitors who are larger and have greater financial resources. However, we believe that we have several favorable attributes which give us an advantage over smaller competitors:

•      a superior database operating system that includes over 850,000 individuals;

•      the ability to attract Fortune 500 clients; and

•      our leadership within the industry organization, the National Association of Personnel Services (“NAPS”).

We believe that the worst of the economic downturn is behind us and the industry is primed for increased consolidation.  Accordingly, we believe we are making changes that will leave us better positioned to take advantage of these industry consolidation trends.

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

Notwithstanding a Datatek sale which is designed to provide us with much needed liquidity, we are committed to an acquisition policy going forward.  With the growing industry trend towards lower-margin contract and temporary staffing, size matters.  Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the Company as a nationwide staffing firm and leverage its customer base into new geographical regions.  More importantly, as the size of the company’s revenues increase, fixed costs as a percentage of revenues should decrease.  Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company.  To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing.  We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

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

Warrants were issued to certain agents in connection with the offering.  We issued warrants for 169,428 shares of our common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years.  In accordance with the warrant agreements, the warrant exercise price on the $2.00 per share and $3.50 per share warrants was reduced to $0.00 based on the Company reporting a net loss before taxes for the fiscal year ending December 31, 2004.  The effect of this change was charged to expense during 2004.

RESULTS OF OPERATIONS

The Year Ended December 31, 2004 Compared to The Year Ended December 31, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference

Direct placements	$8,642	$8,480	$162
Temporary and contract staffing	14,622	9,618	5,004
Net service revenues	23,264	18,098	5,166

Direct costs of temporary and contract staffing	(10,601)	(6,879)	(3,722)
Gross profit from continuing operations	$12,663	$11,219	$1,444

For the year 2004, net service revenue increased $5,166,000, or 28.5%, to $23,264,000 as compared to $18,098,000 for the previous year.  To offset the lack of hiring of permanent employees during this recovery, management focused on growing our temporary and contract staffing business.  Although revenues from direct placements increased $162,000, or 1.9%, our contract and temporary staffing revenues increased $5,004,000, or 52.0%.  The significant increase in temporary and contract staffing as compared to the prior year was due primarily to the MRN acquisition.  In 2004, the percentage of temporary and contract staffing revenues to total revenues increased to 63% versus 53% in 2003.  (Reporting Datatek on a discontinued operation basis eliminated approximately $21.0 million of our net service revenue in 2004 and $32.4 million of our net service revenue in 2003.)

For the year 2004, gross profit increased by $1,444,000, or 12.9%, to $12,663,000 as compared to $11,219,000 in the previous year.  Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Contract margins on the other hand can range anywhere from 15% to 36% depending on our level of overall involvement in the contract.  Therefore, when temporary and contract revenues increased from 2003 to 2004, our direct costs registered a corresponding $3,722,000 increase and our gross profit increased to $12,663,000.  Our gross margin on our temporary and contract staffing business decreased slightly in 2004 to 27.5% from 28.5% in 2003 due to the MRN acquisition.  Overall gross profit, as a percentage of net service revenue, decreased to 54.4%, as compared with 62.0% in the previous year, due primarily to the increased percentage of revenues from temporary and contract staffing which has lower margins than direct placement revenues.  (Reporting Datatek on a discontinued operation basis eliminated approximately $3.0 million of gross profit in 2004 as compared to $4.4 million of gross profit in 2003.)

Operating expenses

Operating expenses amounted to $19,388,000 for 2004, an increase of $2,867,000, or 17.4%, as compared to the previous year.  As part of this increase, selling, general & administrative expenses (S,G&A) increased by $3.75 million offset by decreases in both stock-based employee compensation plus depreciation and amortization.  Selling expenses for 2004 were $7,813,000. an increase of $550,000 from 2003.  The increase was due primarily to the increase in commissions paid from the increase in contract and direct placement revenues.  In addition, general and administrative expenses increased by $3,204,000, as compared to the previous year.  The increase was primarily due to a $1.1 million increase in professional fees related to the increase in audit and legal fees during 2004, a $0.7 million increase in accrued penalties & interest related to the late payment of taxes, and a $0.6 million increase in group insurance costs.  We recorded a non-cash stock-based employee compensation charge of $184,000 in 2004 as compared to $229,000 in 2003.  We adopted the fair value accounting for stock-based employee compensation in 2003.  Depreciation and amortization expense decreased to $424,000 in 2004 as compared to $1,266,000 in the previous year.  During 2003, we adjusted the lives of computer equipment from five to four years and of furniture from five to seven years.  We also determined that certain other computer equipment did not provide any future benefit to us in 2003.  The total charge in 2003 for these adjustments to depreciation expense was $368,000.

We expect that operating expenses will decrease in 2005, due to certain non-recurring expenses for professional fees that were spent in 2004 that will likely not recur in 2005.  Additionally, penalties and interest for non-payment of payroll taxes should not recur in 2005.  These decreases will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley in the 2nd half of 2005.  (Operating expenses for Datatek were approximately $1,198,000 in 2004 as compared to $$1,810,000 in 2003.)

Other expense items

For the year 2004, net interest expense increased by $733,000 to $1,213,000, due primarily to the higher cost of our borrowings.  In 2004, the Company had a gain on early extinguishment of debt of $222,000.  Net loss on the sale of assets was $2,000 in 2004 as compared to $25,000 in 2003.  Other income decreased by $58,000 in 2004.  (Other expense items for Datatek consisted of interest expense and were approximately $526,000 in 2004 as compared to $690,000 in 2003.)

Income Taxes

We did not report any income tax benefit from our losses before income taxes in 2004 or 2003 due to our determination that we may not be able to realize the full benefit of our deferred tax assets.

Income from discontinued operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are reporting our Datatek subsidiary as discontinued operations for all periods presented.  For the year 2004, income from discontinued operations decreased to $1,256,000 as compared to $1,867,000 in the prior year.  This decrease was primarily due to a major contract staffing project that began before 2003 that was completed by the third quarter of 2004.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  For the year 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued from the issue date to December 31, 2004.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

The Year Ended December 31, 2003 Compared to The Year Ended December 31, 2002

Service Revenues and Gross Profit

($ in thousands)	2003	2002	Difference

Direct placements	$8,480	$10,673	$(2,193)
Temporary and contract staffing	9,618	18,072	(8,454)
Net service revenues	18,098	28,745	(10,647)

Direct costs of temporary and contract staffing	(6,879)	(13,698)	6,819
Gross profit	$11,219	$15,047	$(3,828)

For the year 2003, net service revenue decreased $10,647,000, or 37.0%, to $18,098,000 as compared to $28,745,000 for the previous year.  Reflecting the severe decline in the IT market during this period, direct placement revenue decreased $2,193,000, or 20.5%.  Revenues from contract and temporary staffing decreased $8,454,000, or 46.8%, due to the sale of one of our divisions.  This sale resulted in a decrease in direct placement revenues of $32,000 and temporary and contract staffing revenues of $8,130,000 in 2003 as compared to 2002.  In 2003, the percentage of temporary and contract staffing revenues to total revenues declined to 53% versus 63% in 2002.  (Reporting Datatek on a discontinued operation basis eliminated approximately $32.4 million in net service revenue in 2003 and approximately $23.0 million in net service revenue in 2002.)

For the year 2003, gross profit decreased by $3,828,000, or 25.4%, to $11,219,000 as compared to $15,047,000 in the previous year.   Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%.  Contract margins on the other hand can range anywhere from 15% to 36% depending on our level of overall involvement in the contract.  Therefore, when direct placement revenues declined from 2002 to 2003, our gross profit registered a corresponding $2,193,000 decline as well.  The sale of one our divisions in 2002 resulted in a decrease in our gross profit on temporary and contract staffing of $1,351,000 in 2003 as compared to 2002.  Our gross margin on our temporary and contract staffing business increased in 2003 to 28.5% from 24.2% in 2002.  Overall gross profit, as a percentage of net service revenue, increased to 62.0%, as compared with 52.3% in the previous year, due primarily to the increased percentage of total revenues from direct placements with its 100% margins.  (Reporting Datatek on a discontinued operation basis eliminated approximately $4.4 million of gross profit in 2003 as compared to approximately $2.6 million of gross profit in 2002.)

Operating expenses

Operating expenses amounted to $16,521,000 for 2003, a decrease of $2,164,000, or 11.6%, as compared to the previous year.  Included in operating expenses for 2003 were $7,263,000 of selling expenses, a decline of $941,000 from 2002.  The decline was due primarily to the decrease in commissions paid from the decrease in direct placement revenues. In addition, general and administrative expenses declined by $1,202,000, or 13.4%, as compared to the previous year.  Part of the decrease was due to the sale of one of our agencies in 2002 which had $968,000 of expenses during 2002.  The remaining decrease was due to cost cutting initiatives at our other agencies.  Also, in 2003, the Company recorded no charges for restructuring and severance expense compared to $392,000 in the previous year.  We recorded a non-cash stock-based employee compensation charge of $229,000 in 2003 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation.  There was no similar expense in the prior year.  Depreciation and amortization expense increased to $1,266,000 as compared to $1,124,000 in the previous year.  During 2003, we adjusted the lives of computer equipment from five to four years and of furniture from five to seven years.  We also determined that certain other computer equipment did not provide any future benefit to us.  The total charge in 2003 for these adjustments to depreciation expense was $368,000.  (Operating expenses for Datatek were approximately $1,810,000 in 2003 as compared to approximately $1,448,000 in 2002.)

Other expense items

For the year 2003, net interest expense decreased by $443,000 to $480,000, due primarily to lower interest expense under our line of credit with Greenfield Commercial Credit as compared to our GE Facility in 2002.  In 2002, the Company had a loss on the sale of assets of $1,996,000, which was principally the loss of $1,997,000 on the sale of one of our agencies, as compared to a loss on the sale of fixed assets of $25,000 in 2003.  Other income increased by $50,000 between 2003 and 2002.  (Other expense items for Datatek consisted of interest expense and were approximately $690,000 in 2003 as compared to $627,000 in 2002.)

Income Taxes

We reported an income tax benefit of $30,000 in 2002.  We did not report any income tax benefit from our losses before income taxes in 2003.  The decreased benefit was the result of the increase in our deferred tax asset valuation allowance due to our determination that we may not be able to realize the full benefit of our deferred tax assets.

Income from discontinued operations

Income from discontinued operations increased $1,319,000 to $1,867,000 as compared to $548,000 in the prior year.  The increase was primarily due to a major contract staffing project that began in the 3rd quarter of 2002 and continued throughout 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2004 was $4,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash provided by financing activities during the year totaled $1,468,000, resulting primarily from the issuance of preferred stock in March 2004.  Cash used by investing activities of $244,000 represented MRN acquisition costs of $207,000 (net of cash acquired), and capital expenditures of $37,000.  Cash used by operating activities was $1,384,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 67% from levels achieved in 2000.  We have also reported net losses for the last three years as a result of the decline in our business, and our current liabilities of $12.8 million exceed our current assets of $3.8 million.

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

During 2003 and 2004, we reduced staff and closed offices to reduce the funds outflow.  We have also not paid all employer and employee payroll taxes when due.  The amount of unpaid payroll taxes at December 31, 2004, was approximately $3,558,000 plus penalties and interest.  As a result of these past due payroll tax liabilities, we are in default under one of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these actions have or may result in penalties and/or fines for late payments or may involve legal actions against us.  However, our management believed that these steps were necessary at the time to maintain the Company while we sought to correct our cash flow issues.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  The IRS has extended the subordination agreement with one subsidiary until June 30, 2005.  Our lenders are continuing to fund us.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  We do not have a formal agreement with our other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In March 2004, we completed the sale of Preferred Stock, as described above.   The sale generated net proceeds to us of approximately $1.9 million.  This capital was used for general working capital purposes and to purchase certain assets of MRN.

In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust that was structured as a $550,000 participation loan in the Greenfield Line of Credit.  In the 1st and 2nd quarters of 2005, the Company has received additional loans from the James R. Colpitt Trust.  Also, in the 1st quarter of 2005, J. Michael Moore, CEO, repaid all notes receivable due to the Company. (See Note 21-Subsequent Events in the attached financial statements for related disclosures regarding these transactions.)

If a sale of Datatek is consummated, the cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  We cannot give any assurance at this time that this sale will occur.  Datatek is primarily involved in information technology temporary and contract staffing and represented approximately 60% of our 2004 temporary and contract staffing revenue.

We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with our capital requirements and business strategy.  We will also seek acquisitions to replace the revenues lost from the Datatek sale by acquiring small companies where we can absorb their back office operations into our own.  There can be no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

If a Datatek sale takes place, management believes that we will be able to secure other financing that will allow us to pursue our acquisition strategy, which, when combined with improving market conditions and the restructuring of our present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing.  However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan.

Our common stock was delisted on February 9, 2005, and has since been trading sporadically on the “pink sheets” inter-dealer trading network.  The loss of the AMEX listing has made our ability to use our common stock in acquisitions substantially more difficult.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.

Our continuation as a going concern is dependent upon our ability to obtain additional financing and, ultimately, to attain and maintain profitable operations.

Contractual Obligations and Commercial Commitments

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2004:

($ in Thousands)	Total	Less than one year	2-3 Years	4-5 years	More than 5 years
Operating leases	$5,493	$948	$1,676	$1,450	$1,419
Capital leases	111	53	58	—	—
Notes Payable	922	867	55	—	—

Total	$6,526	$1,867	$1,789	$1,450	$1,419

Critical Accounting Policies

Revenue Recognition and Cost of Services

We derive our revenues from two sources: direct placement and temporary and contract staffing.  We record revenues for temporary and contract staffing services at the gross amount billed the customer in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent.  We believe this approach is appropriate because we identify and hire qualified employees, select the employees for the staffing assignment, and bear the risk that the services provided by these employees will not be fully paid by customers.

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

Self-Insurance Reserves

We are self-insured for our employee medical coverage.  Provisions for claims under the self-insured coverage are based on our actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits.  Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2004.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”.  The new statement amends Accounting Research Bulletin No. 43, Chapter 4,

“Inventory Pricing, “ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005.  We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Statndards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.  This statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25.  Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  We do not believe that the adoption of FASB Statement No. 123 (R) will have a material effect on our results of operations since the Company currently follows FASB Statement No. 123.

Item 7A.                                                  Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on our line of credit borrowings.  Our factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of accounts receivable that are accepted.  During 2004, we did enter into a line of credit and a participation agreement that is based on prime.  To the extent we have borrowed against that line of credit and participation agreement, any change in the prime rate will increase our borrowing cost.  Based on the balance of the line of credit and participation agreement at December 31, 2004 of $2,763,000, a 1% increase in the prime rate would have an approximate $28,000 annual impact on our interest expense.

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

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that there are no material misstatements in the Company’s audited consolidated financial statements included in this report on Form 10-K.  There have been no other changes in the Company’s disclosure controls and procedures since December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors

The table and text below set forth the name, age, current position and term of office of the Company’s current directors.

Name	Age	Position
J. Michael Moore	58	Chairman of the Board and Chief Executive Officer
John M. Gilreath	52	Chairman of the Audit Committee
Mark E. Cline	52	Director
Samuel E. Hunter	70	Chairman of the Compensation Committee

MARK E. CLINE, 52, has been a director of the Company since July 9, 2002.  Since 1985, Mr. Cline has served as President of Memphis, Inc., a Dallas-based entity engaged in owning and operating food and beverage establishments.  Since April, 1999, he has also served as President of Nimrod, Inc., a Dallas-based real estate development concern, and since October 2004, as a Vice President and licensed securities broker of Reef Securities Inc., a Richardson, Texas based securities firm.  Mr. Cline serves on the Audit and Compensation Committees.

JOHN M. GILREATH, 52, has been a director of the Company since February 19, 2003.  Since December 2002, Mr. Gilreath has served as Director of Finance and Chief Operating Officer of Entera Entertainment, Inc., a Washington, D.C.-based film distribution company.  From April 2001 to December 2002, he served as Vice President of Allegiance Capital Corporation, a Dallas-based middle market investment bank, and from April 1996 to April 2001, he served as Managing Director of DSJ Consulting, L.L.C., a Tulsa-based corporate finance consulting company.  Mr. Gilreath serves as Chairman of the Audit Committee and on the Compensation Committee.

SAMUEL E. HUNTER, 70, has been a director of the Company since February 1997.  Since July 2000, Mr. Hunter has served as Senior Vice President and Manager of the Sales Trading Desk for the New York office of the Charlotte-based Interstate Group.  From October 1997 to June 2000, Mr. Hunter served as Senior Vice President of Sales for OptiMark Technologies, Inc., a New York-based electronic trading network.  Mr. Hunter serves as chairman of the Compensation Committee and on the Audit Committee.

J. MICHAEL MOORE, 58, Certified Personnel Consultant (CPC), was elected to the board of directors of the Company on May 1, 1991.  On March 26, 1993, Mr. Moore was appointed as CEO and Chairman of the board.  He currently serves as a director of the National Association of Personnel Services (NAPS) and as a director for the Texas Association of Personnel Consultants (TAPC), while acting as a liaison between the two associations.  Before joining the Company, Mr. Moore was President and Chief Executive Officer of United States Funding Group, Inc. a Texas corporation (“USFG”).  USFG has been involved in acquiring the following from the Resolution Trust Corporation, FSLIC, FDIC and private organizations: real estate, notes secured primarily by real estate, oil & gas properties, and turn-around companies located within the United States.

Executive Officers

The table and text below set for the name, age, current position and term of office of the Company’s current executive officers.

Name	Age	Position
J. Michael Moore	58	Chairman of the Board and Chief Executive Officer
Michael C. Lee	36	Chief Financial Officer, Treasurer, Vice President and Secretary

Mr. Moore has served as Chief Executive Officer of the Company since May 1993.  Mr. Moore has entered into an Employment Agreement with the Company providing for employment through December 31, 2006, at a base salary of $250,000, and a severance payment equal to twelve months salary if terminated other than for cause.

Mr. Lee has served as Chief Financial Officer of the Company since June 30, 2004.  Previously, Mr. Lee served as interim Chief Financial Officer of the Company (January 2004 – June 2004), performed the duties of Director of Finance and Accounting of the Company (September 2003 - January 2004) and worked as Director of Finance for Avatex Corporation (November 1997-May 2003).   Mr. Lee has entered into an employment agreement with the Company providing for employment through December 31, 2006, at a base salary of $125,000, and a severance payment equal to twelve months salary if terminated other than for cause.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of common stock (the “Reporting Persons”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and to furnish the Company with copies of Section 16(a) forms so filed.  Based solely on a review of copies of such forms received, the Company believes that, except as set forth below, all of the Reporting Persons timely met their filing obligations for the fiscal year ended December 31, 2004.  The exceptions arise as follows: (a) J. Michael Moore did not file Form 4 in connection with the exercise of warrants and purchase by him of 900,000 shares of common stock on April 29, 2004, until May 4, 2004, and filed his Form 5 for 2004 on June 9, 2005, (b) Samuel E. Hunter, a director, did not file Form 4 in connection with the purchase by him of 9,000 shares of common stock on January 5, 2004, until January 8, 2004, did not file Form 4 in connection with the exercise of options and purchase by him of 6,250 shares of common stock on February 4, 2004, until February 19, 2004, did not file Form 4 in connection with the sale by him of 4,500 shares of common stock on March 4, 2004, until January 10, 2005, did not file Form 4 in connection with the sale by him of 4,000 shares of common stock on May 3, 2004, 1,000 shares of common stock on May 4, 2004, and 3,000 shares of common stock on May 5, 2004, respectively, until June 13, 2005, did not file Form 4 for the grant of common stock options received on January 1, 2004 until June 13, 2005, and filed his Form 5 for 2004 on June 13, 2005, (c) Mark E. Cline, a director, filed his Form 4 for the grant of common stock options received on July 9, 2004 and his Form 5 for 2004 on June 9, 2005, (d) John M. Gilreath, a director, filed his Form 4 for the grant of common stock options received on February 19, 2004 and his Form 5 for 2004 on June 8, 2005, and (e) Michael C. Lee, CFO, filed his Form 3 for the promotion to Chief Financial Officer on June 30, 2004 and his Form 5 for 2004 on June 10, 2005.

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

Code of Ethics

The Company adopted a code of ethics on December 7, 2004 that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Ethics Policy was filed as an exhibit to our 2003 Form 10-K.  A copy of the policy will be supplied to any person without charge by application to Investor Relations, DCRI, 10670 North Central Expressway, Suite 600, Dallas, Texas 75231.

Item 11.                 Executive Compensation

Long-term compensation
					Awards		Payouts
		Annual compensation				Securities
Name and Principal Position	Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	underlying options/ SARs	LTIP payouts	All other compensation
(a)	(b)	($) (c)	($) (d)	($) (1) (e)	($) (f)	(#) (2) (g)	($) (h)	($) (3) (i)
J. Michael Moore Chairman of the Board and Chief Executive Officer	2004 2003 2002	250,000 250,000 225,000	-0- -0- -0-	48,000 48,000 57,000	-0- -0- -0-	-0- 185,000 -0-	-0- -0- -0-	-0- 9,000 110,000
W. Brown Glenn, Jr. President (4)	2004 2003	34,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- 175,000	-0- -0-	-0- -0-
Michael C. Lee Chief Financial Officer (5)	2004	118,000	-0-	18,500	-0-	50,000	-0-	25,000

(1)                                  Includes perquisites and other personal benefits if the aggregate value is greater than the lesser of $50,000 or 10% of reported salary and bonus.  For Mr. Moore, includes deferred compensation of $36,000 and an automobile allowance of $12,000 in 2004; deferred compensation of $36,000 and an automobile allowance of $12,000 in 2003; and deferred compensation of $45,000 and an automobile allowance of $12,000 in 2002.  For Mr. Lee, includes deferred compensation of $12,500 and an automobile allowance of $6,000 in 2004.  The deferred compensation is currently unfunded but, has been accrued as a liability to the Company.

(2)                                  Option grants for 2003 for Mr. Moore do not include the options for 48,000 shares of common stock that were issued during 2003 in a repricing of options for 240,000 shares of common stock issued in prior years (see “Ten Year Options/SAR Repricings” below).  No options were granted in 2002.

(3)                                  In October 2002, a warrant to purchase 2.7 million shares of the Company’s stock was issued to Mr. Moore. The estimated value of the warrant was $110,000.  The warrant was not issued as compensation in exchange for his services as an officer of or director of the Company but was granted in connection with his guarantee of the Company’s senior credit facility with GE Capital Corp.  In 2003, the terms of the warrant were changed.  The $9,000 charge for 2003 was the difference in the estimated fair value of the warrant before and after the change was made.  As of November 15, 2004, Mr. Moore had acquired 2,225,000 shares of common stock from the exercise of this warrant.  For Mr. Lee, the amount represents other compensation for restructuring contributions.  Mr. Lee has deferred receipt of this compensation until 2005.

(4)                                  In June 2004, Mr. Glenn, who had served as President of the Company from March 2003 and had served as a director from August 2002, resigned his positions.

(5)                                  In June 2004, Mr. Lee was promoted to Chief Financial Officer of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual grants				Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying option/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration date			Alternative to (f) And (g): grant date value
Grant date present value
					5% ($)	10% ($)
(a)	(#) (b)	(c)	($/Sh) (d)	(e)	$ (f)	$ (g)	$ (h)
Michael C. Lee	50,000	52.3%	$0.96	6/30/2014			$35,500

Grant date value was calculated using the Black-Scholes option pricing model with the same assumptions as those used to calculate the value of these options in the audited consolidated financial statements, included in Item 8 herein, under Statement of Financing Accounting Standards No. 123, “Accounting for Stock-Based Compensation” .  The average expected volatility used in this calculation was 108.3%, the average term was 4.0 years, the average risk free interest rate was 3.5% and the expected dividend yield was 0.0%.

Stock Option Exercises and Year-end Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2004 and unexercised options held as of December 31, 2004:

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year End(#)(1) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options / SARs at Fiscal Year End ($)(1) Exercisable/ Unexercisable
J. Michael Moore	-0-	-0-	351,333/106,667	$ 0/$ 0
W. Brown Glenn, Jr.	-0-	-0-	0/0	$ 0/$ 0
Michael C. Lee	-0-	-0-	13,334/76,666	$ 0/$ 0

(1)

The amounts under the headings entitled “Exercisable” reflect vested options as of December 31, 2004 and the amounts under the headings entitled “Unexercisable” reflect options that have not vested as of December 31, 2004. The value of the options was based on the closing price of the common stock of the Company on December 31, 2004 of $0.15.

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

Compensation of Directors

In 2004, our three non-employee directors each received a monthly retainer of $2,666.67.  Additionally, the directors each received an option to purchase 25,000 shares of our common stock, vesting at the rate of 6,250 shares for each calendar quarter thereafter.   The options granted to the directors in excess of 12,500 shares each are subject to approval and ratification by the shareholders.

The additional compensation paid in 2004 to Mr. Gilreath, the current Chairman of the Audit Committee, was $1,500 per month.

Members of the Board of Directors who are employees of the Company do not receive additional compensation for serving as a director of the Company or for attending meetings of the Board of Directors.

Employment Contracts

The Company has employment contracts with J. Michael Moore and Michael C. Lee effective as of January 1, 2005.  These contracts expire on December 31, 2006.

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

2004 Compensation

With respect to Mr. Moore, we continue to believe that he has provided outstanding leadership for the Company in some of the most difficult market conditions our industry has ever seen.  However, in light of the financial and market conditions faced by the Company, we did not believe it appropriate to give him a raise or bonus in 2004.

Mr. Lee was promoted to Chief Financial officer in June 2004.  Based on the recommendation of the CEO and review of current market conditions, an employment contract was executed between Mr. Lee and the Company with total compensation set at the approximate current market rate based on his level of experience and responsibilities.

2004 Option Grants

The Board determined that it was in the best interests of the Company to allow many of our key employees to have an increased equity participation in the Company.  Thus, options to purchase approximately 96,000 shares at exercise prices of from $0.24 to $1.38 per share, principally vesting over three years, were granted to 6 employees.  With the exception of options to purchase 50,000 shares to Michael C. Lee, (in connection with his promotion to Chief Financial Officer), none of these options were granted to executive officers of the Company.  The timing of future grants of options from the overall option pools established under the 1996 Plan and the 1998 Plan, and their allocations, will be determined by the Compensation Committee based upon market conditions, accounting impact and corporate and individual performance.  Emphasis is placed on the long-term performance of the Company and is subjective with no particular emphasis being placed on any one factor.

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

Samuel E. Hunter, Chairman
Mark E. Cline
John M. Gilreath

Compensation Committee Interlocks and Insider Participation

All of the members of the Compensation Committee are independent non-employee directors.  No executive officer of the Company served as a member of a compensation committee or as a director of another corporation, one of whose executive officers served on the Compensation Committee or as a director of the Company except that Mr. Hunter is a director and minority shareholder in Pursuant Technologies, Inc., and Mr. Moore is a minority shareholder in Pursuant Technologies, Inc.

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

	1999	2000	2001	2002	2003	2004
Peer Group	1,000	390	330	360	510	710
Russell 2000	1,000	1,180	1,210	960	1410	1,670
DCRI	1,000	580	170	50	350	40

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock as of May 31, 2005, by (a) each person known by us to own beneficially five percent or more of the outstanding common stock; (b) each of our directors; (c) each of the current executive officers and those officers named in the Executive Compensation table above; and (d) all directors and executive officers as a group. The address of each person listed below is 10670 N. Central Expressway, Suite 600, Dallas, Texas 75231, unless otherwise indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Total Voting Shares (2)
DCRI L.P. No. 2, Inc.	451,700	(3)	6.04%
J. Michael Moore	4,148,617	(3)(4)	48.05%
Samuel E. Hunter	74,500	(5)	1.00%
Mark E. Cline	78,200	(6)	1.04%
John M. Gilreath	56,250	(7)	*
Michael C. Lee	30,001	(8)	*
Jack Pogue	638,900	(9)	8.55%
Scott W. Pollock	812,500	(10)	10.87%
Carl V. Karnes	812,500	(11)	10.87%
HIR Preferred Partners, LP.	685,046	(12)	9.00%
Robert A. Shuey, III	391,718	(13)	5.05%
James R. Colpitt	751,250	(14)	9.16%
All directors and executive officers as a group (6 persons)(3),(4), (5), (6), (7), (8), and (9)	4,387,568		49.67%

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

(2)                                  The percentages are based on 7,472,443 shares, which represents the total voting power of the shares of common stock and preferred stock entitled to vote, voting as a single class, of which 2,118,750 votes are represented by Series A Convertible Voting Preferred Stock and 5,353,693 votes by common stock outstanding, plus shares of common stock which may be acquired by the particular beneficial owner, or group of beneficial owners, within 60 days of May 31, 2005, by exercise of options and/or warrants.  The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(3)                                  In February 2003, DCRI LP No. 2, Inc. (“No. 2”) filed for bankruptcy protection. As a result, No. 2 holds sole voting and investment power with respect to these shares, but subject to (a) the claims of all of the creditors of No. 2 (in connection with the bankruptcy filing), as well as (b) the rights retained by Sipur LLC, a company in which Mr. Moore has a financial interest, with respect to 168,500 of these shares in connection with two loans to No. 2, the principal balance of which is approximately $269,000.

(4)                                  Includes the 451,700 shares of common stock which are beneficially owned by No. 2 (as Moore owns substantially all of the capital stock of No. 2), 94,500 shares of common stock owned by another affiliate of Moore and 404,667 shares of common stock issuable upon the exercise of options that vest within 60 days of May 31, 2005.  Also includes 756,250 shares of common stock underlying warrants granted to Moore.  The address of Mr. Moore is 5919 Club Hill Place, Dallas, Texas 75248.

(5)                                  Includes 25,000 shares remaining from 37,500 shares of common stock issued upon the exercise of options, the grant of 24,500 of which is subject to approval and ratification by the shareholders.  Also includes 49,500 shares of common stock issuable upon the exercise of options that vest within 60 days of May 31, 2005, 18,750 of which are subject to approval and ratification by the shareholders.  The address of Mr. Hunter is 19 Fulton Street, Suite 407, New York, New York 10138.

(6)                                  Includes 65,000 shares of common stock issuable upon the exercise of options that vest within 60 days of May 31, 2005, the grant of 25,000 of which is subject to approval and ratification by the shareholders. The address of Mr. Cline is 3828 Banner Drive, Frisco, Texas 75034.

(7)                                  Includes 56,250 shares of common stock issuable upon the exercise of options that vest within 60 days of May 31, 2005, the grant of 25,625 of which is subject to approval and ratification by the shareholders. The address of Mr. Gilreath is 1900 White Oak Road,  McKinney, Texas  75070.

(8)                                  Includes 30,001 shares of common stock issuable upon the exercise of options that vest within 60 days of May 31, 2005.  The address of Mr. Lee is 2117 Brook Tree Drive, Garland, Texas 75040.

(9)                                  Includes 21,400 shares held by the Jack Pogue IRA Account, 12,500 Shares held by the Criswell Trust of which Mr. Pogue is the sole beneficiary, and 150,000 shares issuable upon conversion of 15,000 shares of Series A Convertible Voting Preferred Stock.  The address of Mr. Pogue is 500 North Akard, #3240, Dallas, Texas 75201.

(10)                            Includes 587,500 shares issuable upon conversion of 58,750 shares of Series A Convertible Voting Preferred Stock owned by Jupiter Orbit Fund, LP, a Texas limited partnership.  Mr. Pollock is a manager of Jupiter Management, LLC, the managing general partner of Jupiter Orbit Fund, LP, and exercises shared power (with Carl V. Karnes) to vote such shares.  Also includes 225,000 shares issuable upon conversion of 22,500 shares of Series A Convertible Voting Preferred Stock owned by Mercury Orbit Fund, Ltd., a Texas limited partnership.  Mr. Pollock is a manager of B4 Mercury Fund, LLC, the managing general partner of Orbit Fund, Ltd., and exercises shared power (with Carl V. Karnes) to vote such shares.

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

(12)                            Includes 550,000 shares issuable upon conversion of 55,000 shares of Series A Convertible Voting Preferred Stock and 135,046 shares issuable upon conversion of warrants.  The address of HIR Preferred Partners, LP, is 43-46 Norre Gade, Suite 232, St. Thomas, U.S. Virgin Islands 00802.

(13)                            Includes 100,250 shares issuable upon conversion of 10,025 shares of Series A Convertible Voting Preferred Stock and 291,468 shares issuable upon the exercise of warrants.  The address of Mr. Shuey is 15851 Dallas Parkway, Suite 180, Addison, Texas 75001.

(14)                            Includes 731,250 shares issuable upon the exercise of warrants.  Also includes 20,000 shares issuable upon conversion of 2,000 shares of Series A Convertible Voting Preferred Stock.  The address for Mr. Colpitt is PO Box 462, Collinsville, Oklahoma 74021.

Item 13.                 Certain Relationships and Related Transactions

On April 21, 2002, we entered into an agreement with J. Michael Moore and with DCRI L.P. No. 2 pursuant to which
Mr. Moore and DCRI L.P. No. 2 both executed promissory notes to the Company in the amount of $105,000 and $289,000, respectively.  These notes had a balance of $324,000 at December 31, 2004.  These notes are related to legal fees associated with a lawsuit with Ditto Properties Company (See Item 3 above).  These notes were paid off in the first quarter of 2005.    Mr. Moore owns substantially all of the common stock of  DCRI L.P. No. 2.

On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note, payable on demand, bearing 10% interest.  The note was repaid in 2004 to fund the exercise of warrants.

We incurred expenses to Pursuant Technologies Inc., previously More-O Corporation (“Pursuant”), of which Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, for approximately $142,000, $97,000 and $95,000, respectively, in 2004, 2003 and 2002, for web site development and for front office software license fees.

We incurred expenses to Imology, previously Diaws, for approximately $112,000, $118,000 and $122,000 in 2004, 2003 and 2002, respectively, to develop and maintain websites and further develop marketing programs using web technology.  Mr. Pogue is a significant shareholder of both the Company and Imology.

The above amounts and transactions are not necessarily indicative of the amounts or transactions that would have been incurred had comparable transactions been entered into with independent parties.

Interest income from related parties amounted to approximately $15,000, $16,000, and $20,000 in 2004, 2003 and 2002, respectively.   Interest expense to related parties was approximately $25,000 in 2004 and $5,200 in 2003.

On February 4, 2004, Mr. Hunter exercised options to purchase 6,250 shares of our common stock, at an exercise price of $0.24 per share.  Total proceeds to the Company were $1,500.

On April 29, 2004, Mr. Moore exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.16 per share.  Total proceeds to the company were $144,000.

On May 4, 2004, Mr. Moore exercised warrants to purchase 425,000 shares of our common stock, at an exercise price of $0.19 per share.  Total proceeds to the company were $80,750.

In November 2004, the James R. Colpitt Trust loaned the Company $550,000 in the form of a participation agreement in the Greenfield Line of Credit.  Mr. Colpitt is a beneficial owner of more than 5% of the Company’s voting stock.  This loan bears interest at the rate of prime plus 8%.  Warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.96 per share were issued in connection with this loan.  In the first quarter of 2005, the Colpitt Trust loaned the Company additional funds under two distinct agreements.  The first promissory note for $175,000 was dated January 3, 2005.  This note bears interest at the rate of 12% per year.  In consideration for this note, warrants to purchase 200,000 shares of the Company’s common stock were issued to the Colpitt Trust and its agent at an exercise price of $0.50 per share.  The second agreement was a $1 million line of credit and was dated March 1, 2005.  This line of credit bears interest at the rate of 12% per year, and is secured by a personal non-recourse guaranty by Mr. Moore, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  A $2,000 origination fee was paid upon establishing this line of credit.  For each draw on this line of credit, the Company is obligated to issue a warrant to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  In accordance with the line of credit agreement, warrants to purchase 281,250 shares of common stock at exercise prices ranging from $0.12 to $0.27 have been issued to the Colpitt Trust in 2005 in connection with advances on the line of credit.  The outstanding balance of this line of credit was $725,000 as of May 31, 2005.

In 2005, Mr. Moore has received warrants to purchase 281,250 shares of common stock at exercise prices ranging from $0.12 to $0.27 in accordance with the terms of the $1 million line of credit from the James R. Colpitt Trust for providing the guaranty described above.

Mr. Moore and Mr. Colpitt are each 50% owners of Sipur Company LLC (“Sipur”).  In 2004, Sipur purchased two notes and the associated indebtedness of DCRI LP No. 2, Inc., which were formerly held by Compass Bank.  These notes had an aggregate principal balance of approximately $269,000, were collateralized by 168,500 of the 451,700 shares of the Company’s common stock that were held by DCRI LP No. 2.  These notes were also guaranteed by the Company.  Sipur has released the Company from its guaranty of the notes.

Item 14.                 Principal Accounting Fees and Services.

The fees billed or expected to be billed by Pender Newkirk & Company, CPAs for professional services rendered to the Company for the 2004 audit are set forth below.  All other fees are for amounts actually paid.  The Audit Committee has concluded that the provision of non-audit services by the independent auditors to the Company did not and does not impair or compromise the auditors’ independence.

	Pender Newkirk & Company, CPAs		BDO Seidman, LLP
	2004	2003	2003
Audit Fees	$210,000	$188,000	$429,145
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$210,000	$188,000	$429,145

Audit Fees

These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services related to statutory and regulatory filings or engagements for such fiscal years.

Audit-Related Fees

These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered that were reasonably related to the performance of the audits or the reviews of the Company’s financial statements (but which are not included under “Audit Fees” above).

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by the Company’s independent auditors.  Under this policy, each year, at the time it engages the independent auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services to be performed during the year.  All other non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.  The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities shall be reported to the Audit Committee at each regularly scheduled meeting.

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

4.5	Amendment No. 1 to the Amended and Restated 1996 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on May 15, 1998)+
4.6	1998 Nonqualified Stock Option Plan, effective as of January 1, 1998 (Incorporated by reference to Exhibit 10.14 of our Form 10-Q filed on May 15, 1998)+
4.7	1998 Non-employee Director Stock Option Plan, effective as of December 9, 1998 (Incorporated by reference to Exhibit 4.7 of our Form 10-K filed on March 30, 1999)+
4.8	First Amendment to Rights Agreement (Incorporated by reference from Exhibit 10.5 to our Form 10-Q filed on August 16, 1999)

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
4.11

Form of Certificate of Designation for designating Series A Convertible Preferred Stock, $10 par value, dated as of February 5, 2004 (Incorporated by reference to Exhibit 4.11 of our Form 10-K for 2003)

4.12	Second Amendment to Rights Agreement, dated effective December 31, 2003 (Incorporated by reference to Exhibit 4.12 of our Form 10-K for 2003)
4.13	Voting Agreement between Registrant and Microcapital Strategies, Inc., dated as of February 16, 2004 (Incorporated by reference to Exhibit 4.13 of our Form 10-K for 2003)
4.14	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated March 19, 2004 (Incorporated by reference to Exhibit 4.14 of our Form 10-K for 2003)
4.15	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated March 19, 2004 (Incorporated by reference to Exhibit 4.15 of our Form 10-K for 2003)
4.16	Common Stock Warrant between Registrant and Microcapital Strategies, Inc., dated February 19, 2004 (Incorporated by reference to Exhibit 4.16 of our Form 10-K for 2003)
4.17	Form of Common Stock Purchase Warrant between Registrant and the James R. Colpitt Trust and J. Michael Moore, respectively, issued in connection with the $1 million line of credit agreement *
10.1	Stock Option Agreement between Registrant and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.2

First Amendment to Amended and Restated Stock Option Agreement between Registrant and J. Michael Moore effective September 30, 1998 (Incorporated by reference to Exhibit 10.4 of our Form 10-K filed on March 30, 1999)+

10.3	Stock Option Agreement between Registrant and J. Michael Moore effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.6 of our Form 10-K filed on March 30, 1999)+
10.4	Amendment to Stock Option Agreement (Pricing Amendment) for J. Michael Moore effective as of October 23, 1998 (Incorporated by reference to Exhibit 10.9 of our Form 10-K filed on March 30, 1999)+
10.5	Stock Option Agreement between Registrant and Samuel E. Hunter, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.6	First Amendment to Stock Option Agreement between Registrant and Samuel E. Hunter, effective March 20, 1998 (Incorporated by reference to Exhibit 10.13 to our Form 10-Q filed on May 15, 1998)+
10.7	Stock Option Agreement (1998) between Registrant and Samuel E. Hunter effective as of April 29, 1998 (Incorporated by reference to Exhibit 10.16 of our Form 10-K filed on March 30, 1999)+
10.8	Partial Option Termination Agreement between Registrant and Samuel E. Hunter effective December 9, 1998 (Incorporated by reference to Exhibit 10.19 of our Form 10-K filed on March 30, 1999)+
10.9	Directors Option Agreement between Registrant and Samuel E. Hunter effective as of December 9, 1998 (Incorporated by reference to Exhibit 10.22 of our Form 10-K filed on March 30, 1999)+
10.10	Form of Stock Option granted to certain employees of Registrant, effective November 13, 1997 (Incorporated by reference to Exhibit 10.10 of our Form 10-Q filed on May 15, 1998)+
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

10.42	Promissory Note, dated as of January 1, 2003, made by Registrant to the order of Gary E. Kane (Incorporated by reference to Exhibit 10.60 of our Form 10-K for 2002)
10.43	Securities Purchase Agreement between Registrant and Microcapital Strategies, Inc., dated effective November 21, 2003 (Incorporated by reference to Exhibit 10.43 of our Form 10-K for 2003)
10.44	Assignment and Assumption between Microcapital Strategies, Inc. and Mercury Orbit Fund, Ltd., dated February 6, 2004 (Incorporated by reference to Exhibit 10.44 of our Form 10-K for 2003)
10.45	Assignment and Assumption between Microcapital Strategies, Inc. and HIR Preferred Partners, LP, dated February 6, 2004 (Incorporated by reference to Exhibit 10.45 of our Form 10-K for 2003)
10.46

Account Purchase Agreement between Management Alliance Corporation and Wells Fargo Business Credit, Inc., dated as of December 1, 2003 (Incorporated by reference to Exhibit 10.46 of our Form 10-K for 2003)

10.47

Cross-Collateral Agreement among Information Systems Consulting Corporation, Management Alliance Corporation, Texcel Services, Inc. and Datatek Group Corporation and Wells Fargo Business Credit, Inc., dated as of December 1, 2003 (Incorporated by reference to Exhibit 10.47 of our Form 10-K for 2003)

10.48	Guaranty by Corporation made by Registrant for the benefit of Wells Fargo Business Credit, Inc., dated as of December 7, 2003 (Incorporated by reference to Exhibit 10.48 of our Form 10-K for 2003)
10.49	Validity Guaranty made by J. Michael Moore for the benefit of Wells Fargo Business Credit, Inc., dated as of December 1, 2003 (Incorporated by reference to Exhibit 10.49 of our Form 10-K for 2003)
10.50	Second Amendment to Loan and Security Agreement between Registrant and Greenfield Commercial Credit LLC, dated effective as of March 15, 2005 *
10.51	Amended and Restated Employment Agreement dated as of January 1, 2005, between Registrant and J. Michael Moore + *
10.52	Amended and Restated Employment Agreement dated as of January 1, 2005, between Registrant and Michael C. Lee + *
10.53	Participation Agreement, effective November 3, 2004, between the James R. Colpitt Trust and Greenfield Commercial Credit LLC *
10.54	Promissory Note, dated as of January 3, 2005, made by Registrant to the order of the James R. Colpitt Trust *
10.55	Line of Credit Promissory Note, dated as of March 1, 2005, made by Registrant to the order of the James R. Colpitt Trust *
10.56	First Amendment to Line of Credit Promissory Note, dated as of March 10, 2005, between Registrant and the James R. Colpitt Trust *
14.1	Diversified Corporate Resources, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of our Form 10-K for 2003)
21.0	List of Subsidiaries*
23.1	Consent of Weaver and Tidwell, LLP*
23.2	Consent of Pender Newkirk & Company, CPAs*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)

(b)     Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the three months ended December 31, 2004:

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

The following Current Reports on Form 8-K were filed after December 31, 2004 and before  April 29, 2005, the date this Form 10-K for the year ended December 31, 2004 was filed:

Current Report on Form 8-K, dated and filed February 3, 2005,announcing an agreement for the sale of substantially all the assets of Datatek Group Corporation to Axtive Corporation, Inc.

Current Report on Form 8-K, dated and filed April 5, 2005, announcing the extension of the closing date for the sale of Datatek Group Corporation to Axtive Corporation, Inc.

Current Report on Form 8-K, dated and filed on June 17, 2005, announcing the termination of the sale of Datatek Group Corporation to Axtive Corporation, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Corporate Resources, Inc. Registrant

Date: June 27, 2005	By:	/s/ J. Michael Moore
J. Michael Moore Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2005	By:	/s/ J. Michael Moore
J. Michael Moore Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2005	By:	/s/ Michael C. Lee
Michael C. Lee Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: June 27, 2005	By:	/s/ Mark E. Cline
Mark E. Cline Director

Date: June 27, 2005	By:	/s/ John M. Gilreath
John M. Gilreath Director

Date: June 27, 2005	By:	/s/ Samuel E. Hunter
Samuel E. Hunter Director

Financial Statements and Supplemental Data

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on the Financial Statement Schedule

Schedule II–Valuation and Qualifying Accounts for each of the three years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Corporate Resources, Inc. and Subsidiaries

10670 North Central Expressway, Suite 600

Dallas, Texas  75231

We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the management of Diversified Corporate Resources, Inc. and Subsidiaries.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $7,076,000 during the year ended December 31, 2004, has a working capital deficiency of approximately $8,974,000 at December 31, 2004, and is in default on some of its long-term debt.  As more fully described in Note 2, the Company is delinquent on its payroll taxes in the approximate amount of $3,558,000 as of December 31, 2004.  These conditions and others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

May 24, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

DIVERSIFIED CORPORATE RESOURCES, INC.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Diversified Corporate Resources, Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Diversified Corporate Resources, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands, Except Par Value)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4	$164
Trade accounts receivable, less allowance for doubtful accounts of $247 and $259, respectively	3,692	2,568
Prepaid expenses and other current assets	147	110
Total current assets	3,843	2,842
Property and equipment, net	363	687
Other assets:
Intangibles, net	4,187	3,610
Receivables from affiliates	311	857
Other	161	209
Net assets held for sale	5,655	6,620
Total Assets	$14,520	$14,825

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued expenses	7,876	$4,158
Obligations not liquidated because of outstanding checks	315	529
Borrowings under revolving credit agreement	2,213	—
Factoring liability	1,501	3,885
Current maturities of long-term debt	867	1,031
Current maturities of capital lease obligations	45	79
Total current liabilities	12,817	9,682
Deferred lease rents	481	398
Capital lease obligations, net of current maturities	55	69
Long-term debt, net of current maturities	55	—
Net liabilities held for sale	3,011	2,902
Total liabilities	16,419	13,051

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	—	—
Preferred stock, $10 par value; 215 shares authorized, 212 shares issued and outstanding in 2004	448	—
Common stock, $0.10 par value; 10,000 shares authorized, 5,714 and 4,329 shares issued, 5,354 and 3,968 shares outstanding, respectively	571	433
Additional paid-in capital	15,893	13,242
Retained deficit	(17,689)	(10,779)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivables from related parties	(215)	(215)
Total stockholders’ equity (deficit)	(1,899)	1,774
Total Liabilities and Stockholders’ Equity (Deficit)	$14,520	$14,825

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2004	2003	2002

Net service revenues:
Direct placement services	$8,642	$8,480	$10,673
Temporary and contract staffing services	$14,622	9,618	18,072
	23,264	18,098	28,745
Direct cost of temporary and contract staffing services	10,601	6,879	13,698
Gross profit	12,663	11,219	15,047
Operating expenses:
Selling expenses	7,813	7,263	8,204
General and administrative expenses	10,967	7,763	8,965
Stock-based employee compensation	184	229	—
Restructuring and severance expenses	—	—	392
Depreciation and amortization expense	424	1,266	1,124
	19,388	16,521	18,685
Other expense (income) items:
Interest expense, net	1,213	480	923
Gain on early extinguishment of debt	(222)	—	—
Loss on sale of assets	2	25	1,996
Other expense (income), net	—	(58)	(8)
	993	447	2,911
Loss from continuing operations before income taxes	(7,718)	(5,749)	(6,549)
Income tax benefit	—	—	30
Loss from continuing operations	(7,718)	(5,749)	(6,519)
Income from discontinued operations, net of tax	1,256	1,867	548
Net loss	(6,462)	(3,882)	(5,971)
Accretion of discount on preferred stock	(448)	—	—
Cumulative preferred stock dividends earned but not declared	(166)	—	—

Net loss applicable to common stockholders	$(7,076)	$(3,882)	$(5,971)

Net loss per share from continuing operations applicable to common shareholders – basic and diluted	$(1.70)	$(1.88)	$(2.32)

Net income per share from discontinued operations – basic and diluted	$0.26	$0.61	$0.20

Net loss per share applicable to common shareholders - basic and diluted	$(1.44)	$(1.27)	$(2.12)

Weighted average common shares outstanding - basic and diluted	4,909	3,062	2,810

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

($ In Thousands)

	Preferred Stock	Common Stock	Additional paid-in Capital	Retained earnings (deficit)	Common stock held in Treasury	Receivables from related parties	Total

BALANCE, December 31, 2001	$—	$340	$12,794	$(266)	$(1,649)	$(238)	$10,981
Warrants issued	—	—	145	—	—	—	145
Treasury stock purchased	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	(5,971)	—	—	(5,971)

BALANCE, December 31, 2002	$—	340	12,939	(6,237)	(1,657)	(238)	5,147
Stock-based employee compensation	—	—	229	—	—	—	229
Warrants issued	—	—	24	—	—	—	24
Common stock issued	—	93	50	—	—	—	143
Treasury stock issued	—	—	—	(660)	750	—	90
Decrease in related party receivable	—	—	—	—	—	23	23
Net loss	—	—	—	(3,882)	—	—	(3,882)

BALANCE, December 31, 2003	$—	$433	$13,242	$(10,779)	$(907)	$(215)	$1,774
Stock-based employee compensation	—	—	184	—	—	—	184
Warrants issued	—	—	471	—	—	—	471
Common stock issued	—	138	101	—	—	—	239
Preferred stock issued, net of offering costs	1,895	—	448	(448)	—	—	1,895
Warrants issued with preferred stock	(1,447)	—	1,447	—	—	—	—
Net loss	—	—	—	(6,462)	—	—	(6,462)

BALANCE, December 31, 2004	$448	$571	$15,893	$(17,689)	$(907)	$(215)	$(1,899)

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flow from operating activities:
Net loss from continuing operations	$(7,718)	$(5,749)	$(6,519)
Net income from discontinued operations	1,256	1,867	548
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gain on extinguishment of debt	(222)	—	—
Depreciation and amortization	424	1,266	1,124
Loss from disposal of assets	—	25	1,996
Provision for allowances	(12)	(29)	(25)
Deferred lease rents	83	(49)	418
Accretion of interest on long term debt	10	13	25
Value of warrants issued	297	24	145
Value of stock-based employee compensation	184	229	—
Changes in operating assets and liabilities:
Accounts receivable	(691)	1,136	2,532
Accounts receivable from affiliates	47	43	50
Federal income taxes receivable	—	—	1,513
Prepaid expenses and other assets	(14)	8	139
Trade accounts payable and accrued expenses	3,693	970	(726)
Net operating cash flow from discontinued operations	1,279	(228)	(58)
Cash provided by (used in) operating activities	(1,384)	(474)	1,162
Cash flows from investing activities:
Capital expenditures	(37)	(138)	(268)
Business acquisition costs, net of cash acquired	(207)	—	(294)
Advances to Medical Resources Network, Inc.	—	(499)	—
Proceeds from sale of assets	—	—	557
Net investing cash flow from discontinued operations	—	(410)	(72)
Cash used in investing activities	(244)	(1,047)	(77)
Cash flows from financing activities:
Issuance of preferred stock	1,920	—	—
Issuance of common stock	14	143	—
Borrowings from related parties	—	302	—
Net borrowings (repayments) on revolving line of credit	2,213	(3,768)	492
Net (repayments) borrowings under factoring arrangement	(2,384)	3,885	—
Obligations not liquidated because of outstanding checks	(214)	529	(592)
Issuance (purchase) of treasury stock	—	90	(8)
Increase in debt obligations	1,053	—	295
Principal payments under debt obligations	(854)	(31)	(146)
Principal payments under capital lease obligations	(75)	(75)	(96)
Net financing cash flow from discontinued operations	(205)	(124)	(455)
Cash provided by (used in) financing activities	1,468	951	(510)
Change in cash and cash equivalents	(160)	(570)	575
Cash and cash equivalents at beginning of year	164	734	159
Cash and cash equivalents at end of year	$4	$164	$734
Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1,524	$1,170	$1,380
Cash paid (refunded) for taxes	$—	$—	$(1,620)
Non-cash investing and financing transactions:
Assets acquired under capital leases	$37	$100	$—
Accretion of discount on preferred stock	$448	$—	$—
Value of warrants issued in private placement to agents or advisors	$1,447	$—	$—
Prior year deferred issue costs for preferred stock	$25	$—	$—
Warrants exercised by reduction in debt due to holder of the warrant	$225	$—	$—
Net assets of MRN acquired	$282	$—	$—
Value of warrants issued to stockholders of MRN	$174	$—	$—
Purchase of property and equipment financed by the vendor	$—	$93	$—

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Description of Business

The Company is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations.  During 2004, the Company offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

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

Trade Accounts Receivable

Trade accounts receivable are reported in the consolidated balance sheets at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at December 31, 2004 and 2003 include approximately $215,000 and $4,000, respectively, of unbilled receivables that were billed in 2005 and 2004.  The Company generally does not charge interest on past due balances.

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

Intangible Assets

Intangible assets consist of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations.  Prior to 2002, intangible assets were being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms.  On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and certain intangibles are no longer subject to amortization.  Goodwill is subject to an annual impairment test, which the Company completed for the year ended December 31, 2004.  The Company determined that no adjustment to the carrying value of goodwill was required.

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

Obligations not liquidated because of outstanding checks

Under the terms and conditions of our factoring liability (see Note 6), all cash receipts deposited in our lockboxes are swept daily by our lender.  This procedure, combined with our policy of maintaining zero balances in the Company’s operating accounts, results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

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

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 were determined by the Corporation based on available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop fair value estimates.  Accordingly, estimates are not necessarily indicative of the amounts the Company may realize in a current market transaction.  The use of different market assumptions or estimates may have a material effect on the estimated fair value.  The fair value estimates are as of December 31 of the appropriate year and are not adjusted for changes in assumptions or circumstances that may arise after those dates.

The recorded values of cash and cash equivalents, trade accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short-term nature of these instruments.  The recorded amount of notes receivable from related parties approximates fair value due to the value of the collateral for those receivables.  The recorded value of the factoring liability and current and long-term debt approximate fair value due to the Company’s ability to obtain replacement borrowings at comparable interest rates.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2004, 2003 and 2002, advertising expenses were approximately $263,000, $303,000, and $359,000, respectively.

Earnings (Loss) Per Share

Both basic and diluted loss per share were determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.  The weighted average number of shares of common stock outstanding for calculating both basic and diluted loss per share was also the same.  Options and warrants to purchase 3,081,000 shares of common stock in 2004, 3,626,000 shares in 2003 and 4,496,000 shares in 2002 were not included in the computation of diluted earnings per share as the effect of including those options and warrants in the calculation would have been anti-dilutive.

Comprehensive Loss

For all periods presented, comprehensive loss is equal to net loss.

Self-Insurance Reserves

The Company was self-insured for its employee medical coverage.  Provisions for claims under the self-insured coverage are based on the Company’s actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits.  Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2004.

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

For options issued to employees and directors during the three years ended December 31, 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The weighted average fair value of options issued during the year ended December 31, 2004 was $1.15 per share, during the year ended December 31, 2003 was $0.31 per share, and during the year ended December 31, 2002 was $0.46 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003	2002
Expected option lives – in years	3.7	4.0	4.0
Expected volatility - %	107.0	99.6	84.1
Expected dividend rate - %	0.0	0.0	0.0
Risk-free interest rate - %	3.1	3.0	3.0

The following table illustrates the effect on net loss and net loss per share for the three years ended December 31, 2004 as if compensation cost for the Company’s options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

($ in thousands, except per share amounts)		2004	2003	2002

Net loss as reported		$(6,462)	$(3,882)	$(5,971)
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	184	229	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(229)	(236)
Pro forma net loss		$(6,462)	$(3,882)	$(6,207)

Basic and diluted loss per share		$(1.32)	$(1.27)	$(2.21)

Reclassifications

Certain previously reported amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”.  The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing, “ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005.  We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Statndards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.  This statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25.  Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  We do not believe that the adoption of FASB Statement 123 (R) will have a material effect on our results of operations since the Company currently follows FASB Statement No. 123.

2. Going Concern and Management Plans

As a result of the recession that started in 2000 and the impact it had had on the direct placement and temporary staffing industry, the Company’s revenues have declined approximately 67% from levels achieved in 2000.  The Company has also reported net losses for the last three years as a result of the decline in its business, and the Company’s current liabilities of $12.8 million exceed its current assets of $3.8 million as of December 31, 2004.

 The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  The Company operates with minimal cash balances as all cash receipts are deposited into the Company’s lockboxes, which are swept daily by its lenders (see Note 6).  While the Company has generally sought to borrow the maximum amounts available from these facilities during 2004, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2003 and 2004, the Company reduced staff and closed offices to reduce its funds outflow.  The Company has also not paid all employer and employee payroll taxes when due (see Note 18).  As a result of the past due payroll tax liability, the Company is in default under one of its lending agreements (see Notes 6 and 18).  In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company.  However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

Payroll tax liabilities incurred of approximately $3,558,000 as of December 31, 2004, have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service as discussed below.

In October 2004, the Internal Revenue Service (the “IRS”) placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables.  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until June 30, 2005.  The Company has not entered into a formal agreement with the other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time (see Note 6).  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 5).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resources Network, Inc. (see Note 3).  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to overcome this.

The Company is currently in negotiations to sell its Datatek division.  If a sale of Datatek is consummated, the cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  There can be no assurance at this time that a sale of Datatek will occur.  Datatek represented approximately 60% of our temporary and contract staffing revenue in 2004.  In accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-lived Assets, we are accounting for Datatek as a discontinued operation (see Note 4).

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

If a Datatek sale takes place, management believes that the Company will be able to secure other financing that will allow the Company to pursue an acquisition strategy, which when combined with improving market conditions and the restructuring of the Company’s present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing.  However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company’s creditors will give it the time needed to implement its plan.

The American Stock Exchange has delisted the Company which will make using the Company’s common stock in procuring financing more difficult.  The inability to obtain additional financing will have a material adverse effect on the Company’s financial condition.  It may cause the Company to delay or curtail its business plans or to seek protection under bankruptcy laws.

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

The Company closed its acquisition of certain assets of MRN in February 2004.  The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company’s assessment of fair values (amounts in thousands):

Assets received - accounts receivable	$421
Liabilities assumed – notes payable	(139)
Net assets received	282
Cash paid in 2003:
Advances to fund operations of MRN up to December 31, 2003	499
Cash paid in 2004:
To owners of MRN	11
To creditor of MRN to release accounts receivable	329
Cash provided by operations from January 1, 2004 to purchase date	(133)
Other purchase costs:
Value of warrants issued	174
Total cash paid plus other purchase costs	880
Total amount assignable to intangible assets	598
Amount assigned to non-compete agreements and contracts	(25)
Amount of goodwill	$573

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

The following table presents the unaudited pro forma condensed combined results of operations for the years ended December 31 2004 and 2003, assuming that the purchase of MRN’s assets occurred on January 1, 2003:

	Years ended December 31, 2004 and 2003
	As reported		Pro forma
	(Unaudited)		(Unaudited)
($ in thousands, except per share amounts)	2004	2003	2004	2003
Revenues	$23,264	$18,098	$23,691	$22,026
Net loss	$(6,462)	$(3,882)	$(6,388)	$(4,424)
Net loss applicable to common stockholders	$(7,076)	$(3,882)	$(7,002)	$(4,424)
Net loss per share – basic and diluted	$(1.44)	$(1.27)	$(1.43)	$(1.44)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  The Company estimated the revenue and net loss of MRN would be $3,928,000 and $542,000, respectively, for the period from January 1, 2003 to December 31, 2003.  These amounts are based on records provided to the Company by MRN, which have not been audited or tested for accuracy, adjusted for expenses paid on MRN’s behalf by the Company and for amortization of acquired intangibles.  Pro forma amounts for 2002 are not presented as the Company did not have a relationship with MRN prior to 2003.

Mountain, Ltd. (“Mountain”):

Effective December 20, 2002, the Company sold the operations of Mountain back to the former owners. The terms of this sale included: (a) a payment of $572,000 to the Company, (b) a contingent future payment of

$78,000, (c) the waiver of all amounts payable by the Company to the former owners, approximately $2.1 million, and (d) the retention by the Company of all of Mountain’s cash, accounts receivable, and accounts payable.  The warrants to purchase common stock of the Company issued to the former owners were also cancelled.  The loss incurred on the sale was approximately $1,997,000.  In 2002, Mountain’s contribution to the Company’s operating results included revenues of approximately $8.2 million, and an operating loss of $0.1 million.

4. Discontinued Operations

On February 1, 2005, the Company and Axtive Corporation, Inc. (“Axtive”) entered into an asset purchase agreement in which the Company will sell substantially all of the assets of Datatek Group Corporation (“Datatek”), headquartered in Phoenix, Arizona, to a subsidiary of Axtive.  The purchase price was to consist of up to $5 million in cash and 15,333,333 shares of Axtive stock.  As a result of this agreement, Datatek has been presented as a discontinued operation in accordance with SFAS No. 144 – Accounting for the Disposal or Impairment of Long-lived Assets.  Under this statement, the operating results of Datatek are presented separately from continuing operations in the accompanying financial statements for all periods presented.

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the asset purchase agreement.  As of the date of this filing, however, we are negotiating with other interested parties regarding the sale of Datatek.

The Company cannot provide any assurance that these negotiations will ultimately lead to a sale of the subsidiary.

Summarized information for Datatek is as follows:

	Year Ended December 31,
	(in thousands)
	2004	2003	2002
Revenue	$20,962	$32,444	$23,085
Gross Profit	$2,979	$4,368	$2,623
Income (loss) before income taxes	$1,256	$1,867	$548

	Balance at December 31,
	(in thousands)
	2004	2003
Current Assets
Cash & Cash Equivalents	$—	$(543)
Trade Accounts Receivable, net	2,203	3,701
Total Current Assets	2,203	3,158
Long-Term Assets
Intangibles, net	3,450	3,460
Other Assets	2	2
Total Long-Term Assets	3,452	3,462
Total Assets	$5,655	$6,620

Current Liabilities
Accounts Payable & Accrued Liabilities	$3,005	$2,697
Long-Term Liabilities
Notes Payable	—	205
Other	6	—
Total Long-Term Liabilities	6	205
Total Liabilities	$3,011	$2,902

5. Convertible Preferred Stock

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement.  In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The amount of dividends earned but not declared for the twelve months ending December 31, 2004 was $166,474 or $0.786 per share of Preferred Stock outstanding.

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

Warrants were issued to certain agents in connection with the offering.  The Company issued warrants for 169,428 shares of the Company’s common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years from their issue date, which was the date the parties executed their warrants.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004.  Since the Company reported a net loss before taxes for the year ending December 31, 2004, the exercise price for these warrants has been reduced to $0.00.  These warrants were valued at their market value at March 19, 2004 assuming that the exercise price was $0.00, which resulted in an intrinsic value for these warrants of approximately $989,754.  The fair value of warrants with an exercise price of $0.80 was calculated using the Black-Scholes option pricing model with the following average assumptions: an expected term of 2 years, an expected dividend yield of 0.0%, an expected stock price volatility of 107.16% and a risk-free interest rate of 1.72%.  The total fair value of these warrants was $457,340.

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

6.  Line of Credit and Factoring Facilities

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo a fee of 1.1% of the gross face amount of each eligible invoice for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility during 2004 was approximately $2,094,000.  The average interest rate on these borrowings was 24.9%.  The maximum and minimum amounts borrowed were $5,541,000 and $934,000, respectively, for the year ended December 31, 2004.

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

Wells Fargo, on June 14, 2004, declared that a default currently existed under the Wells Fargo Facility as a result of the Company not remitting all payroll taxes when due, although they continued to advance funds on accounts receivable from the Company.  However, Wells Fargo lowered the advance rate to 85% as compared to 90% and raised the discount fee by 1%, still subject to the $20,000 a month minimum.  Wells Fargo also continued to advance funds on the Company’s accounts receivable after the IRS subordinated their lien for unpaid payroll taxes to the Company’s senior lenders in November 2004.

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

The interest rate on the Greenfield loan is 8.0% above the prime rate.  There was a $200,000 commitment fee paid on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility for the year ended December 31, 2004 was approximately $2,276,000.  The average interest rate, including the unused line of credit fee, for the year was 17.4%.  The maximum and minimum amounts borrowed were $3,228,000 and $1,065,000.  The Company incurred fees of approximately $413,000.  Of these fees, approximately $242,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

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

7. Property and Equipment

Property and equipment consists of:

	December 31,
($ In Thousands)	2004	2003

Computer equipment and software	$3,783	$3,731
Furniture and equipment	1,092	1,080
Leasehold improvements	120	114
	4,995	4,925
Less accumulated depreciation and amortization	(4,632)	(4,238)
Property and equipment, net	$363	$687

Depreciation and amortization of property and equipment was approximately $395,000, $1,266,000, and $1,124,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  The depreciation for 2003 included approximately $368,000 in charges related to a change in the estimated lives of certain assets (see Note 1).  Also included in depreciation and amortization expense is amortization of assets under capital leases in 2004, 2003 and 2002 of approximately $62,000, $50,000 and $68,000.  The unamortized balance of assets under capital leases was approximately $88,000 and $114,000 at December 31, 2004 and December 31, 2003, respectively.  These assets are included in computer equipment.

8. Intangibles

Intangibles Subject to Amortization

Intangibles subject to amortization consist of non-compete agreements.  The non-compete agreements arose in relation to businesses purchased by the Company.  The gross carrying amount is the amount assigned to the non-compete agreement in the related purchase contract.  These agreements are amortized over their life, which is from one to five years.  The gross carrying amount and accumulated amortization are removed when fully amortized.

	December 31,
($ in Thousands)	2004	2003
Gross carrying amount	$25	$0
Accumulated amortization	(21)	—
Net carrying amount	$4	$0

The estimated amortization expense for the remaining life of the non-compete agreements is as follows: 2005 - $4,000.

Goodwill

Effective January 1, 2002, goodwill ceased to be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The carrying value for goodwill is the net amortized balance as of the date of adoption of SFAS No. 142, as adjusted.

	December 31,
($ In Thousands)	2004	2003
Balance at the beginning of the year	$3,610	$3,200
Goodwill acquired during year	573	410
Balance at the end of the year	$4,183	$3,610

The addition to goodwill during 2004 relates to the acquisition of MRN.  The addition to goodwill during 2003 related to contingent compensation to be paid to the owners of businesses acquired in prior years under their purchase contracts based on results of the operations during 2003.

9. Other Assets and Receivables from Affiliates

Other assets consist primarily of deposits of $161,000 in 2004 and $180,000 in 2003.  Receivables from affiliates consisted primarily of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, of $324,000 at December 31, 2004 and $358,000 at December 31, 2003 (see Notes 16 and 21).  The remaining balance at December 31, 2003 of $499,000 was the amount due from MRN for services provided to them during 2003.  The assets of MRN were acquired in February 2004 (see Note 3).

10. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of:

	December 31,
($ In Thousands)	2004	2003
Trade accounts payable	$1,651	$894
Accrued expenses	2,052	1,497
Accrued compensation	1,293	1,341
Accrued payroll expense	2,880	426
	$7,876	$4,158

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  The increase in accrued payroll expense primarily represents the non-payment of payroll tax liabilities due to the IRS.  Penalties and interest accrued at December 31, 2004 on the past due taxes of approximately $800,000 are included in accrued expenses.  In the future if the penalties and/or interest are abated, this accrual may decrease significantly.

11.  Long-Term Debt and Guarantees of Debt

Long-term debt consists of:

	December 31,
($ In Thousands)	2004	2003
Minimum deferred payment obligations:
Texcel acquisition	$270	$729
MRN Acquisition	102	—
J. Michael Moore promissory note	—	302
Colpitt promissory note	550	—
	922	1,031

Less current maturities	(867)	(1,031)
Total long-term debt	$55	$—

On October 8, 1998, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Texcel, Inc. and Texcel Technical Services, Inc. (collectively, “Texcel”).  As part of the purchase, the Company was obligated to make certain deferred payments to the prior owners.  Effective January 1, 2003, the Company entered into the Amended and Restated Forbearance and Amendment Agreements with the three prior owners of Texcel, which restructured the prior deferred payment obligation by the Company and cured a default thereunder.  Under the agreements, the Company’s obligation to repay the $746,800 in debt was deferred to June 30, 2004.  However, under certain circumstances allowed under the terms of the Greenfield Facility, monthly payments of principal could be made.  During 2003, $18,000 in principal payments were made.  Interest was payable monthly commencing in May 2003, with all past due interest to be paid by April 2003.  Under the new agreement, the interest rate was 12.5% per annum.  A total of approximately $110,000 in interest was paid during 2003.  In addition, the agreement amended the terms of the warrants that had been issued to these prior owners of Texcel.  The previously issued warrants were canceled and new warrants were issued that increased the number of shares available to a total of 100,000 and reduced the exercise price to $0.27 (see Note 13).

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

 On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note, payable on demand, bearing interest at 10% per annum.  The note was repaid during 2004 to fund the exercise of warrants.

Pursuant to a Note Purchase Agreement effective January 8, 1999, by and among the Company, Compass Bank (the “Bank”), DCRI L.P. No. 2, Inc. (L.P. No. 2), a company controlled by Mr. Moore, and Mr. Moore, the Company’s Chief Executive Officer, the Company was obligated to purchase from the Bank two promissory notes (the “Notes”) issued to the Bank by LP No. 2.  The Company has been notified by Mr. Moore that an entity in which he has a financial interest purchased these Notes in 2004 and eliminated the Company’s obligation to the Bank (see Note 16).

In February 2004, the Company acquired the assets of MRN (see Note 3).  Liabilities assumed in connection with this acquisition were approximately $139,000 and represented notes to certain shareholders of MRN.  The value of the notes represents the discounted value payable, based primarily on an interest rate of 16%, which represented an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities.  The initial gross amount due under the notes was approximately $161,000.  One note for approximately $3,000 was repaid by May 2004.  The other note for approximately $158,000 is being repaid in monthly installments of $5,000 and will be fully amortized by December 2006.  The principal balance of this note at December 31, 2004, was approximately $102,000.

In November 2004, the James R. Colpitt Trust loaned the Company $550,000 in the form of a participation agreement in the Greenfield Line of Credit (see Notes 6, 13 and 16).  This agreement allows for the participation in the accounts receivable collateral which secures the Greenfield Line of Credit.  This loan bears interest at the rate of prime plus 8%.

12.  Stock Options

Under provisions of the Company’s 1996 and 1998 Amended and Restated Nonqualified Stock Option Plans (the “Plans”), options to purchase an aggregate of 1,300,000 shares of our common stock may be granted to key personnel of the Company.  Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2003, 2002, and 2001 vest over periods generally ranging from two to three years and have a term of ten years.  There were approximately 104,000 shares available for additional grants at December 31, 2004 under the Plans.

The Company has also adopted the 1998 Non-Employee Director Stock Option Plan (the “Director Plan”).  Options to purchase an aggregate 300,000 shares of the Company’s common stock will be automatically granted as follows:  (i) each director who was serving at the time of the adoption of the Director Plan received an option for 15,000 shares of common stock, while each new director when elected or appointed receives the same award; and (ii) for those directors serving at the adoption of the Director Plan, they receive an additional option grant of 12,500 shares of common stock on January 1 of each year, while for directors elected or appointed after the adoption of the Director Plan, they receive the same award on the anniversary date that they were elected or appointed.  The grant vests quarterly over one year, and the options have a term of ten years.  The Director Plan expires in 2008.  There are 135,000 shares still available for grant under the Director Plan at December 31, 2004.

The following table summarizes the information with respect to stock options for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004		2003		2002
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of Year	1,522	$0.80	1,106	$3.34	1,243	$3.78
Granted	133	$1.15	1,424	$0.32	55	$0.74
Exercised	(25)	$0.24	(13)	$0.24	—	—
Cancelled	—	—	(405)	$7.73	—	—
Forfeited	(307)	$0.40	(590)	$1.70	(192)	$5.42
Outstanding, end of year	1,323	$0.94	1,522	$0.80	1,106	$3.34

Exercisable	783		428		865

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price

(shares in thousands)
Exercise Prices

$ 0.20 to $ 0.50	795	8.17	$0.24	372	$0.24
$ 0.54 to $ 1.75	346	7.74	$0.96	232	$0.93
$ 2.875 to $ 12.75	182	5.65	$3.93	179	$3.94
	1,323	7.71	$0.94	783	$1.29

During 2003, all employees with options outstanding with an exercise price of greater than $2.50 per share were provided the opportunity to exchange those options for options with an exercise price of $0.24 per share.  However, each employee would receive a new option for only 20% of the shares of common stock they surrendered.

Employees submitted options for 404,824 shares ranging in exercise price from $2.875 to $12.75 per share.  The compensation expense incurred for the repriced options was approximately $26,000.  The directors were also given this same opportunity, subject to shareholder approval.  One director indicated he would exchange options for 60,000 shares for a new option of 12,000 shares.

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

13.  Common stock and warrants

At December 31, 2004, the Company had 10,000,000 shares of $0.10 par value common stock, 1,000,000 shares of $1.00 par value preferred stock authorized, and 215,000 shares of $10 par value preferred stock authorized.  There were 5,353,693 shares of common stock outstanding at December 31, 2004, plus 360,559 shares of treasury stock are held by the Company.  There were no shares of $1.00 par value preferred stock outstanding at December 31, 2004.  There were 211,875 shares of $10 par value Series A convertible preferred stock outstanding at December 31, 2004.

During 2004, the Company issued 1,385,578 shares of common stock as a result of the exercise of stock options and warrants.

The Company has reserved 1,758,495 shares of common stock for issuance upon the exercise of outstanding warrants (see below).  The Company has also reserved 1,323,501 shares of common stock for grant or issuance under the Company’s stock option plans (see Note 12).

The Company was prevented from paying dividends on its common stock or acquiring any treasury stock under the terms of the Greenfield Facility, until its termination in December 2003.  The Company entered into a new agreement for a line of credit with Greenfield during 2004 (see Note 6), which has the same prohibition on the payment of dividends and the purchase of treasury stock.

The Company has issued warrants to employees, consultants and to former owners of acquired businesses.  All the warrants issued are vested.  The following table summarizes the information related to warrants for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of Year	2,104	$0.77	3,274	$0.55	378	$3.90
Granted, including modified warrants	1,009	$1.39	2,730	$0.17	3,305	$0.20
Exercised	(1,355)	$0.17	(1,200)	$0.19	—	—
Cancelled or modified	—	—	(2,700)	$0.16	(291)	$0.94
Forfeited	—	—	—	—	(118)	$0.57
Outstanding, end of year	1,758	$1.59	2,104	$0.77	3,274	$0.55

Warrants granted to employees:

In October 2002, in connection with a guarantee by Mr. Moore of a part of the Company’s obligation to GE Capital, the Company granted a warrant to purchase 2,700,000 shares of our common stock to Mr. Moore.  The warrant consisted of three tranches, each of 900,000 shares, at exercise prices of $0.13, $0.16 and $0.19 per share, respectively.  The warrant was to expire on May 30, 2008.  The fair value of the warrant was estimated on the date of grant to be approximately $110,000 using the Black-Scholes option-pricing model with the following assumptions:  an expected term of 2 years; an expected dividend rate of 0.0%; an expected stock price volatility of 84.08%; and a risk-free interest rate of 3.0%.   The fair value was charged to expense in 2002.

In February 2003, the Company changed the terms of the warrant.  The terms of the first tranche were changed to $0.15 per share, and the warrant expiration date was changed to December 31, 2003.  The change in terms was treated as a modification of the award under SFAS No. 123.  The value of the revised warrant was calculated using the Black-Scholes option-pricing model with the following assumptions:  an expected term of one year for the first tranche and two years for the other two tranches; an expected dividend yield of 0.00%; an expected stock price volatility of 98.65%; and a risk-free interest rate of 3.00%.  The value of the old warrant was calculated immediately before the issuance of the new warrant using the Black-Scholes option-pricing model with the same terms as the modified warrant, except that the expected term of each tranche was the lesser of the remaining expected life of the original warrant or the expected life of the modified warrant.  The incremental value of the modified warrant was approximately $9,000 and was charged to expense in 2003.  Mr. Moore exercised the first tranche for 900,000 shares in October 2003, the second tranche for 900,000 shares in April 2004, and the third tranche for 425,000 shares in May 2004.  The remaining 475,000 shares issuable upon exercise of the warrant are outstanding and exercisable as of December 31, 2004.

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

In January 2004, the Company issued warrants for a total of 50,000 shares of common stock to the owners of Medical Resource Network, Inc. in connection with the acquisition of the assets of that company.  The warrants have an exercise price of $0.65 per share and a term of five years.  The fair value of the warrants was estimated on the date of grant to be approximately $174,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 108.42%; and a risk-free interest rate of 2.61%.  The value of the warrants was charged to expense.

Warrants issued to consultants:

In December 2002, in connection with the completion of the refinancing of the GE Facility, the Company granted warrants to purchase 300,000 shares of our common stock to a consultant, at an exercise price of $0.30 per share.  The warrant was later transferred to Jack Pogue, a significant stockholder of the Company.  These shares were exercised during the second quarter of 2003.  The Company reissued 300,000 treasury shares in connection with the exercise.  The fair value of these warrants was estimated on the date of grant to be approximately $35,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 119.74%; and a risk-free interest rate of 3.00%.  The value of the warrants was charged to expense.

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

In January 2004, the Company entered into a contract with a company to provide investor relations services.  The company received warrants for a total of 100,000 shares of common stock at $1.38 per share, with a term of three years.  The fair value of the warrants was estimated on the date of grant to be approximately $76,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend yield of 0.00%; an expected stock price volatility of 105.52%; and a risk-free interest rate of 1.88%.  The value of the warrants was charged to expense.

In May 2004, the Company entered into a contract for consulting services.  As part of the compensation for their service, the Company issued a warrant to purchase 37,500 shares of common stock at $1.50 per share.  The warrant has a term of three years.  The fair value of the warrant was estimated on the date of grant to be approximately $32,000 using the Black-Scholes option-pricing model with the following assumptions: and expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 107.97%; and a risk-free interest rate of 2.34%.  The warrant was charged to expense.

Warrants issued to preferred shareholders:

In March 2004, the Company closed a private placement of preferred stock with certain accredited investors.  Warrants were issued to certain agents in connection with the offering.  We issued warrants for 169,428 shares of our common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years and were charged to expense in 2004.  In accordance with the warrant agreements, the warrant exercise price on the $2.00 per share and $3.50 per share warrants was reduced to $0.00 based on the Company reporting a net loss before taxes for the fiscal year ending December 31, 2004.  The effect of this change was charged to expense during 2004.

Warrants issued in connection with borrowings:

In November 2004, the James R. Colpitt Trust loaned the Company $550,000 in the form of a participation agreement in the Greenfield Line of Credit (see Notes 6, 11 and 16).  Warrants to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.96 were issued in connection with this loan.  These warrants have a term of three years and were charged to expense in 2004.

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

14.  Federal Income Taxes

There was no income tax provision for 2004 or 2003 as the Company did not record any net income tax benefit for its operating losses because of the uncertainty of realizing its deferred tax assets.  The income tax benefit for the year ended December 31, 2002 consisted of the following:

($ in thousands)	2002
Current tax benefit	$(30)
Deferred tax expense	—
Total tax benefit	$(30)

The difference between the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes and the Company’s tax benefit recognized in the Consolidated Statements of Operations was as follows:

	December 31,
($ In Thousands)	2004	2003	2002

Tax benefit at the statutory rate	$(2,624)	$(1,955)	$(2,226)
Other	262	41	—
State income taxes, net of federal income tax benefits	—	—	176
Tax benefit utilized by discontinued operations	427	635	186
Adjustments to deferred taxes	547	—	—
Increase in valuation allowance for deferred taxes	1,388	1,279	1,834
Income tax benefit	$—	$—	$(30)

Components of deferred tax assets and liabilities, at December 31, 2004 and 2003, were as follows:

	December 31,
($ In Thousands)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$5,613	$3,831
Reserves and accruals	685	405
Total deferred tax assets	6,298	4,236
Valuation allowance	(5,251)	(3,863)
Net deferred tax assets	1,047	373
Deferred tax liabilities:
Other, principally property and equipment and intangible assets	(1,047)	(373)
Total deferred tax liabilities	(1,047)	(373)
Net deferred taxes	$—	$—

The net change in the valuation reserve for the year ended December 31, 2004 was an increase of $1,388,000.  Because of the uncertainty of realizing its deferred tax assets, the Company maintains a valuation allowance so that net deferred taxes are zero.

The Company had federal net operating loss carryforwards of approximately $16.5 million as of December 31, 2004, which, if unused, expire as follows: 2005-2010 - $0.4 million and 2021-2024 - $16.1 million.  The Company has various state net operating loss carryforwards which, if unused, expire in varying amounts through 2024.  The Company does not believe that it will be able to use most of these state loss carryforwards.

15. Concentration of Credit Risk

The Company has maintained cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Excluding our Datatek division (see Note 4), revenues from the top 10 customers represented approximately 18% of total revenues in 2004 with no individual customer representing more than 3%.  Revenues from the top 10 customers represented approximately 21% of total revenues in 2003 with no individual customer representing more than 3%.  There were no individual customers that represented more than 5% of the outstanding accounts receivable as of December 31, 2004.

Including the Datatek division, the top six customers of the Company accounted for approximately 42% of our total 2004 revenue. A sale of Datatek, if consummated, will eliminate all of these top six customers.

16. Related Party Transactions

On April 21, 2002, the Company entered into an agreement with Mr. Moore and with DCRI L.P. No. 2 pursuant to which
Mr. Moore and DCRI L.P. No. 2 both executed promissory notes to the Company in the amount of approximately $105,000 and $289,000, respectively.  These notes had a balance of approximately $324,000 at December 31, 2004, and is shown in the consolidated balance sheet in “Receivables from affiliates.”  These notes are related to legal fees associated with a lawsuit with Ditto Properties Company (see Note 18).  These notes were repaid to the Company in the first quarter of 2005 (see Note 21).  Mr. Moore owns substantially all of the common stock of DCRI L.P. No. 2.

On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note (see Note 11).  This note was repaid during 2004 to fund the exercise of warrants of the Company’s common stock.

The Company incurred expenses to Pursuant Technologies Inc., previously More-O Corporation (“Pursuant”), of which
Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, for approximately $142,000, $97,000, and $95,000, respectively, in 2004, 2003 and 2002, for web site development and for software license fees.

The Company incurred expenses to Imology, previously Diaws, for $112,000, $118,000 and $122,000 in 2004, 2003 and 2002, respectively, to develop and maintain websites and further develop marketing programs using web technology.  Mr. Jack Pogue is a significant shareholder of both the Company and Imology.

Interest income from related parties amounted to approximately $15,000, $16,000, and $20,000 in 2004, 2003 and 2002, respectively.  Interest expense to related parties amounted to approximately $25,000 in 2004 and $5,200 in 2003.

On February 4, 2004, Samuel Hunter, a director, exercised options to purchase 6,250 shares of the Company’s common stock at an exercise price of $0.24 per share.  Total proceeds to the Company were $1,500.

On April 29, 2004, Mr. Moore exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.16 per share.  Total proceeds to the company were $144,000.

On May 4, 2004, Mr. Moore exercised warrants to purchase 425,000 shares of our common stock, at an exercise price of $0.19 per share.  Total proceeds to the company were $80,750.

In November 2004, the James R. Colpitt Trust loaned the Company $550,000 in the form of a participation agreement in the Greenfield Line of Credit (see Notes 6 and 11).  Mr. Colpitt is a beneficial owner of more than 5% of the Company’s voting stock.  This loan bears interest at the rate of prime plus 8%.  Warrants to purchase 350,000 shares of the Company’s common stock were issued in connection with this loan.

Mr. Moore and Mr. Colpitt are each 50% owners of Sipur Company LLC (“Sipur”).  In 2004, Sipur purchased two notes and the associated indebtedness of DCRI LP No. 2, Inc., which were formerly held by Compass Bank.  These notes had an aggregate principal balance of approximately $269,000, were collateralized by 168,500 of the 451,700 shares of the Company’s common stock that were held by DCRI LP No. 2.  These notes were also guaranteed by the Company.  Sipur has released the Company from its guaranty of the notes.

The above amounts and transactions are not necessarily indicative of the amounts and transactions that would have been incurred had comparable transactions been entered into with independent parties.

17. Employee Benefit Plan

In 1993, the Company implemented a 401(k) plan for the benefit of its employees.  The Company contributions to the plan in 2004, 2003 and 2002 totaled approximately $30,000, $45,000, and $67,000, respectively.  The Company currently matches 25% of the employee’s contribution up to 3% of their compensation.  Beginning in January 1998, the Company’s matching contributions were used to purchase its common stock.  In March 2002, the Company amended the plan to permit participants in the plan to have the right, at any time or times, to request that the plan sell all or any of the shares of the Company’s stock which have been allocated to such participant.

The Company has not made all of its payments to its 401(k) plan on a timely basis, which could result in penalties due.  At December 31, 2004, the Company had not forwarded approximately $132,000 to the administrator of the 401(k) plan for the period from August to December 2004.  To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.

The Company has a deferred compensation arrangement for certain highly paid employees.  Under this plan, the employee may defer up to 50% of their regular salary and bonus based on an election made before the start of the fiscal year.  The Company match is the same as in the 401(k) plan.  During 2004 and 2003, the Company match was approximately $7,000 and $6,000, respectively.  The employees are 100% vested in their deferred compensation.  The Company contributions vest at 10% each year for each year’s contribution.  In addition, there is an accelerated vesting for those employees who are 59 ½ or older, with 100% vesting by age 65.  Employees who are eligible for this plan are chosen by the Board of Directors.  The amounts deferred by the employee plus the Company contribution are remitted to an insurance company for investment; however, the Company is the beneficiary of the policy.  The plan is, therefore, unfunded and any amounts due participants are not secured in the event of a bankruptcy filing.  At December 31, 2004, the balance due under the deferred compensation plan to participants, including Company contributions that have not vested, was approximately $76,000.

The Company has not made all of its payments to its deferred compensation plan on a timely basis, which could result in penalties due.  At December 31, 2004, the Company had not forwarded approximately $24,000 of contributions due to the plan.  To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.

18. Commitments and Contingencies

Operating and Capital Leases

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized under SFAS No. 13, Accounting for Leases.  Rental expenses associated with operating leases were approximately $1,457,000, $1,252,000, and $1,706,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  Amortization of assets recorded under capital leases was included in depreciation expense.  Certain of the operating leases have escalating rent payments.

The following is a summary of future minimum lease payments for all operating and capital leases and the related present value of capital leases:

( $in Thousands)	Operating	Capital
Year	Leases	Leases
2005	$948	$53
2006	850	46
2007	826	12
2008	791	—
2009	659	—
Thereafter	1,419	—
Total minimum lease payments	$5,493	111
Less: Amounts representing interest		(11)
Present value of future lease payments		100
Less: Current portion of obligations		(45)
Long-term portion of obligations		$55

Payroll Taxes

As of December 31, 2004, payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below.

In October 2004, the IRS placed liens on the assets of two of the Company’s subsidiaries.  After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company’s past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its accounts receivable (see Note 6).  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due.  If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lenders will stop funding the Company’s operations.  The IRS has extended the subordination agreement with one subsidiary of the Company until May 30, 2005.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  The Company has not entered into a formal agreement with the other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lenders to remove their financing.  This would have a material adverse affect on the Company’s financial condition.

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

As of December 31, 2004, the Company is also involved in certain other litigation and disputes. With respect to these matters, management believes the claims against the Company are without merit and believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

19. Restructuring and Severance Expenses

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

20. Selected Quarterly Financial Data

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

In the first quarter of 2005, the Company announced that it entered into a definitive agreement to sell substantially all of the assets of the Datatek division.  In accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets, the operating results for Datatek are presented separately in the financial statements for all periods presented.  We have adjusted the quarterly results for 2004 and 2003.

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

	(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2004	Quarter ending June 30, 2004	Quarter ending September 30, 2004	Quarter ending December 31, 2004	Total
As reported:
Net service revenues:
Direct placement services	$1,981	$1,982	$2,536	$2,143	$8,642
Temporary and contract staffing	3,307	3,928	3,872	3,515	14,622
Total	$5,288	$5,910	$6,408	$5,658	$23,264
Gross profit	$2,864	$3,039	$3,579	$3,181	$12,663
Loss from continuing operations before income taxes	$(2,229)	$(1,901)	$(1,583)	$(2,005)	$(7,718)
Income from discontinued operations, net of taxes	324	196	532	204	1,256
Net loss	$(1,905)	$(1,705)	$(1,051)	$(1,801)	$(6,462)
Net loss applicable to common shareholders	$(2,361)	$(1,758)	$(1,104)	$(1,853)	$(7,076)
Net loss per share – basic and diluted	$(0.59)	$(0.36)	$(0.21)	$(0.35)	$(1.44)
Weighted average number of shares outstanding, in thousands	3,985	4,932	5,354	5,354	4,909

	(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2003	Quarter ending June 30, 2003	Quarter ending September 30, 2003	Quarter ending December 31, 2003	Total

Net service revenues:
Direct placement services	$1,996	$2,131	$2,257	$2,096	$8,480
Temporary and contract staffing	2,425	2,316	2,919	1,958	9,618
Total	$4,421	$4,447	$5,176	$4,054	$18,098
Gross profit	$2,683	$2,842	$3,046	$2,648	$11,219
Loss from continuing operations before income taxes	$(1,017)	$(1,279)	$(1,161)	$(2,292)	$(5,749)
Income from discontinued operations, net of taxes	606	697	222	342	1,867
Net loss	$(411)	$(582)	$(939)	$(1,950)	$(3,882)
Net loss applicable to common shareholders	$(411)	$(582)	$(939)	$(1,950)	$(3,882)
Net loss per share – basic and diluted	$(0.15)	$(0.21)	$(0.31)	$(0.53)	$(1.27)
Weighted average number of shares outstanding, in thousands	2,735	2,835	3,035	3,649	3,062

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

21. Subsequent Events

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

Colpitt Loans

In the first quarter of 2005, the James R. Colpitt Trust (“Colpitt Trust”) loaned the Company additional funds under two distinct agreements.  The first promissory note for $175,000 was dated January 3, 2005.  This note bears interest at the rate of 12% per year.  In consideration for this note, warrants to purchase 200,000 shares of the Company’s common stock were issued to the Colpitt Trust and its agent at an exercise price of $0.50 per share.  The second agreement was a $1 million line of credit and was dated March 1, 2005.  This line of credit bears interest at the rate of 12% per year.  A $2,000 origination fee was paid upon establishing this line of credit.  For each draw on this line of credit, the Company shall issue a warrant to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  In accordance with the line of credit agreement, warrants to purchase 137,500 shares of common stock at an exercise price of $0.27 and warrants to purchase 143,750 shares of common stock at an exercise price of $0.12 were issued to the Colpitt Trust in March, April and May 2005 in connection with advances on the line of credit.  Additionally in accordance with the line of credit agreement, Mr. Moore, CEO of the Company, was issued warrants to purchase 137,500 shares of common stock at an exercise price of $0.27 and warrants to purchase 143,750 shares of common stock at an exercise price of $0.12 in consideration for collateral provided for the line of credit.  The outstanding balance of this line of credit was $725,000 as of May 13, 2005.

Moore Notes

In the 1st quarter of 2005, Mr. Moore repaid the Company approximately $324,000 which represented the principal amount outstanding of the note receivable due to the Company from Mr. Moore and DCRI LP No. 2 (see Notes 9 and 16).

Greenfield Renewal

Previously disclosed in Notes 6.

Datatek Sale

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the Datatek asset purchase agreement (see Note 4).  As of the date of this filing, the Company is negotiating with other interested parties regarding the sale of Datatek.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Corporate Resources, Inc. and Subsidiaries

Dallas, Texas  75231

Our report on the audit of the consolidated financial statements of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2004 and 2003 and for the years then ended, which contains an explanatory paragraph on the Company’s ability to continue as a going concern, is included in the Company’s Annual Report on Form 10-K on page F-2.  We have also audited the accompanying financial statement schedule on page F-36 for the years ended December 31, 2004 and 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

May 24, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors

Diversified Corporate Resources, Inc.:

Our report on the consolidated financial statements of Diversified Corporate Resources, Inc. and subsidiaries for the year ended December 31, 2002, which contains an explanatory paragraph on the Company’s ability to continue as a going concern, is included on page F-3.  In connection with our audit of such consolidated financial statements, we have also audited the accompanying financial statement schedule for the year ended December 31, 2002 on page F-36.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 27, 2003

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts for the Three Years Ended December 31, 2004, 2003 and 2002

	Balance at Beginning Of Period	Provisions Charged to Costs & Expenses	Provisions Charged to Revenues (1)	Deductions	Balance at End of Period
For the Year Ended December 31, 2004:
Trade accounts receivable allowances	$259,000	$265,000	$772,000	$1,049,000	$247,000
Valuation allowance for net deferred tax asset	$3,863,000	$1,388,000	$—	$—	$5,251,000

For the Year Ended December 31, 2003:
Trade accounts receivable allowances	$288,000	$88,000	$1,008,000	$1,125,000	$259,000
Valuation allowance for net deferred tax asset	$2,584,000	$1,279,000	$—	$—	$3,863,000

For the Year Ended December 31, 2002:
Trade accounts receivable allowances	$314,000	$97,000	$1,168,000	$1,291,000	$288,000
Valuation allowance for net deferred tax asset	$750,000	$1,834,000	$—	$—	$2,584,000

(1)                                  Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.