Form 10-Q
period 2005-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-06-30
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of May 31, 2005, 5,353,693 shares of the registrant’s common stock were outstanding, plus 360,559 shares of common stock are held by the registrant as treasury stock.

Table of Contents

Diversified Corporate Resources, Inc.

Part l.  Financial Information

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004

Net service revenues:
Direct placement services	$1,671	$1,981
Temporary and contract staffing services	3,524	3,307
	5,195	5,288

Direct cost of temporary and contract staffing services	2,504	2,424

Gross profit	2,691	2,864

Operating expenses:
Selling expenses	1,638	1,819
General and administrative expenses	1,781	3,114
Stock-based employee compensation	22	79
Depreciation and amortization	68	138
	3,509	5,150
Other expense (income) items:
Interest expense, net	295	165
Gain on early extinguishment of debt	—	(222)
	295	(57)

Income tax provision	—	—

Loss from continuing operations	(1,113)	(2,229)

Income from discontinued operations, net of tax	140	324

Net loss	(973)	(1,905)

Accretion of discount on preferred stock	—	(448)
Cumulative preferred stock dividends earned but not declared	(53)	(8)

Net loss applicable to common stockholders	$(1,026)	$(2,361)

Net loss per share from continuing operations applicable to common stockholders – basic and diluted	$(0.22)	$(0.67)

Net income per share from discontinued operations	$0.03	$0.08
Net loss per share applicable to common stockholders – basic and diluted	$(0.19)	$(0.59)

Weighted average common shares outstanding – basic and diluted	5,354	3,985

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4	$4
Trade accounts receivable, less allowance for doubtful accounts of $247 and $247, respectively	3,852	3,692
Other current assets	360	147
Total current assets	4,216	3,843
Property and equipment, net	315	363
Other assets:
Intangibles, net	4,183	4,187
Receivables from affiliates	—	311
Other	163	161
Net assets held for sale	5,036	5,655
Total Assets	$13,913	$14,520

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued expenses	$7,934	$7,876
Obligations not liquidated because of outstanding checks	527	315
Borrowings under line of credit agreement	2,409	2,213
Factoring liability	875	1,501
Current maturities of long-term debt	1,306	867
Current maturities of capital leases	46	45
Total current liabilities	13,097	12,817
Deferred lease rents	477	481
Capital lease obligations, net of current maturities	42	55
Long-term debt, net of current maturities	42	55
Net liabilities held for sale	3,020	3,011
Total liabilities	16,678	16,419
Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued and outstanding in 2005 and 2004	448	448
Common stock, $0.10 par value, 10,000 shares authorized; 5,714 shares issued and 5,354 shares outstanding in 2005 and 2004	571	571
Additional paid-in capital	16,000	15,893
Retained deficit	(18,662)	(17,689)
Common stock held in treasury (361 shares), at cost	(907)	(907)
Receivable related to stock issued	(215)	(215)
Total stockholders’ equity (deficit)	(2,765)	(1,899)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,913	$14,520

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flow from operating activities:
Net loss from continuing operations	$(1,113)	$(2,229)
Net income from discontinued operations	140	324
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	68	138
Gain on extinguishment of debt	—	(222)
Provision for allowances	—	(56)
Deferred lease rents	(4)	98
Accretion of interest on debts	3	1
Value of warrants issued	85	76
Value of stock-based employee compensation	22	79
Changes in operating assets and liabilities:
Accounts receivable	(173)	(671)
Accounts receivable from affiliates	324	34
Prepaid and other assets	(220)	(428)
Trade accounts payable and accrued expenses	58	1,866
Net operating cash flow from discontinued operations	628	764
Cash used in operating activities	(182)	(226)
Cash flows from investing activities:
Capital expenditures	(11)	(20)
Business acquisition costs, net of cash acquired	—	(207)
Cash used in investing activities	(11)	(227)
Cash flows from financing activities:
Issuance of common stock	—	15
Issuance of preferred stock, net of issue costs	—	1,920
Repayment of debt to related party	—	(50)
Net borrowings (repayments) on revolving line of credit	196	1,490
Net repayments under factoring arrangement	(626)	(2,533)
Obligations not liquidated because of outstanding checks	212	(128)
Principal payments under debt obligations	(102)	(202)
Borrowings under debt obligations	525	—
Principal payments under capital lease obligations	(12)	(36)
Net financing cash flow from discontinued operations	—	(124)
Cash flows from financing activities	193	352
Change in cash and cash equivalents	—	(101)
Cash and cash equivalents at beginning of year	4	164
Cash and cash equivalents at end of period	$4	$63

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The Company’s condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2004, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Trade Accounts Receivable:  Trade accounts receivable are reported in the consolidated balance sheets at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at March 31, 2005 and December 31, 2004 include approximately $368,000 and $215,000, respectively, of unbilled receivables.  The Company generally does not charge interest on past due balances.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  Management believes no impairment of its long-term assets existed at March 31, 2005 based on their carrying value.

Obligations not liquidated because of outstanding checks:  Under the terms and conditions of the factoring arrangement and the line of credit (see Note 6), all cash receipts deposited in our lockboxes are swept daily by our lenders.  This procedure, combined with our policy of maintaining zero balances in the Company’s operating accounts, results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

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

Advertising Costs:  Advertising costs are expensed as incurred.  For the three months ended March 31, 2005 and 2004, advertising expenses were approximately $56,000 and $87,000, respectively.

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

For options issued during the three months ended March 31, 2005 and 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the three months ended March 31, 2005 was approximately $0.16 per share and during the three months ended March 31, 2004 was approximately $1.68 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	213.67%	105.49%
Risk-free interest rate	3.46%	2.64%
Expected option lives	4.0 years	3.6 years

The Company recognized stock-based employee compensation expense of approximately $22,000 for the three months ended March 31, 2005, and $79,000 for the three months ended March 31, 2004.

Loss per share:  The net loss applicable to common stockholders was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,480,333 shares of common stock and warrants to purchase 2,233,495 shares of common stock in 2005, and options to purchase 1,560,401 shares of common stock and warrants to purchase 2,650,404 shares of common stock in 2004, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  The conversion feature of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 67% from levels achieved in 2000.  We reported net losses for the last four fiscal years as a result of the decline in our business, and expect to report a loss for the 2005 fiscal year.  In addition, the Company’s current liabilities of $13.1 million exceed its current assets of $4.2 million.

The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  We operate with minimal cash balances as all cash receipts are deposited into our lockboxes, which are swept daily by our lenders.  While we have generally sought to borrow the maximum amounts available from these facilities during 2005, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in our having to use other measures to continue to fund operations.

During 2004, we reduced staff and closed agencies to reduce funds outflow.  We had also not paid all employer and employee payroll taxes when due.  As a result of these past due payroll tax liabilities, we are in default under one of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these actions have or may result in penalties and/or fines for late payments or may involve legal actions against us.  However, our management believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

The Company incurred payroll tax liabilities of approximately $3,558,000 in 2004 that have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below.

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

In the first quarter of 2004, the Company completed the sale of a new issue of the Company’s preferred stock (see Note 5).  Each share of preferred stock is convertible into ten shares of the Company’s common stock.  The sale was closed in March 2004 and generated net proceeds to the Company of approximately $1.9 million.  This capital was used for general working capital purposes and to acquire certain assets of Medical Resource Network, Inc (see Note 4).  While this financing provided much needed capital to help offset the Company’s negative cash flow, it did not provide enough funds to overcome this.

The Company is in negotiations to sell one of its subsidiaries, Datatek Group Corporation (“Datatek”), headquartered in Phoenix, Arizona.   The proceeds received from this sale should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Because negotiations are in the early stages, the Company cannot be assured that a sale will occur.  The unit to be sold represented approximately 54% and 60% of our temporary and contract staffing revenue for the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively.

The Company is continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance to the Company in meeting its capital requirements and pursuing its business strategy.  One of these strategies is to seek acquisitions to replace the revenues that could be lost in the sale of Datatek by acquiring small companies, where their back office operations can be absorbed into the Company’s own.  There can be no assurance that the Company will be successful in implementing the changes necessary to accomplish these objectives, or if it is successful, that the changes will improve its cash flow and liquidity.

If a sale of Datatek takes place, management believes that the Company will be able to secure other financing that will allow it to pursue its acquisition strategy, which when combined with improving market conditions and the restructuring of its present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing.  However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company’s creditors will give it the time needed to implement its plan.  The inability to obtain additional financing will have a material adverse effect on the Company’s financial condition.  It may cause the Company to delay or curtail its business plans or to seek protection under bankruptcy laws.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 1, 2005, the Company and Axtive Corporation, Inc. (“Axtive”) entered into an asset purchase agreement in which the Company will sell substantially all of the assets of Datatek Group Corporation (“Datatek”), headquartered in Phoenix, Arizona, to a subsidiary of Axtive.  The purchase price was to consist of up to $5 million in cash and 15,333,333 shares of Axtive stock .  As a result of this agreement, Datatek has been presented as a discontinued operation in accordance with SFAS No. 144 – Accounting for the Disposal or Impairment of Long-lived Assets.  Under this statement, the operating results of Datatek are presented separately from continuing operations in the accompanying financial statements for all periods presented.

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the asset purchase agreement.  As of the date of this filing, however. we are negotiating with other interested parties regarding the sale of Datatek.

The Company cannot provide any assurance that these negotiations will ultimately lead to the sale of the subsidiary.

Summarized information for Datatek is as follows:

	Quarter Ended March 31, (in thousands)
	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$4,158	$6,079
Gross Profit	$578	$934
Income (loss) before income taxes	$140	$324

	Balance at, (in thousands)
	3/31/05	12/31/04
	(Unaudited)
Current Assets
Trade Accounts Receivable, net	$1,586	$2,203

Long-Term Assets
Intangibles, net	3,448	3,450
Other Assets	2	2
Total Long-Term Assets	3,450	3,452
Total Assets	$5,036	$5,655

Current Liabilities
Accounts Payable & Accrued Liabilities	$3,014	$3,005
Long-Term Liabilities
Other	6	6
Total Liabilities	$3,020	$3,011

NOTE 4 - MEDICAL RESOURCE NETWORK, INC. (“MRN”):

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

The liabilities assumed of approximately $139,000 represented notes to certain shareholders of MRN.  The value of the notes represents the discounted value payable, based primarily on an interest rate of 16%, which represented an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities.  The gross amount due under the notes was approximately $161,000.  One note for approximately $3,000 was repaid by May 2004.  The other note for approximately $158,000 is being repaid at $5,000 per month and will be fully amortized by December 2006.  The balance of this note as of March 31, 2005, was approximately $91,000.

The stockholders of MRN were issued warrants to purchase 50,000 shares of the Company’s common stock as part of the purchase.  The warrants have a term of 5 years, an exercise price of $0.65, and were immediately vested.  The fair value of the warrants was estimated on the date of grant to be approximately $174,000 using the Black-Scholes option-pricing model.

The amount of the intangibles assigned to the non-compete agreement and contracts purchased was amortized over a one year period, which represented the life of non-compete agreement.  The remainder of the intangibles representing goodwill will be valued along with the Company’s other goodwill yearly.

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

The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2004, assuming that the purchase of MRN’s assets occurred on January 1 of that year:

	Three months ended March 31,
($ in thousands, except per share amounts)	As reported (Unaudited) 2004	Pro forma (Unaudited) 2004
Revenues	$5,288	$5,715
Net loss	$(1,905)	$(1,831)
Net loss applicable to common stockholders	$(2,361)	$(2,287)
Net loss per share – basic and diluted	$(0.59)	$(0.57)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  These amounts are based on records provided by MRN to the Company, which have not been audited or tested for accuracy, adjusted for amortization of certain acquired intangibles.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The cumulative amount of dividends earned but not declared at March 31, 2005 was approximately $219,442 or $1.036 per share of Preferred Stock outstanding.

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

Warrants were issued to certain agents in connection with the offering.  The Company issued warrants for 169,428 shares of the Company’s common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share.  These warrants have a term of three years from their issue date, which was the date the parties executed their warrants.  The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004.  Since the Company reported a net loss before taxes for the year ended December 31, 2004, the exercise price for these warrants has been reduced to $0.00.  These warrants were valued at their market value at March 19, 2004 assuming that the exercise price was $0.00, which resulted in an intrinsic value for these warrants of approximately $989,754.  The fair value of warrants with an exercise price of $0.80 was calculated using the Black-Scholes option pricing model with the following average assumptions: an expected term of 2 years, an expected dividend yield of 0.0%, an expected stock price volatility of 107.16% and a risk-free interest rate of 1.72%.  The total fair value of these warrants was $457,340.

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

NOTE 6 - LINE OF CREDIT AND FACTORING FACILITIES

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo for those invoices a discount of 1.1% of the gross face amount of each account for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility for the three months ended March 31, 2005 was approximately $1,257,000.  The average interest rate on these borrowings for the period was 33.7%.  The maximum and minimum amounts borrowed were $1,615,000 and $925,000, respectively, for the three months ended March 31, 2005.  The balance at March 31, 2005 of $875,000 is net of the collected reserve of approximately $87,000.

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

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit (“Greenfield”) on March 12, 2004, while still maintaining the credit facility with Wells Fargo.  Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company’s receivables and other security interests.   The term of the Greenfield line of credit facility (the “Greenfield Facility”) is due on demand, but if demand is not made, no later than the maturity date, which was March 12, 2005.  On March 12, 2005, the Company has entered into an amendment with Greenfield that extends the maturity date to March 12, 2006.  The Company does not have to be in default under the Greenfield Facility for demand to be made.  All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company’s obligation to Greenfield.

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee incurred on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amount borrowed under the Greenfield Facility during the quarter ended March 31, 2005, was approximately $2,099,000.  The maximum and minimum amounts borrowed were $2,490,000 and $1,768,000, respectively, for the same period.  The average interest rate, including the unused line of credit fee and other fees, was 18.9%.  In addition, the Company incurred fees of approximately $207,000 during the quarter.  Of these fees, approximately $200,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

As a result of our non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004.  Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement.  The Company incurred approximately $51,000 in fees for the agreement.  On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS.  Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000.  The Company incurred $50,000 in fees for the amended agreement.  The Amended Forbearance Agreement has not been renewed, but Greenfield continues to fund the Company under its line of credit.  On March 12, 2005, the Company entered into the Second Amendment to the Loan and Security Agreement with Greenfield which acknowledges that the Company has extended the subordination of its lien with the IRS for the payment of the past due taxes; extends the maturity date of the loan agreement to March 12, 2006; and amends the borrowings on direct placement revenues to 35% of net availability subject to a cap of $1,250,000.  As noted above, the Company incurred $200,000 in fees for the amended agreement.

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the three months ended March 31, 2005 and 2004:

($ in thousands)	2005	2004
Interest paid	$285	$572
Income taxes paid	—	—
Non-cash transactions for investing and financing activities:
Accretion of discount on preferred stock	—	448
Value of warrants issued in private placement to agents or advisors	—	1,447
Prior year deferred issue costs for preferred stock	—	25
Acquisition of the assets of MRN:
Net assets received	—	282
Value of warrants issued to stockholders of MRN	—	174

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accrued expenses and debt:

Other current assets

($ In Thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Prepaid insurance	$117	$31
Prepaid software licenses	39	45
Other prepaid expenses	4	11
Debt origination costs	200	60
Total other current assets	$360	$147

Property and equipment

($ In Thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Computer equipment and software	$3,795	$3,783
Furniture and equipment	1,092	1,092
Leasehold improvements	120	120
	5,007	4,995
Less accumulated depreciation and amortization	(4,692)	(4,632)
Property and equipment, net	$315	$363

The unamortized balance of assets under capital leases was approximately $77,000 and $88,000 at March 31, 2005 and December 31, 2004, respectively.  These assets are included in computer equipment.

Intangibles subject to amortization

Intangibles subject to amortization consist of contracts purchased and non-compete agreements.  These intangibles arose in relation to assets of businesses purchased by the Company.  These intangibles are amortized over their estimated life, which is one year.  The gross carrying amount and accumulated amortization are removed when fully amortized.

($ in Thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Contracts and non-compete agreements of MRN	25	25
Accumulated amortization	(25)	(21)
Net carrying amount	$—	$4

Goodwill

There was no change in goodwill for the three months ended March 31, 2005.

Long-term assets

Other assets consist primarily of deposits of $163,000 and $161,000 at March 31, 2005 and December 31, 2004, respectively.  Receivables from affiliates consisted primarily of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, at December 31, 2004.  This note was repaid in the 1st quarter of 2005.

Trade accounts payable and accrued expenses

($ In Thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Trade accounts payable	$1,629	$1,651
Accrued expenses	2,050	2,052
Accrued compensation	1,289	1,293
Accrued payroll expense	2,966	2,880
Total accounts payable and accrued expenses	$7,934	$7,876

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  Penalties and interest accrued at March 31, 2005 on the past due taxes of approximately $800,000 are included in accrued expenses.  In the future if the penalties and/or interest are abated, this accrual may decrease significantly.

Debt

($ In Thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Minimum deferred payment obligations:
Texcel acquisition	$270	$270
MRN acquisition	91	102
Colpitt Participation Note	550	550
Colpitt Promissory Note	87	—
Colpitt Line of Credit	350	—
	1,348	922
Less current maturities	(1,306)	(867)
Total long-term debt	$42	$55

Additions to debt during 2005 represent the following:

Colpitt Promissory Note – Short-term note from the James R. Colpitt Trust with an original principal amount of $175,000, dated January 3, 2005.  This note bears interest at a rate of 12% per year.  Repayments during the quarter amounted to $88,000 and interest incurred during the quarter on this note was approximately $4,000.  Mr. Colpitt and his agent were granted warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share as additional consideration for this financing.

Colpitt Line of Credit – Short-term $1 million line of credit, dated March 1, 2005.  This line of credit bears interest at the rate of 12% per year, and is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.   Warrants to purchase 281,250 shares of common stock at exercise prices ranging from $0.12 to $0.27 have been issued to the Mr. Colpitt in 2005 in connection with advances on the line of credit.  Mr. Moore has been granted the same amount of warrants with the same terms during 2005.  The outstanding balance of this line of credit is $725,000 as of May 31, 2005.

Shareholder’s Equity (Deficit)

We have a $215,000 note receivable from a former officer of the Company that is secured by 141,000 shares of common stock of the Company.  Under the note receivable, the balance can be paid by the surrender of these shares to the Company.  During the quarter, we received a written request to execute such an exchange, however, the Company has not received all paperwork necessary to either transfer the shares into treasury stock or cancel the shares from its outstanding total.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

Payroll tax liabilities incurred of approximately $3,558,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll (see Note 2).  Until the past due balance is repaid and our negotiations with the IRS are complete, we are unsure at this time of the total amount of penalties and interest we will pay.  At March 31, 2005, the Company had approximately $800,000 in penalties and interest accrued for the past due payroll taxes.  Since entering into the subordination agreement with the IRS (see Note 2), the Company has paid all federal payroll taxes due after that date on a timely basis.  If the Company does not timely pay all payroll taxes, the subordination agreement will be terminated and our senior lenders will not continue to fund the Company.

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At March 31, 2005, approximately $190,000 of contributions to the 401(k) plan had not been paid for the period from October 2004 to March 2005.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at March 31, 2005 was approximately $32,000 for contributions from May 2004 to March 2005.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

NOTE 9 – SUBSEQUENT EVENT

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the Datatek asset purchase agreement (see Note 3).  As of the date of this filing, the Company is negotiating with other interested parties regarding the sale of Datatek.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005

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

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately

50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2004, we had largely shifted the composition of our revenues, with 61% of our revenues generated through temporary and contract staffing and 39% of our revenues from direct placement activities.  We continued this shift during the first quarter of 2005 with 68% of our revenue being generated through temporary and contract staffing services.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes require us to evaluate our fixed costs to be more in line with our new revenue model.  In 2005, gross margins decreased to 51.8% of revenue as compared to 54.2% in 2004.  Direct Placement revenues were 32% of total revenue in 2005 as compared to 38% of total revenue in 2004.  General and administrative expenses decreased by $1.3 million from 59% of revenues or $3.1 million in 2004, to 34% of revenues or $1.8 million during 2005.  Primary contributors to this decrease were a $0.4 million decrease in professional fees related to the non-recurring increased audit and legal fees during 2004, a $0.2 million decrease in non-recurring penalties accrued in the 1st quarter of 2004 due to late payment of taxes, a $0.2 million decrease in rent and a $0.1 million decrease in salaries due to the effects of restructuring during 2004 as discussed below, a $0.2 million decrease in group insurance costs due to lower employee claims experienced in 2005, and a $0.1 million decrease in investor relations expenses due to cost cutting efforts in 2005.  Management expects general & administrative expenses to remain in the 30% - 40% range of revenues in 2005 as we continue to work on cost cutting measures.  These cost cutting measures will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley in the 2nd half of 2005.

We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to improve our cash flow from operations over the next year.  If these changes are not accomplished, we may be unable to continue as a going concern.

Proposed Sale of Datatek

We are in negotiations to sell Datatek Group Corporation (“Datatek”), a wholly-owned subsidiary of the Company.  Datatek is primarily involved in temporary and contract staffing and represented approximately 60% of our 2004 temporary and contract staffing gross revenue.  We are reporting Datatek as a discontinued operation in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If a sale of Datatek is consummated, it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  We believe that a sale will reduce our exposure to the information technology industry and allow us to re-evaluate our sources of revenue.  A Datatek sale will greatly improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our immediate operating results.  This will mean that we will have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.  Because negotiations are in the early stages, the Company cannot be assured that the sale will occur.

Restructuring

In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis.  Since severance pay was offered in association with layoffs that occurred in the 3rd quarter and some phases of the restructuring occurred in later periods, the primary effects of the cost savings were not noticeable until this quarter.  Total operating expenses have decreased approximately $1.6 million or 32% in the 1st quarter of 2005 as compared to the same period in 2004.  Every office and agency of the Company was evaluated resulting in:  (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures.  All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital.  However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

Our Position in the Industry

The staffing industry is highly fragmented with numerous national, regional and small local firms all competing.  Many of these smaller companies either have not repositioned themselves for the changing marketplace or lack the financial resources to continue after four extremely difficult recession years.  As noted, we face competition from several competitors who are larger and have greater financial resources. However, we believe that we have several favorable attributes which give us an advantage over smaller competitors:

•                  a superior growing database of approximately 850,000 highly specialized individuals in the technology, engineering and healthcare industries;

•                  the ability to attract Fortune 500 clients; and

•                  our leadership within the industry organization National Association of Personnel Services (“NAPS”).

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2005 Compared to The Three Months Ended March 31, 2004

Service Revenues and Gross Profit

($ in thousands)	2005	2004	Difference

Direct placements	$1,671	$1,981	$(310)
Temporary and contract staffing	3,524	3,307	217
Net service revenues	5,195	5,288	(93)

Direct costs of temporary and contract staffing	2,504	2,424	80
Gross profit	$2,691	$2,864	$(173)

For the three months ended March 31, 2005, net service revenue decreased $173,000, or 6.0%, to $2,691,000 as compared to $2,864,000 for the three months ended March 31, 2004.  Revenues from contract and temporary staffing increased $217,000, or 6.6%, while direct placement revenue decreased $310,000, or 15.6%.  To offset the lack of hiring of permanent employees, management has focused on growing our temporary and contract staffing business.  In 2005, temporary and contract staffing revenue has grown to approximately 68% of total revenue as compared to 63% in 2004.  (Reporting Datatek on a discontinued operation basis eliminated approximately $4.1 million of our temporary and contract staffing revenue in 2005 and $6.1 million of our temporary and contract staffing revenue in 2004.)

For the three months ended March 31, 2005, gross profit decreased by $173,000, or 6.0%, to $2,691,000 as compared to $2,864,000 for the three months ended March 31, 2004.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues declined from 2004 to 2005, our gross profit registered a corresponding decline as well by $310,000 offset partially by an increase of $137,000 from temporary and contract staffing.  Margins on temporary and contract staffing on the other hand generally range anywhere from 15% to 36%, depending on our level of overall involvement in the contract.  Overall gross profit as a percent service revenue decreased from approximately 54% of total revenue in 2004 to 52% of total revenue in 2005 due to the increase in the percentage of temporary and contract staffing revenue as a total percentage of revenue and the lower gross margin associated with this business.  However, our gross margin on our temporary and contract staffing business increased slightly in 2005 to 28.9% from 26.7% in 2004.  The Company has recently focused its efforts on temporary staffing business yielding 30% - 60% gross margins which has helped increase overall temporary and contract margins.  (Reporting Datatek on a discontinued operation basis eliminated approximately $578,000 of gross margin in 2005 as compared to $934,000 of gross margin in 2004.)

Operating expenses

Operating expenses amounted to $3,509,000 for the three months ended March 31, 2005, a decrease of $1,641,000, or 31.9%, as compared to the three months ended March 31, 2004.  Operating expenses for the three months ended March 31, 2005, included $1,638,000 of selling expenses, an decrease of $181,000, or 10.0%, as compared to $1,819,000 for the three months ended March 31, 2004.  The decrease was due primarily to a decrease in managers and counselors salaries as a result of the restructurings done and commissions due to lower direct placement sales in the first quarter of 2005 compared to the same quarter in 2004.  In addition, general and administrative expenses decreased by $1,333,000, or 42.8%, as compared to the previous year.  Primary contributors to this decrease were a $421,000 decrease in professional fees related to the non-recurring increased audit and legal fees during 2004, a $165,000 decrease in non-recurring penalties accrued in the 1st quarter of 2004 due to late payment of taxes, a $153,000 decrease in rent and an $82,000 decrease in salaries due to the effects of restructuring during 2004, a $196,000 decrease in group insurance costs due to lower employee claims experienced in 2005, and a $121,000 decrease in investor relations expenses due to cost cutting efforts in 2005.  Management expects general & administrative expenses to remain in the 30% - 40% range of revenues in 2005 as we continue to work on cost cutting measures.  These cost cutting measures will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley in the 2nd half of 2005.

We recorded a stock-based employee compensation charge of approximately $22,000 in 2005 as compared to approximately $79,000 in 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation.  Depreciation and amortization expense decreased to $68,000 as compared to $138,000 in the previous year.  The decrease is primarily the result of the increase in property and equipment that is fully-depreciated.

We expect that operating expenses will decrease in 2005 for the year as compared to 2004, due to certain non-recurring expenses for audit fees that were spent in 2004 that will likely not recur in 2005.  Additionally, penalties and interest for non-payment of payroll taxes should not recur in 2005.  These decreases will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley in the 2nd half of 2005.  (Operating expenses for Datatek were approximately $261,000 in 2005 as compared to $409,000 in 2004.)

Other expense items

For the three months ended March 31, 2005, net interest expense increased by $130,000 to $295,000, due primarily to the higher cost of our borrowings and the increase in notes payable to $1,348,000 at March 31, 2005, as compared to $696,000 at March 31, 2004.  In 2004, we had a gain on the early extinguishment of a debt related to the purchase of one of our agencies.  (Other expense items for Datatek consisted of interest expense and were approximately $177,000 in 2005 as compared to approximately $200,000 in 2004.)

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the current or prior year due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

Income from discontinued operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are reporting our Datatek subsidiary as discontinued operations for all periods presented.  For 2005, income from discontinued operations decreased to $140,000 as compared to $324,000 in the prior year.  This decrease was primarily due to a major contract staffing project that began before 2003 that was completed by the third quarter of 2004.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  For 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain remote contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued to March 31, 2005.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2005 was $4,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash flows from financing activities during the quarter totaled $193,000, principally from an increase in borrowings under debt obligations of $525,000 and revolving lines of credit of 196,000, along with an increase in obligations not liquidated because of outstanding checks of $212,000.  These increases were partially offset by net repayments under factoring arrangements of $626,000 and principal payments under debt obligations of $102,000.  Cash used by investing activities of $11,000 represented funds used for capital expenditures.  Cash used in operating activities was $182,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 67% from levels achieved in 2000.  We reported net losses for the last four fiscal years as a result of the decline in our business, and expect to report a net loss for the 2005 fiscal year.  In addition, our current liabilities of $13.1 million exceed our current assets of $4.2 million.

 The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable.  The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders.  We operate with minimal cash balances as all cash receipts are deposited into our lockboxes, which are swept daily by our lenders.  While we have generally sought to borrow the maximum amounts available from these facilities during 2005, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in our having to use other measures to continue to fund operations.

During 2004, we reduced staff and closed agencies to reduce the funds outflow.  We had also not paid all employer and employee payroll taxes when due.  The amount of unpaid payroll taxes is approximately $3,558,000 plus penalties and interest.  As a result of these past due payroll tax liabilities, we are in default under one of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these actions have or may result in penalties and/or fines for late payments or may involve legal actions against us.  However, our management believed that these steps were necessary at the time to maintain the Company while we sought to correct our cash flow issues.

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

In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust that was structured as a $550,000 participation loan in the Greenfield Line of Credit.  In the 1st and 2nd quarters of 2005, the Company has received additional loans from the James R. Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit.  The balance of the promissory note was approximately $87,000 as of March 31, 2005, and the advances on the line of credit totaled $350,000 in the 1st quarter of 2005.  Also, in the 1st quarter of 2005, J. Michael Moore, CEO, repaid approximately $324,000 in notes receivable due to the Company.

As discussed above, the Company has generally sought to borrow the maximum amounts available under the factoring and line of credit agreements that are based on our accounts receivable.  During the 4th quarter of 2004 and the 1st quarter of 2005, the Company has amended the Greenfield line of credit agreement which has increased the borrowings available under this line of credit.

The Company has been focused on reducing expenses in 2004 and 2005.  Based on these efforts, we have reduced operating expenses by approximately $1.6 million for the 1st quarter of 2005 as compared to the same period in the prior year.

If the sale of Datatek is consummated, the cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  We cannot give any assurance at this time that this sale will occur.  Datatek is primarily involved in information technology temporary and contract staffing and represented approximately 60% of our 2004 temporary and contract staffing revenue.

We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with our capital requirements and business strategy.  We will also seek acquisitions to replace the revenues lost from a Datatek sale by acquiring small companies where we can absorb their back office operations into our own.  There can be no assurance that we will be successful in implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will improve our cash flow and liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”.  The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005.  We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.  This statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25.  Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  We do not believe that the adoption of FASB Statement 123 (R) will have a material effect on our results of operations since the Company currently follows FASB Statement No. 123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of this statement will have a material effect on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on its line of credit borrowings.  The factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of the accounts receivable accepted.  The Company has no material cash equivalent investments so its interest income is not materially impacted by changes in interest rates.  The line of credit and the Colpitt Participation Note are based on prime so that a 1% increase in the prime rate would have an approximately $7,000 impact on our interest expense each quarter based on the average amount borrowed at March 31, 2005.

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

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that there are no material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarterly period ended March 31, 2005.  Management believes that there have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants

In the 1st quarter of 2005, the Company received a short-term loan from the James R. Colpitt Trust in the amount of $175,000.  Mr. Colpitt is a beneficial owner of more than 5% of the Company’s common stock.  As consideration for this financing, the Company issued warrants for a total of 200,000 shares of common stock to the Colpitt Trust and its agent.  These warrants have an exercise price of $0.50 and a term of three years.  The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 1st quarter of 2005.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2005, the Company entered into a short-term $1 million line of credit with the James R. Colpitt Trust.  This line of credit is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.   Warrants to purchase 275,000 shares (Colpitt Trust-137,500 shares, Mr. Moore-137,500 shares) of common stock at an exercise price of $0.27 have been issued to the Colpitt Trust and Mr. Moore in the 1st quarter of 2005 in connection with advances on the line of credit.  The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 1st quarter of 2005.    Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In the 2nd quarter of 2005, warrants to purchase 287,500 shares (Colpitt Trust-143,750 shares, Mr. Moore-143,750 shares) of common stock at an exercise price of $0.12 have been issued to the Colpitt Trust and Mr. Moore in connection with advances on the line of credit.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Dividends due on the Company’s Series A convertible preferred stock, par value $10, of $53,969 have not been declared or paid for the quarter ended March 31, 2005.  The cumulative arrearage from the date of issuance through March 31, 2005, amounts to $219,442 or $1.036 per share of Preferred Stock outstanding.

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

(b)           Reports on Form 8-K

During the three months ended March 31, 2005, the Company filed the following Current Report on Form  8-K:

Current Report on Form 8-K, dated and filed February 3, 2005, announcing an agreement for the sale of substantially all the assets of Datatek Group Corporation to Axtive Corporation, Inc.

The following Current Reports on Form 8-K were filed following March 31, 2005 up to the date of this filing:

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

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
Michael C. Lee
June 27, 2005		Vice President, Treasurer, Secretary and Chief
Financial Officer
(Principal Financial and Accounting Officer)