Form 10-Q
period 2005-06-30
DIVERSIFIED CORPORATE RESOURCES INC
filed 2005-08-15
CIK 779226

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 31, 2005, 5,212,693 shares of the registrant’s common stock were outstanding, plus 501,559 shares of common stock are held by the registrant as treasury stock.

DIVERSIFIED CORPORATE RESOURCES, INC.

2ND QUARTER 2005 FORM 10-Q

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures

Part II – Other Information
Item 2. Changes in Securities
Item 3. Defaults under Senior Securities
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

Part l.  Financial Information

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,
	2005	2004

Net service revenues:
Direct placement services	$1,776	$1,982
Temporary and contract staffing services	3,797	3,928
	5,573	5,910

Direct cost of temporary and contract staffing services	2,615	2,871

Gross profit	2,958	3,039

Operating expenses:
Selling expenses	1,654	1,846
General and administrative expenses	2,057	2,694
Stock-based employee compensation	20	45
Depreciation and amortization	61	112
	3,792	4,697
Other expense (income) items:
Interest expense, net	456	243
Gain on early extinguishment of debt	—	—
	456	243

Income tax provision	—	—

Loss from continuing operations	(1,290)	(1,901)

Income from discontinued operations, net of tax	199	196

Net loss	(1,091)	(1,705)

Cumulative preferred stock dividends earned but not declared	(53)	(53)

Net loss applicable to common stockholders	$(1,144)	$(1,758)

Net loss per share from continuing operations applicable to common stockholders – basic and diluted	$(0.25)	$(0.40)

Net income per share from discontinued operations	$0.04	$0.04
Net loss per share applicable to common stockholders – basic and diluted	$(0.21)	$(0.36)

Weighted average common shares outstanding – basic and diluted	5,330	4,932

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six months ended June 30,
	2005	2004

Net service revenues:
Direct placement services	$3,447	$3,963
Temporary and contract staffing services	7,321	7,235
	10,768	11,198

Direct cost of temporary and contract staffing services	5,119	5,295

Gross profit	5,649	5,903

Operating expenses:
Selling expenses	3,292	3,665
General and administrative expenses	3,838	5,808
Stock-based employee compensation	42	124
Depreciation and amortization	129	250
	7,301	9,847
Other expense (income) items:
Interest expense, net	751	408
Gain on early extinguishment of debt	—	(222)
	751	186

Income tax provision	—	—

Loss from continuing operations	(2,403)	(4,130)

Income from discontinued operations, net of tax	339	520

Net loss	(2,064)	(3,610)

Accretion of discount on preferred stock	—	(448)
Cumulative preferred stock dividends earned but not declared	(106)	(61)

Net loss applicable to common stockholders	$(2,170)	$(4,119)

Net loss per share from continuing operations applicable to common stockholders – basic and diluted	$(0.47)	$(1.04)

Net income per share from discontinued operations	$0.06	$0.12
Net loss per share applicable to common stockholders – basic and diluted	$(0.41)	$(0.92)

Weighted average common shares outstanding – basic and diluted	5,342	4,459

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Trade accounts receivable, less allowance for doubtful accounts of $228 and $247, respectively	3,481	3,692
Other current assets	391	147
Total current assets	3,875	3,843
Property and equipment, net	269	363
Other assets:
Intangibles, net	4,183	4,187
Receivables from affiliates	—	311
Other	178	161
Net assets held for sale	5,201	5,655
Total Assets	$13,706	$14,520

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued expenses	$8,208	$7,876
Obligations not liquidated because of outstanding checks	502	315
Borrowings under line of credit agreement	1,959	2,213
Factoring liability	1,105	1,501
Current maturities of long-term debt	1,800	867
Current maturities of capital leases	52	45
Total current liabilities	13,626	12,817
Deferred lease rents	480	481
Capital lease obligations, net of current maturities	34	55
Long-term debt, net of current maturities	28	55
Net liabilities held for sale	3,254	3,011
Total liabilities	17,422	16,419
Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, $10 par value, 215 shares authorized; 212 shares issued and outstanding in 2005 and 2004	448	448
Common stock, $0.10 par value, 10,000 shares authorized; 5,714 shares issued, 5,213 and 5,354 shares outstanding in 2005 and 2004	571	571
Additional paid-in capital	16,140	15,893
Retained deficit	(19,753)	(17,689)
Common stock held in treasury, 501 and 361 shares in 2005 and 2004, at cost	(1,122)	(907)
Receivable from related party	—	(215)
Total stockholders’ equity (deficit)	(3,716)	(1,899)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,706	$14,520

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2005	2004
Cash flow from operating activities:
Net loss from continuing operations	$(2,403)	$(4,130)
Net income from discontinued operations	339	520
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	129	250
Gain on extinguishment of debt	—	(222)
Provision for allowances	—	(73)
Deferred lease rents	(1)	96
Accretion of interest on debts	5	4
Value of warrants issued	205	86
Value of stock-based employee compensation	42	124
Changes in operating assets and liabilities:
Accounts receivable	211	(707)
Prepaid and other assets	(271)	(330)
Trade accounts payable and accrued expenses	332	2,267
Net operating cash flow from discontinued operations	697	1,333
Cash used in operating activities	(715)	(782)
Cash flows from investing activities:
Capital expenditures	(13)	(34)
Business acquisition costs, net of cash acquired	—	(207)
Cash used in investing activities	(13)	(241)
Cash flows from financing activities:
Issuance of common stock	—	15
Issuance of preferred stock, net of issue costs	—	1,920
Repayment of debt to related party	—	(77)
Repayment of note receivable from related party	311	33
Net borrowings (repayments) on revolving line of credit	(254)	1,969
Net repayments under factoring arrangement	(396)	(2,682)
Obligations not liquidated because of outstanding checks	187	167
Principal payments under debt obligations	(174)	(223)
Borrowings under debt obligations	1,075	—
Principal payments under capital lease obligations	(22)	(54)
Net financing cash flow from discontinued operations	—	(205)
Cash flows from financing activities	727	863
Change in cash and cash equivalents	(1)	(160)
Cash and cash equivalents at beginning of year	4	164
Cash and cash equivalents at end of period	$3	$4

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The Company’s condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2004, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Trade Accounts Receivable:  Trade accounts receivable are reported in the consolidated balance sheets at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk.  The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue.  The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions.  Accounts receivable at June 30, 2005 and December 31, 2004 include approximately $312,000 and $215,000, respectively, of unbilled receivables.  The Company generally does not charge interest on past due balances.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset.  If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  Management believes no impairment of its long-term assets existed at June 30, 2005 based on their carrying value.

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

Advertising Costs:  Advertising costs are expensed as incurred.  The Company recognized advertising expenses of approximately $53,000 for the three months ended June 30, 2005 and $57,000 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 and 2004, advertising expenses were approximately $109,000 and $148,000, respectively.

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

For options issued during the six months ended June 30, 2005 and 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the six months ended June 30, 2005 was approximately $0.16 per share and during the six months ended June 30, 2004 was approximately $1.24 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	213.67%	106.75%
Risk-free interest rate	3.46%	3.02%
Expected option lives	4.0 years	3.8 years

The Company recognized stock-based employee compensation expense of approximately $20,000 for the three months ended June 30, 2005, and $45,000 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 and 2004, the Company recognized stock-based employee compensation expense of approximately $42,000 and $123,000, respectively.

Loss per share:  The net loss applicable to common stockholders was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,356,334 shares of common stock and warrants to purchase 2,779,329 shares of common stock in 2005, and options to purchase 1,590,902 shares of common stock and warrants to purchase 1,408,495 shares of common stock in 2004, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  The conversion feature of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 67% from levels achieved in 2000.  We reported net losses for the last four fiscal years as a result of the decline in our business, and expect to report a loss for the 2005 fiscal year.  In addition, the Company’s current liabilities of $13.6 million exceed its current assets of $3.9 million.

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

The Company incurred payroll tax liabilities of approximately $3,567,000 in 2004 that have not been paid (excluding any penalty and interest payments due on the underpayment).  The Company first disclosed that it had not paid all payroll taxes when due in June 2004.  Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  The IRS has extended the subordination agreement with one subsidiary until August 31, 2005.  Our lenders are continuing to fund us.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  We do not have a formal agreement with our other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

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

The Company is in discussions with several interested parties regarding the sale of one of its subsidiaries, Datatek Group Corporation (“Datatek”), headquartered in Phoenix, Arizona.   The proceeds received from a sale should be adequate to repay most, if not all, of the past due payroll tax liabilities.  Because negotiations are in the early stages, the Company cannot be assured that a sale will occur.  The unit to be sold represented approximately 53% and 60% of our temporary and contract staffing revenue for the six months ended June 30, 2005 and 2004, respectively.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 1, 2005, the Company and Axtive Corporation, Inc. (“Axtive”) entered into an asset purchase agreement in which the Company would sell substantially all of the assets of Datatek Group Corporation (“Datatek”), headquartered in Phoenix, Arizona, to a subsidiary of Axtive.  The purchase price was to consist of up to $5 million in cash and 15,333,333 shares of Axtive stock ..  As a result of this agreement, Datatek has been presented as a discontinued operation in accordance with SFAS No. 144 – Accounting for the Disposal or Impairment of Long-lived Assets.  Under this statement, the operating results of Datatek are presented separately from continuing operations in the accompanying financial statements for all periods presented.

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the asset purchase agreement.  As of the date of this filing, however, we are in discussions with other interested parties and have received a preliminary letter of intent for the purchase of Datatek from one of these parties.

The Company cannot provide any assurance that these negotiations will ultimately lead to a sale of the subsidiary.

Summarized information for Datatek is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$4,149	$4,768	$8,307	$10,847
Gross Profit	$642	$554	$1,220	$1,487
Income before income taxes	$199	$196	$339	$520

	Balance at,
	(in thousands)
	6/30/05	12/31/04
	(Unaudited)
Current Assets
Trade Accounts Receivable, net	$1,751	$2,203
Long-Term Assets
Intangibles, net	3,448	3,450
Other Assets	2	2
Total Long-Term Assets	3,450	3,452
Total Assets	$5,201	$5,655

Current Liabilities
Accounts Payable & Accrued Liabilities	$3,249	$3,005
Long-Term Liabilities
Other	5	6
Total Liabilities	$3,254	$3,011

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

The liabilities assumed of approximately $139,000 represented notes to certain shareholders of MRN.  The value of the notes represents the discounted value payable, based primarily on an interest rate of 16%, which represented an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities.  The gross amount due under the notes was approximately $161,000.  One note for approximately $3,000 was repaid by May 2004.  The other note for approximately $158,000 is being repaid at $5,000 per month and will be fully amortized by December 2006.  The balance of this note as of June 30, 2005, was approximately $79,000.

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

The following table presents the unaudited pro forma results of operations for the six months ended June 30, 2004, assuming that the purchase of MRN’s assets occurred on January 1 of that year:

	Six months ended June 30,
	As reported	Pro forma
	(Unaudited)	(Unaudited)
($ in thousands, except per share amounts)	2004	2004
Revenues	$11,198	$11,625
Net loss	$(3,610)	$(3,536)
Net loss applicable to common stockholders	$(4,119)	$(4,045)
Net loss per share – basic and diluted	$(0.92)	$(0.91)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively.  These amounts are based on records provided by MRN to the Company, which have not been audited or tested for accuracy, adjusted for amortization of certain acquired intangibles.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10.  The offering was oversubscribed and closed on March 19, 2004.  The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750.  Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding.  Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter.  The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company.  If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock.  Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.  The cumulative amount of dividends earned but not declared at June 30, 2005 was approximately $272,411 or $1.286 per share of Preferred Stock outstanding.

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

NOTE 6 - LINE OF CREDIT AND FACTORING FACILITIES

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”).  The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices.  In addition, the Company pays Wells Fargo for those invoices a discount of 1.1% of the gross face amount of each account for the first thirty days and .035% per day thereafter until paid in full.  The minimum fee due Wells Fargo is $20,000 per month.  The Wells Fargo Facility may be terminated by either party on 60 days notice or by Wells Fargo at any time in case of an event of default.  The average amount borrowed under the Wells Fargo Facility for the three and six months ended June 30, 2005 was approximately $1,080,000 and $1,168,000, respectively.  The average interest rates on these borrowings for the three and six months ended June 30, 3005, were 29.3% and 31.7%, respectively.  The maximum and minimum amounts borrowed were $1,616,000 and $898,000, respectively, for the six months ended June 30, 2005.  The balance at June 30, 2005 of $1,105,000 is net of the collected reserve of approximately $15,000.

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

The interest rate is 8.0% above the prime rate.  There was a $200,000 commitment fee incurred on the closing.  The amount that may be borrowed at any time under the line of credit is based on eligible receivables.  Receivables for temporary and contract services will be advanced at 85% of the receivable.  Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability.  All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield.  The average amounts borrowed under the Greenfield Facility for the three and six months ended June 30, 2005, were approximately $2,110,000 and $2,104,000, respectively.  The average interest rates on these borrowings, including the unused line of credit fee for the three and six months ended June 30, 2005 were 19.6% and 19.3%, respectively.  The maximum and minimum amounts borrowed were $2,490,000 and $1,736,000, respectively, for the six months ended June 30, 2005.    In addition, the Company incurred fees of approximately $223,000 for the six months ended June 30, 2005.  Of these fees, approximately $200,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

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

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions related to investing and financing activities for the six months ended June 30, 2005 and 2004:

($ in thousands)	2005	2004
Interest paid	$666	$805
Non-cash transactions for investing and financing activities:
Assets acquired under capital leases	8	8
Treasury stock acquired for exchange of note receivable from related party	215	—
Accretion of discount on preferred stock	—	448
Value of warrants issued in private placement to agents or advisors	—	1,447
Prior year deferred issue costs for preferred stock	—	25
Warrants exercised by reduction in debt due to holder of the warrant	—	225
Acquisition of the assets of MRN:
Net assets received	—	282
Value of warrants issued to stockholders of MRN	—	174

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accrued expenses, debt and Shareholder’s Equity (Deficit):

Other current assets

($ In Thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Prepaid insurance	$185	$31
Prepaid software licenses	21	45
Prepaid rent	8	—
Other prepaid expenses	16	11
Debt origination costs	150	60
Other current assets	11	—
Total other current assets	$391	$147

Property and equipment

($ In Thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Computer equipment and software	$3,804	$3,783
Furniture and equipment	1,092	1,092
Leasehold improvements	120	120
	5,016	4,995
Less accumulated depreciation and amortization	(4,747)	(4,632)
Property and equipment, net	$269	$363

The unamortized balance of assets under capital leases was approximately $73,000 and $88,000 at June 30, 2005 and December 31, 2004, respectively.  These assets are included in computer equipment.

Intangibles subject to amortization

Intangibles subject to amortization consist of contracts purchased and non-compete agreements.  These intangibles arose in relation to assets of businesses purchased by the Company.  These intangibles are amortized over their estimated life, which is one year.  The gross carrying amount and accumulated amortization are removed when fully amortized.

($ in Thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Contracts and non-compete agreements of MRN	25	25
Accumulated amortization	(25)	(21)
Net carrying amount	$—	$4

Goodwill

There was no change in goodwill for the six months ended June 30, 2005.

Long-term assets

Other assets consist primarily of deposits of $178,000 and $161,000 at June 30, 2005 and December 31, 2004, respectively.  Receivables from affiliates consisted primarily of receivables from J. Michael Moore (“Mr. Moore”), our Chief Executive Officer, and a company related to Mr. Moore, at December 31, 2004.  This note was repaid in the 1st quarter of 2005.

Trade accounts payable and accrued expenses

($ In Thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Trade accounts payable	$2,132	$1,651
Accrued expenses	1,814	2,052
Accrued compensation	1,265	1,293
Accrued payroll expense	2,997	2,880
Total accounts payable and accrued expenses	$8,208	$7,876

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll.  Penalties and interest accrued at June 30, 2005 on the past due taxes of approximately $968,000 are included in accrued expenses.  In the future if the penalties and/or interest are abated, this accrual may decrease significantly.

Debt

($ In Thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Minimum deferred payment obligations:
Texcel acquisition	$270	$270
MRN acquisition	79	102
Colpitt Participation Note	550	550
Colpitt Promissory Note	29	—
Colpitt Line of Credit	900	—
	1,828	922
Less current maturities	(1,800)	(867)
Total long-term debt	$28	$55

Additions to debt during 2005 represent the following:

Colpitt Promissory Note – Short-term note from the James R. Colpitt Trust with an original principal amount of $175,000, dated January 3, 2005.  This note bears interest at a rate of 12% per year.  Repayments during the six months ended June 30, 2005 have been approximately $145,000 and interest incurred during this same period was approximately $5,000.  Mr. Colpitt and his agent were granted warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share as additional consideration for this financing.

Colpitt Line of Credit – Short-term $1 million line of credit, dated March 1, 2005.  This line of credit bears interest at the rate of 12% per year, and is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.   Warrants to purchase 385,417 shares of common stock at exercise prices ranging from $0.12 to $0.47 have been issued to the Mr. Colpitt in 2005 in connection with advances on the line of credit.  Mr. Moore has been granted the same amount of warrants with the same terms during 2005.  The outstanding balance of this line of credit is $975,000 as of July 31, 2005.  On July 15, 2005, the Company entered into the 2nd Amendment to the Line of Credit which increases the amount available to borrow under this line from $1 million to $1.5 million.

Shareholder’s Equity (Deficit)

The Company had a $215,000 note receivable from a former officer that was secured by 141,000 shares of common stock of the Company.  Under the note receivable and at the option of the borrower, the principal and interest balance of up to $215,000 can be paid by the surrender of these shares to the Company.  In the 1st quarter of 2005, we received a demand letter from the former officer to execute this option.  During the 2nd quarter, we received the paperwork necessary to transfer the shares to the Company and into treasury stock.  The remaining principal balance of approximately $11,000 has been moved to other current assets.

Common Stock

On June 29, 2005, the Board of Directors approved an increase in the number of authorized common shares from 10 million to 50 million.  This change is subject to shareholder approval at the Company’s 2005 Annual Shareholders Meeting.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

Payroll tax liabilities incurred of approximately $3,567,000 have not been paid (excluding any penalty and interest payments due on the underpayment) through the November 3, 2004 payroll (see Note 2).  Until the past due balance is repaid and our negotiations with the IRS are complete, we are unsure at this time of the total amount of penalties and interest we will pay.  At June 30, 2005, the Company had approximately $968,000 in penalties and interest accrued for the past due payroll taxes.  Since entering into the subordination agreement with the IRS (see Note 2), the Company has paid all federal payroll taxes due after that date on a timely basis.  If the Company does not timely pay all payroll taxes, the subordination agreement will be terminated and our senior lenders will not continue to fund the Company.

Certain amounts had not been remitted related to the Company’s 401(k) plan.  At June 30, 2005, approximately $252,000 of contributions to the 401(k) plan had not been paid for the period from October 2004 to June 2005.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

In addition, some deferred compensation payments for employees had not been made to the administrator of that plan.  The amount unpaid at June 30, 2005 was approximately $38,000 for contributions from May 2004 to June 2005.  There may be some liability for penalties related to the late payment of these amounts.  We cannot at this time estimate the amount of those penalties, if any.

NOTE 9 – SUBSEQUENT EVENTS

Colpitt Short-Term Loan

On July 15, 2005, the Company received $175,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note.  This note bears interest at the rate of 10% per year and has a maturity date of July 15, 2006.  The note is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  The Colpitt Trust and Mr. Moore were each issued a warrant to purchase 68,750 shares of common stock at an exercise price of $0.42 as additional consideration for this financing and guaranty.

Colpitt Line of Credit

On July 15, 2005, the Company entered into the 2nd Amendment to the Line of Credit which increases the amount available to borrow under this line from $1 million to $1.5 million.  In accordance with this line of credit agreement, additional borrowings are subject to (i) the Colpitt Trust’s receipt of any financial information of the Company reasonably requested by the Trust, and (ii) the Colpitt Trust’s determination, in its sole but reasonable discretion, that the Company’s financial condition has not declined materially.  Thus, the availability of additional funds under this line of credit cannot be guaranteed.

2005 Non-qualified Stock Option Plan

On July 20, 2005, the Board of Directors of the Company approved the 2005 Non-Qualified Stock Option Plan.  The number of shares authorized for issuance pursuant to awards granted under the plan is up to 1.5 million.  This plan is subject to shareholder approval at the Company’s 2005 Annual Shareholders Meeting.

Common Stock

The Company has initiated the process leading to the trading of the Company’s common stock on the OTC Bulletin Board.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005

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

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries.  For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities.  While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance.  By the end of 2004, we had largely shifted the composition of our revenues, with 61% of our revenues generated through temporary and contract staffing and 39% of our revenues from direct placement activities.  We continued this shift during the second quarter of 2005 with 68% of our revenue being generated through temporary and contract staffing services.  We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

These strategic changes require us to evaluate our fixed costs to be more in line with our new revenue model.  Gross margins for the quarter ended June 30, 2005, increased to 53.1% of revenue as compared to 51.4% of revenue in the prior year.  For the six months ended June 30, 2005, gross margins have decreased slightly to 52.5% of revenue as compared to 52.7% in 2004.  Direct placement revenues for the quarter ended June 30, 2005, were 32% of total revenue as compared to 33% of total revenue in 2004.  Direct placement revenues for the six months ended June 30, 2005, have remained level at 32% of total revenue as compared to 35% in 2004.  General and administrative expenses for the quarter ended June 30, 2005, decreased by $0.6 million from 46% of revenues or $2.7 million in 2004, to 37% of revenues or $2.1 million during 2005.  Primary contributors to this decrease were a $0.4 million decrease in group insurance costs due to lower employee claims experienced in 2005 and less employees covered under the plan due to the restructuring in 2004 as discussed below, a $0.2 million decrease in professional fees related to the non-recurring increased audit fees during 2004, a $0.1 million decrease in non-recurring penalties accrued in the 2nd quarter of 2004 due to late payment of taxes, a $0.1 million decrease in salaries due to the effects of restructuring during 2004 as discussed below, and a $0.1 million decrease in telephone expenses due to savings negotiated.  These decreases were partially offset by a $0.3 million increase in legal fees due to increased billings on litigation settled in the 2nd quarter of 2005.

The reduction in costs for the Company became evident in the six months ended June 30, 2005, as general and administrative expenses decreased by $2.0 million from 52% of revenues or $5.8 million in 2004, to 35.6% of revenues or $3.8 million in 2005.  Management expects general & administrative expenses to remain in the 35% - 40% range of revenues in 2005 as we continue to work on cost cutting measures.  These cost cutting measures will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley to begin in the 4th quarter of 2005.

We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to improve our cash flow from operations over the next year.  If these changes are not accomplished, we may be unable to continue as a going concern.

Proposed Sale of Datatek

We are in discussions to sell Datatek Group Corporation (“Datatek”), a wholly-owned subsidiary of the Company.  Datatek is primarily involved in temporary and contract staffing and represented approximately 60% of our 2004 temporary and contract staffing gross revenue.  We are reporting Datatek as a discontinued operation in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If a sale of Datatek is consummated, it should provide needed funds to pay most, if not all, of our past due payroll tax liabilities.  The agency derives most of its revenues from temporary and contract information technology staffing.  A Datatek sale would greatly improve our immediate financial condition; however, it will also remove a significant source of revenue which will have a negative impact on our immediate operating results.  This means that we would have to seek additional revenues through further acquisitions or lower our fixed costs dramatically in order to achieve future profitability.  Because negotiations are in the early stages, the Company cannot be assured that a sale will occur.

Restructuring

In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis.  Since severance pay was offered in association with layoffs that occurred in the 3rd quarter and some phases of the restructuring occurred in later periods, the primary effects of the cost savings were not noticeable until 2005.  Total operating expenses have decreased approximately $1.6 million or 32% in the 1st quarter of 2005 as compared to the same period in 2004, and $0.9 million or 19% in the 2nd quarter of 2005.  Every office and agency of the Company was evaluated resulting in:  (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures.  All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital.  However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

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

•                  the ability to attract Fortune 500 clients; and

•                  our leadership within the industry organization, National Association of Personnel Services (“NAPS”).

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

Notwithstanding a Datatek sale which would be designed to provide us with much needed liquidity, we are committed to an acquisition policy going forward.  With the growing industry trend towards lower-margin contract and temporary staffing, size matters.  Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the Company as a nationwide staffing firm and leverage its customer base into new geographical regions.  More importantly, as the size of the company’s revenues increase, fixed costs as a percentage of revenues should decrease.  Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company.  To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing.  We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

RESULTS OF OPERATIONS

The Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

Service Revenues and Gross Profit

($ in thousands)	2005	2004	Difference
For the three months ended June 30,
Direct placements	$1,776	$1,982	$(206)
Temporary and contract staffing	3,797	3,928	(131)
Net service revenues	5,573	5,910	(337)

Direct costs of temporary and contract staffing	2,615	2,871	(256)
Gross profit	$2,958	$3,039	$(81)

For the six months ended June 30,
Direct placements	$3,447	$3,963	$(516)
Temporary and contract staffing	7,321	7,235	86
Net service revenues	10,768	11,198	(430)

Direct costs of temporary and contract staffing	5,119	5,295	(176)
Gross profit	$5,649	$5,903	$(254)

For the three months ended June 30, 2005, net service revenues decreased $337,000, or 5.7%, to $5,573,000 as compared to $5,910,000 for the three months ended June 30, 2004.  Revenues from contract and temporary staffing decreased $131,000, or 3.3%, while direct placement revenue decreased $206,000, or 10.4%.  To offset the lack of hiring of permanent employees, management has focused on our temporary and contract staffing business.  In 2005, temporary and contract staffing revenue has grown to approximately 68.1% of total revenue as compared to 66.5% in 2004.  (Reporting Datatek on a discontinued operation basis eliminated approximately $4.1 million of our temporary and contract staffing revenue in 2005 and $4.8 million of our temporary and contract staffing revenue in 2004.)

For the three months ended June 30, 2005, gross profit decreased by $81,000 or 2.7% to $2,958,000, as compared to $3,039,000 for the three months ended June 30, 2004.  Since sales expense on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales.  Therefore, when direct placement revenues declined from 2004 to 2005, our gross profit registered a corresponding decline as well.  For the quarter ended June 30, 2005, the decline in direct placement revenues of $206,000 was partially offset by an increase of $125,000 from temporary and contract staffing.  Temporary and contract staffing margins generally range anywhere from 15% to 36%, depending on our level of overall involvement in the contract.  For the quarter ended June 30, 2005, gross profit as a percent of service revenue increased from approximately 51% of total revenue in 2004 to 53% of total revenue in 2005 due to the decrease in the direct cost of temporary and contract staffing services as a percentage of total revenue.  For the quarter ended June 30, 2005, gross margin on our temporary and contract staffing business increased to 31.1%, as compared to 26.9% in 2004.  The Company has recently focused its efforts on temporary staffing business yielding 30% - 60% gross margins which has helped increase overall temporary and contract margins.  (Reporting Datatek on a discontinued operation basis eliminated approximately $642,000 of gross profit in 2005, as compared to $554,000 in 2004.)

For the six months ended June 30, 2005, net service revenues decreased $430,000, or 3.8%, to $10,768,000 as compared to $11,198,000 for the six months ended June 30, 2004.  To offset the lack of hiring of permanent employees, management has focused on growing our temporary and contract staffing business.  In 2005, temporary and contract staffing revenue has grown to approximately 68% of total revenue as compared to 65% in 2004. (Reporting Datatek on a discontinued operation basis eliminated approximately

$8.2 million of our temporary and contract staffing revenue for the six months ended June 30, 2005, and $10.8 million of our temporary and contract staffing revenue for the six months ended June 30, 2004.)

For the six months ended June 30, 2005, gross profit decreased by $254,000 or 4.3% to $5,649,000, as compared to $5,903,000 for the six months ended June 30, 2004.  For the six months ended June 30, 2005, the decline in direct placement revenues of $516,000 was partially offset by an increase of $262,000 from temporary and contract staffing.  For the six months ended June 30, 2005, gross profit as a percent of service revenue remained at approximately 53% of total revenue.  For the six months ended June 30, 2005, gross margin on our temporary and contract staffing business increased to 30.1%, as compared to 26.8% in 2004.  (Reporting Datatek on a discontinued operation basis eliminated approximately $1,220,000 of gross profit for the six months ended June 30, 2005, as compared to $1,487,000 of gross profit for the six months ended June 30, 2004.)

Operating expenses

Operating expenses amounted to $3,792,000 for the three months ended June 30, 2005, a decrease of $905,000, or 19.3%, as compared to the three months ended June 30, 2004.  Operating expenses for the three months ended June 30, 2005, included $1,654,000 of selling expenses, a decrease of $192,000, or 10.4%, as compared to $1,846,000 for the three months ended June 30, 2004.  The decrease was due primarily to a decrease in commissions due to lower direct placement sales and lower compensation to sales managers in the second quarter of 2005 compared to the same quarter in 2004.  In addition, general and administrative expenses decreased by $637,000, or 23.6%, as compared to the previous year.  Primary contributors to this decrease were a $416,000 decrease in group insurance costs due to lower employee claims experienced in 2005 and less employees covered under the plan due to the restructuring done in 2004, a $219,000 decrease in professional fees primarily related to the non-recurring increased audit fees during 2004, a $95,000 decrease in salaries due to the effects of restructuring during 2004, a $67,000 decrease in bad debt expense, a $64,000 decrease in telephone expenses due to savings negotiated in 2005, and a $64,000 decrease in non-recurring penalties accrued in the 2nd quarter of 2004 due to late payment of taxes.  These decreases were partially offset by a $344,000 increase in legal fees for the quarter due to increased billings on litigation settled in the 2nd quarter of 2005.  (Operating expenses for Datatek were approximately $328,000 for the quarter ended June 30, 2005 as compared to $274,000 in 2004.)

We recorded a stock-based employee compensation charge of approximately $20,000 in the 2nd quarter of 2005 as compared to approximately $45,000 in 2004 to reflect the expensing of options pursuant to the adoption of fair value accounting for stock-based employee compensation.  Depreciation and amortization expense decreased to $61,000 as compared to $112,000 in the previous year.  The decrease is primarily the result of the increase in property and equipment that is fully-depreciated.

Operating expenses amounted to $7,301,000 for the six months ended June 30, 2005, a decrease of $2,546,000, or 25.9%, as compared to the six months ended June 30, 2004.  Operating expenses for the six months ended June 30, 2005, included $3,292,000 of selling expenses, a decrease of $373,000, or 10.2%, as compared to $3,665,000 for the six months ended June 30, 2004.  The decrease was due primarily to a decrease in commissions due to lower direct placement sales in 2005 compared to 2004 and lower compensation to sales managers.  In addition, general and administrative expenses decreased by $1,970,000, or 33.9%, as compared to the previous year.  Primary contributors to this decrease were a $640,000 decrease in professional fees primarily related to the non-recurring increased audit fees during 2004,  approximately $632,000 in decreased expenses as a result of the restructuring done in 2004 (salaries, rent, telephone, office supplies, equipment leases, advertising, etc.), a $612,000 decrease in group insurance costs due to lower employee claims experienced in 2005 and less employees covered under the plan due to the restructuring done in 2004, a $230,000 decrease in non-deductible penalties and interest due to the late payment of taxes in 2004, and a $155,000 decrease in investor relations expenses due to cost cutting efforts in 2005.  These decreases were partially offset by a $410,000 increase in legal fees for the year primarily due to increased billings on litigation settled in the 2nd quarter of 2005.  Management expects general & administrative expenses to remain in the 35% - 40% range of revenues in 2005 as we continue to work on cost cutting measures.  These cost cutting measures will probably be partially offset by expenditures related to the documentation of our internal control procedures under Sarbanes-Oxley starting in the 4th quarter of 2005.  (Operating expenses for Datatek were approximately $588,000 in 2005 as compared to $683,000 in 2004.)

We expect that total operating expenses will decrease in 2005 for the year as compared to 2004, due to certain non-recurring expenses for audit fees that were spent in 2004 that will likely not recur in 2005.  Additionally, penalties and interest for non-payment of payroll taxes should not be as significant in 2005 as compared to 2004.

Other expense items

For the three months ended June 30, 2005, net interest expense increased by $213,000 to $456,000, due primarily to the higher cost of our borrowings, the increase in notes payable to $1,829,000 at June 30, 2005, as compared to $427,000 at June 30, 2004, and the cost of warrants issued to reduce cash outflows on financing costs.  (Other expense items for Datatek consisted of interest expense and were approximately $116,000 in 2005 as compared to approximately $84,000 in 2004.)

For the six months ended June 30, 2005, net interest expense increased by $343,000 to $751,000, due primarily to the higher cost of our borrowings, the increase in notes payable to $1,829,000 at June 30, 2005, as compared to $427,000 at June 30, 2004, and the cost of warrants issued to reduce cash outflows on financing costs.  In 2004, we had a gain on the early extinguishment of a debt related to the purchase of one of our agencies.  (Other expense items for Datatek consisted of interest expense and were approximately $293,000 in 2005 as compared to approximately $285,000 in 2004.)

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the current or prior year due to our determination that we would not be able to realize the full benefit of our deferred tax assets.

Income from discontinued operations

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are reporting our Datatek subsidiary as discontinued operations for all periods presented.  For the quarter ended June 30, 2005, income from discontinued operations remained flat at approximately $199,000 as compared to $196,000 in the previous year quarter.  For the six months ended June 30, 2005, income from discontinued operations decreased to $339,000 as compared to $520,000 in the prior year.  This decrease was primarily due to a major contract staffing project that began before 2003 that was nearing completion in the first quarter of 2004.

Accretion of Discount and Dividends on Preferred Stock

We issued preferred stock in March 2004.  For 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock.  Since the preferred stock is not redeemable except upon the happening of certain remote contingencies, we believe that there will be no additional amortization of discount in future periods.  The dividend on the preferred stock is due quarterly and is cumulative.  The Board of Directors has not declared or authorized payment of the dividends that have accrued to June 30, 2005.  However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at June 30, 2005 was $3,000.  Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand.  Cash flows from financing activities during the year totaled $727,000, principally from an increase in borrowings under debt obligations of

$1,075,000, repayment of a note receivable from a related party of $311,000, and an increase in obligations not liquidated because of outstanding checks of $187,000.  These increases were partially offset by net repayments under factoring arrangements of $396,000, net repayments on revolving lines of credit of $254,000, and principal payments under debt and lease obligations of $196,000.  Cash used by investing activities of $13,000 represented funds used for capital expenditures.  Cash used in operating activities was $715,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, our revenues have declined approximately 67% from levels achieved in 2000.  We reported net losses for the last four fiscal years as a result of the decline in our business, and expect to report a net loss for the 2005 fiscal year.  In addition, our current liabilities of $13.6 million exceed our current assets of $3.9 million.

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

During 2004, we reduced staff and closed agencies to reduce the funds outflow.  We had also not paid all employer and employee payroll taxes when due.  The amount of unpaid payroll taxes is approximately $3,567,000 plus penalties and interest.  As a result of these past due payroll tax liabilities, we are in default under one of our lending agreements.  In addition, we are funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt.  The consequences of some of these actions have or may result in penalties and/or fines for late payments or may involve legal actions against us.  However, our management believed that these steps were necessary at the time to maintain the Company while we sought to correct our cash flow issues.

In October 2004, the Internal Revenue Service (the “IRS”) placed a lien on the assets of two of our subsidiaries.  The Company and the IRS reached an agreement that subordinates the claims by the IRS to those of our senior lenders so that they can continue to fund our operations.  The IRS has extended the subordination agreement with one subsidiary until August 31, 2005.  Our lenders are continuing to fund us.  The Company has entered into a second amendment with one lender that acknowledges the extended subordination agreement with the IRS.  We do not have a formal agreement with our other senior lender, but this lender has continued to fund.  Currently, both lenders may demand repayment at any time.  If we fail to pay all future federal payroll tax liabilities arising after the subordination agreement on a timely basis, the subordination agreement will expire and our senior lenders will stop funding our operations.  This would have a material adverse effect on our ability to continue as a going concern.

We have completed, or are seeking to complete, certain transactions which will partially address the going concern issues we face.

In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust (the “Colpitt Trust”) that was structured as a $550,000 participation loan in the Greenfield Line of Credit.  In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit.  The balance of the promissory note was approximately $30,000 as of June 30, 2005, and the advances on the line of credit totaled $900,000 for the six months ending June 30, 2005.  In the 3rd quarter of 2005, the Company received an additional loan of $175,000 from the Colpitt Trust and has amended the line of credit agreement to increase the amount available to borrow from $1 million to $1.5 million.  In accordance with this line of credit agreement, additional borrowings are subject to (i) the Colpitt Trust’s receipt of any financial information of the Company reasonably requested by the Trust, and (ii) the Colpitt Trust’s determination, in its sole but reasonable discretion, that the Company’s financial condition has not declined materially.  Thus, the availability of additional funds under this line of credit cannot be guaranteed.

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

The Company has been focused on reducing expenses in 2004 and 2005.  Based on these efforts, we have reduced operating expenses by approximately $2.5 million for the first six months of 2005 as compared to the same period in the prior year.

If a sale of Datatek is consummated, the cash received should be adequate to repay most, if not all, of the past due payroll tax liabilities.  We cannot give any assurance at this time that a sale will occur.  Datatek is primarily involved in information technology temporary and contract staffing and represents approximately 53% of our 2005 year to date temporary and contract staffing revenue.

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

Our common stock was delisted on February 9, 2005, and has since been trading sporadically on the “pink sheets” inter-dealer trading network.  The loss of the AMEX listing has made our ability to use our common stock in acquisitions substantially more difficult.  The inability to obtain additional financing will have a material adverse effect on our financial condition.  It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.  The Company has initiated the process leading to the trading of our common stock on the OTC Bulletin Board.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected.  Such risks and uncertainties include, among other things, those described herein and in the “Risk Factors” section and elsewhere in our Form 10-K for the year ended December 31, 2004, which should be read in conjunction with this Form 10-Q.  Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on its line of credit borrowings.  The factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of the accounts receivable accepted.  The Company has no material cash equivalent investments so its interest income is not materially impacted by changes in interest rates.  The line of credit and the Colpitt Participation Note are based on prime so that a 1% increase in the prime rate would have an approximately $6,000 impact on our interest expense each quarter based on the average amount borrowed at June 30, 2005.

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

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that there are no material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarterly period ended June 30, 2005.  Management believes that there have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Treasury Stock

The Company had a $215,000 note receivable from a former officer that was secured by 141,000 shares of common stock of the Company.  Under the note receivable and at the option of the borrower, the principal and interest balance of up to $215,000 can be paid by the surrender of these shares to the Company.  In the 1st quarter of 2005, we received a demand letter from the former officer to execute this option.  During the 2nd quarter, we received the paperwork necessary to transfer the shares to the Company and into treasury stock.

Warrants

In March 2005, the Company entered into a short-term $1 million line of credit with the James R. Colpitt Trust.  This line of credit is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore.  In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance.  For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.   Warrants to purchase approximately 496,000 shares (Colpitt Trust-247,917 shares, Mr. Moore-247,917 shares) of common stock at an exercise prices ranging from $0.12 to $0.47 have been issued to the Colpitt Trust and Mr. Moore in the 2nd quarter of 2005 in connection with advances on the line of credit.  The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 2nd quarter of 2005.    Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Additionally in the 2nd quarter of 2005, a warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $0.42 was issued to an agent of the Colpitt Trust as consideration for arranging this and future financing for the company.  The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 2nd quarter of 2005.    Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In the 3rd quarter of 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.42 were issued to the Colpitt Trust and Mr. Moore as consideration for the new $175,000 short-term borrowing from the Colpitt Trust and the personal guaranty for this borrowing provided by Mr. Moore.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Dividends due on the Company’s Series A convertible preferred stock, par value $10, of $53,969 have not been declared or paid for the quarter ended June 30, 2005.  The cumulative arrearage from the date of issuance through June 30, 2005, amounts to $272,411 or $1.286 per share of Preferred Stock outstanding.

ITEM 5.  OTHER INFORMATION

The Company’s common stock was traded on the American Stock Exchange (“AMEX”) under the symbol “HIR”.  We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading until the Company had made public certain material information.  The halt in trading continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements.  Our common stock was ultimately delisted on February 9, 2005, and has since been trading sporadically on the “pink-sheets” inter-dealer trading network.  The Company has initiated the process leading to the trading of our common stock on the OTC Bulletin Board.

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

(b)                                 Reports on Form 8-K

During the three months ended June 30, 2005, the Company filed the following Current Report on Form  8-K:

Current Report on Form 8-K, dated and filed April 5, 2005, announcing the extension of the closing date for the sale of Datatek Group Corporation to Axtive Corporation, Inc.

Current Report on Form 8-K, dated and filed on June 17, 2005, announcing the termination of the sale of Datatek Group Corporation to Axtive Corporation, Inc. and a renewed marketing effort for the sale of this subsidiary.

The following Current Reports on Form 8-K were filed following June 30, 2005 up to the date of this filing:

Current Report on Form 8-K, dated June 30, 2005 and filed July 1, 2005, announcing the filing by the Company of the 2004 annual report on Form 10-K and the 1st quarter 2005 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
Michael C. Lee
Vice President, Treasurer, Secretary and Chief Financial Officer
August 15, 2005		(Principal Financial and Accounting Officer)