Form 10-K
period 2005-12-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2006-04-18
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0-13984

DIVERSIFIED CORPORATE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State of other jurisdiction of incorporation or organization)	75-1565578 (IRS Employer Identification No.)

10670 NORTH CENTRAL EXPRESSWAY, SUITE 600
DALLAS, TEXAS 75231
(Address of principal executive offices)
Registrant's telephone number, including area code: (972) 458-8500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common stock, $0.10 par value per share	Name of each exchange on which registered: None

Securities registered pursuant to section 12(g) of the Act:
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ X ] Yes [ ] No

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" (as defined in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated filer [ ]  Accelerated Filer [ ]  Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No X

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006, was approximately $527,000. The amount shown is based on the closing price of such stock on March 31, 2006 of $0.30. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of March 31, 2006, 5,272,693 shares of the registrant's common stock were outstanding, plus 501,559 shares of common stock are held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART 1

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "continue," "may," "should," "plan," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected. Such risks and uncertainties include, among other things, those described in the "Risk Factors" section below and elsewhere in this Form 10-K. Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. Subsequent written and oral "forward-looking" statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

     Diversified Corporate Resources, Inc. (the "Company," "our," "we," or "us,") is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations. During 2005, we offered two kinds of staffing solutions: direct placement services ("permanent placements") and temporary and contract staffing.

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

     Temporary staffing is a service where we place personnel for a relatively short period of time, ranging from several weeks to several months, with clients seeking to satisfy a temporary increase in work volume, offset a sudden loss of personnel, or, in some cases, pre-screen for a permanent placement. Temporary staffing orders are typically placed by one of our IT, engineering or nursing clients. Temporary personnel placed by us either become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits or are independent contractors. When certain information technology professionals satisfy applicable requirements, contract personnel are classified as independent contractors

  Contract staffing is a service where we place personnel to fill the needs of a client's specific large project, or chronic staff augmentation need, ranging in duration from four weeks to more than one year. A typical placement begins with our response to a client's request for proposal and culminates in a contract which does not specify a fixed volume of hours but does contain terms, pricing and other criteria, including a limited guarantee of an individual's job performance over a relatively short period of time. The contract personnel we recruit and place may become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. In some cases, due to client specifications, or when certain information technology professionals satisfy applicable requirements, contract personnel are classified as independent contractors. Contract revenues typically provide a more stable and constant revenue base but at a lower profit margin.

  At the end of 2005, we operated offices in the following locations:

Arizona Colorado Georgia Pennsylvania Texas	Phoenix Denver Atlanta Philadelphia Dallas, Houston and Austin

  The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up. Our executive offices, located in Dallas, Texas, provide corporate governance and risk management, as well as certain other accounting and administrative services for our offices. During the fourth quarter of 2005, we consolidated our California nurse staffing office with the Phoenix office.

  Historically, we have provided our two staffing solutions within four core industries: General Engineering and Technology ("General E&T"), Information Technology ("IT"), Biological Technologies and Pharmaceuticals ("Bio/Pharm") and Telecommunications (other than IT-related) ("Telecom"). In the fourth quarter of 2002, we exited the Telecom industry through the sale of our Mountain Division ("Mountain"). Concurrently, management decided to move decisively into the healthcare industry by establishing a discreet Healthcare sector, focusing initially on allied health, nursing (credentialed and non-credentialed) and pharmaceutical specialists. The Company added another core industry in the first quarter of 2004 with the acquisition of Medical Resources Network, Inc. which specializes in the placement of traveling nurses. We continue to believe that general demographic trends, forecasted employment trends and the fragmented nature of the healthcare staffing industry favor sustained growth and acceptable margins. During the first quarter of 2003, we formed several new operating agencies collectively called Magic Healthcare. We began recruiting professionals from the industry, as well as identifying those individuals within our Company with prior experience in this sector, to specialize in this area. As a result, our Bio/Pharm and Nursing revenues have grown to 33.4% of our 2005 direct placement revenues from 2.9% in 2002. Additionally, Bio/Pharm and Nursing revenues have grown to 16.6% of our 2005 temporary/contract revenues from 0.0% in 2002. We continue to look for acquisitions and/or affiliations within the healthcare sector.

  The following is a breakdown of the relative percentage contributions to our gross revenue in 2005 between direct placement and temporary and contract revenue in our core industries:

	Direct Placement	Temporary/Contract
	Gross Revenue	Gross Revenue
General E&T	49.0%	6.0%
IT	17.6%	77.4%
Bio/Pharm	33.3%	6.8%
Nursing	0.1%	9.8%
Total	100.0%	100.0%

  In addition, you should be aware that we may not be able to continue as a going concern over the next twelve months. See the discussion in "Business Operations" below.

Business Operations

  We have experienced net losses from operations since 2001. We believe these losses were primarily the result of the effects of the recession, which began in 2000, on the employment services industry. Although we have down-sized our operation over the last four years to try to match our overhead to our revenue, we have not been able to reduce fixed costs enough to offset lower revenue and gross profit. The profitability of the Company is highly dependent on its direct placement sales, which recently have started to show some improvement. We believe that a combination of improved market conditions and restructuring of our present businesses have led to declining losses compared to the results of 2004 and will eventually enable us to become profitable again. There can be no assurance that our business plans will be successful.

  We believe that the next twelve months will be a critical time period for the Company as we seek to divest certain non-core assets and obtain additional funds through debt or equity financing. Without obtaining additional funds through debt or equity financing or through the sale of assets, we will be unable to continue as a going concern. See the discussion concerning our ability to continue as a going concern and our plans addressing the issue in "Liquidity and Capital Resources" in Item 7 and in the audited consolidated financial statements in Item 8 contained herein. The inability to obtain additional funds could have a material adverse affect on us.

  We have completed, and are seeking to complete, certain transactions which will partially address the going concern issues we face.

  In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis. Since severance pay was offered in association with layoffs that occurred in the 3rd quarter and some phases of the restructuring occurred in later periods, the primary effects of the cost savings were not be noticeable until later periods. Every office and agency of the Company was evaluated resulting in: (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures. A notable improvement has been seen in our operating expenses in 2005 which have decreased by $5.1 million or 24.8% compared to last year. All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital. However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

  Additionally, in the 4th quarter of 2004, the Company entered into a short-term loan agreement with the James R. Colpitt Trust that was structured as a $550,000 participation loan in the Greenfield Line of Credit. Throughout 2005, the Company has received additional loans from the James R. Colpitt Trust consisting of $882,000 of outstanding promissory notes and $975,000 from a $1 million line of credit secured by certain assets of J. Michael Moore, CEO of the Company. We have also received $260,000 of other debt financing from private investors in promissory notes.

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

  Since 2000, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries. For the first 21 years of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities. While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance. For the 2005 fiscal year, approximately 83% of our revenues were derived from temporary and contract staffing and 17% of our revenues were generated from direct placement activities. We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

  Future Business Strategy

  Management's strategy going forward involves three elements: those related to our balance sheet and capitalization; those related to staffing the organization; and those related to our revenues, market presence, margins and operating metrics.

 a) Balance Sheet and Capitalization

 Improving our balance sheet is a priority in order to attract the additional capital needed to improve our financial viability and to allow us to implement our growth strategy (see "Revenues, Margins and Metrics" below). As part of this process, we raised more than $2.0 million in March 2004 through the sale of convertible preferred stock. We have also entered into certain new credit agreements with lenders on better terms than previously available to us. When the opportunity arises, we have settled some liabilities at a discount.

 b) Staffing and New Business Development

 We are constantly seeking ways to upgrade our organization through aggressive recruitment of talented professional recruiters. We look for individuals with strong "corporate books" of business. We have the systems in place to track various performance metrics at the individual recruiter level. We also monitor productivity at the agency level, the regional level and the industry level. We endeavor for every manager to understand the interrelationship between "team building" and productivity. Managers are instructed to assess teams and individual personalities in order to find the right combination of personalities and skill sets that will meet the client's needs. Corporate management tracks the organization's macro efficiency through several key "efficiency metrics" which include: gross margin, net margin and operating income at the agency level. Management also reviews actual and projected revenues for direct placements versus temporary and contract staffing in each of our core industries in order to determine potential gross profits and where management needs to focus its attention for future profitability. Management believes that these metrics allow it to gauge our ability to generate cash from our core operations. Selling and administrative expenses and other overhead costs, financing costs and other corporate activities are assessed separately and distinctly for their financial impacts.

  c) Revenues, Margins and Metrics

  Management believes that the worst of the recession is over. We expect acquisitions and other business combinations to represent the bulk of our growth going forward. During 2005, we experienced some year-over-year growth in our higher-margin temporary business. Through growth (both in the form of acquisitions and internal) we plan to seek direct placement revenues of approximately 25% of total net revenues and at least $12 million. We also seek to grow our temporary and contract revenues to at least $36 million of total net revenues.

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

  To obtain greater visibility with our customers, we have also been actively seeking to be designated as an "approved vendor" with some of our larger current and prospective clients, offering to undergo the rigorous review of our processes and capabilities that such designation generally entails. Overall, we serve our customers by maintaining and growing our database of approximately 850,000 highly specialized individuals in the technology, engineering and healthcare industries. These individuals have skill sets to place primarily in the $50,000 - $200,000 salary range for full-time positions or approximately $50 - $175 per hour on temporary assignments.

Trademark and Marketing

  Our MAGIC trademark, which is registered with the United States Patent and Trademark Office, is and will be the brand name of our business.

  Historically, our marketing efforts have been implemented at the local agency level and relied primarily on telephone solicitation, online advertising, referrals from other Company offices and, to a lesser extent, yellow pages, newspaper advertising, and direct mail. Currently, we operate under several subsidiary names, including Datatek, Texcel, and Management Alliance plus several agency names. We have begun a review to determine the most effective way to capitalize on the strong local brands of our existing business units, with a view towards creating an organization with a small family of established brands and one national identity: MAGIC.

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

Employees

  We had 149 full-time employees as of December 31, 2005. Of these employees, 109 were personnel consultants and office managers and 40 were administrative employees located in seven offices nationwide. We consider our relations with our employees to be good.

  Additionally, we have non-permanent and contract personnel employed from time to time by our Company for placement with clients. As of December 31, 2005, we had 70 temporary and contract personnel on assignment providing staffing services to our clients.

Risk Factors

We will require additional financing to conduct our operations and fund acquisitions.

  We do not currently have sufficient financial resources to fund our operations for the next twelve months without obtaining additional debt or equity funding or selling a portion of our assets. While our lenders continue to supply our capital needs, we received a notice of default from one of our lenders and certain vendors. Our factoring and borrowing arrangements have not supplied adequate funds for our operations. We have had to use other means to provide liquidity.

  We have not paid certain vendors when due and have withheld from the IRS our employer and employee payroll taxes. The amount of unpaid payroll taxes as of December 31, 2005 was approximately $3,567,000 plus penalties and interest. The IRS has placed liens on the assets of two of our subsidiaries, although the liens are currently subordinated to our senior lender. As part of the agreement with the IRS, we have made timely payments on all payroll taxes since November 2004. If we fail to maintain timely payments of all federal tax liabilities, the IRS will cancel its subordination agreement, which will cause our senior lenders to cut off our funding. To repay the IRS, provide operating funds and continue our acquisition strategy, we need to find additional financing.

  Management believes that we will be able to secure other financing. Such financing will allow us to pursue an acquisition strategy, which, when combined with improved market conditions and the restructuring of our present businesses, would eventually produce enough new revenues and gross profit to cover the operating funds shortfall we are currently experiencing. However, we cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that our creditors will give us the time needed to implement our plan. The inability to obtain additional financing will have a material adverse effect on our financial condition. It may cause us to delay or curtail our business plans. It could also force us to seek protection under bankruptcy laws.

Competition for acquisition opportunities may restrict the Company's future growth by limiting our ability to make acquisitions at reasonable valuations.

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

The recent economic downturn, particularly in the information technology ("IT") sector, has adversely affected the demand for the Company's services.

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

The Company's current market share may decrease as a result of limited barriers to entry for new competitors and a discontinuation of clients' outsourcing of their staffing needs.

  We face significant competition in the markets we serve and there are few barriers to entry for new competitors. The competition among staffing services companies is intense. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search companies and other providers of staffing services. A number of our competitors possess substantially greater resources than we do. We may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients' needs. We also face the risk that certain of our current and prospective clients will decide to fill their needs internally. Further, many staffing customers are now seeking an "offshore" solution, which we do not offer, to support their technology and business process functions. Minimal barriers to entry for new competitors and client demands for lower pricing will continue to exert pressure on our business.

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

  Revenues from the top ten customers represented approximately 47% of total billings in both 2005 and 2004, with the top two customer representing approximately 20% and 17% of total billings in 2005 and 2004, respectively. There were no other customers representing over 10% of billings in either 2005 or 2004. Accounts receivable from one customer represented approximately 12% of total accounts receivable at December 31, 2005.

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

  We continually evaluate opportunities to acquire staffing companies that complement or enhance our business. These acquisitions involve numerous risks, including:

  potential loss of key employees or clients of acquired companies;

  difficulties integrating acquired personnel and distinct cultures into our business;

  diversion of management attention from existing operations; and

  assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

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

The Company's success depends upon retaining the services of its management team.

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

The Company has not made contributions to its 401(k) plan, deferred compensation plan, and medical plan on a timely basis.

  We have not made some of our 401(k) plan contribution payments on a timely basis, which could result in penalties from the US Department of Labor. To avoid or reduce any potential penalties, we may have to make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments. At December 31, 2005, we had not remitted approximately $366,000 of employee contributions and company matching contributions to the 401(k) plan and deferred compensation plan on a timely basis. Also, certain medical payments under our medical plan have not been made on a timely basis. At December 31, 2005, we had not remitted approximately $432,000 of medical payments.

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

The Company's stock has limited liquidity.

  Our common stock trades on the Over The Counter Bulletin Board ("OTCBB") electronic inter-dealer trading network under the symbol, "HIRD". Our shareholders may experience significant illiquidity as float held by non-affiliates as of March 31, 2006 was roughly 1,758,000 shares. In addition, this illiquidity may make our ability to use our common stock in acquisitions substantially more difficult.

If the Company obtains new debt or equity financing, that financing may dilute current shareholders or may limit the Company's right to pay future dividends.

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

  The Company has and may continue to incur substantial additional costs related to compliance with certain provisions of the Sarbanes-Oxley Act. These additional costs relate to higher audit fees and legal fees we have and may continue to incur as well as for the cost involved in complying with the audit of our internal controls. For example, the audit of our 2004 and 2005 financial statements was more expensive than anticipated and included additional personnel costs and professional service fees required to complete the preparation of these financial statements and to prepare the 2005 quarterly financial statements.

Significant increases in payroll-related costs could adversely affect the Company's business.

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

  As of December 31, 2005, we leased approximately 34,000 square feet in Dallas, Texas at our corporate headquarters; the remaining term of this lease is six years. We also leased approximately 11,800 square feet in Houston, Texas; 2,900 square feet in Austin, Texas; 3,300 square feet in Atlanta, Georgia; 4,300 square feet in Philadelphia, Pennsylvania; 3,400 square feet in Denver, Colorado; 3,300 square feet in Phoenix, Arizona; and 5,500 square feet of warehouse space in Addison, Texas. Such leases generally range from one to four years. The cost of all of our office leases is approximately $1.1 million per annum. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion upon acceptable terms.

Item 3.	Legal Proceedings

  During the year ended December 31, 2003, two actions were filed against several employees of the Company seeking to enforce certain non-compete covenants between the Company's employees and their former employer. One of these actions included the Company and its Chief Executive Officer alleging that they interfered with the non-compete contracts. This case, Oxford Global Resources, Inc. v. Michelle Weekley-Cessnum, et.al. was filed in the United States District Court for the Northern District of Texas, Dallas Division.  The parties are currently attempting to finalize the terms of a settlement of both of these cases.

  Also, as disclosed in a press release and Form 8-K filed December 29, 2005, a preferred shareholder, HIR Preferred Partners, L.P, filed an action against certain officers, employees and directors of DCRI, and certain lenders asserting various claims arising out of Plaintiff's purchase of preferred shares of DCRI. HIR is demanding repayment of its $550,000 investment, unpaid dividends accrued since February 2004, attorney fees, interest, and other costs and damages. The Company believes this claim is without merit and intends to vigorously defend itself.

  As of December 31, 2005, the Company is also a party to various other litigation matters involving claims against the Company. With respect to those matters, management believes the claims against the Company are without merit and/or that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.
Item 4	Submission of Matters to a Vote of Security Holders

  In an Annual Meeting of Shareholders (the "Annual Meeting") of the registrant on October 28, 2005, the shareholders voted on the following proposed items:

1.  To elect four members of the Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. All four nominees, Mark E. Cline, John M. Gilreath, Samuel E. Hunter, and J. Michael Moore, were elected to hold office as Directors until the next annual election of Directors by shareholders or until their successors have been duly elected and qualified.

Nominees	For	Against	Withheld
Mark E. Cline	5,185,872	-	829,194
John M. Gilreath	5,185,772	-	829,294
Samuel E. Hunter	5,185,791	-	829,275
J. Michael Moore	5,183,730	-	831,336

2.  To consider and approve an amendment to our Articles of Incorporation to increase the number of authorized shares of our Common Stock from 10,000,000 to 50,000,000. A 2/3 majority vote accepted this proposal.

3.  To ratify the appointment of Pender Newkirk & Company LLP ("Pender") as our independent accountants for the fiscal year ending December 31, 2005. An 86% affirmative vote ratified the appointment of Pender Newkirk & Company LLP as our auditors.

4.  To approve and ratify certain actions taken by the Board of Directors in connection with the 1998 Non-Employee Director Stock Option Plan. An 81% Affirmative vote approved this proposal.

Proposal	For	Against	Abstain	Withheld
2 Increase authorized shares	5,175,890	838,174	1,002
3. Appoint Pender as auditors	5,187,417	825,847	1,802
4. Ratify Board actions with 1998 Stock Option Plan	3,596,628	848,074	2,023	1,568,341
5. Approve 2005 Stock Option Plan	3,597,767	847,935	1,023	1,568,341

  The Inspector of Election represented that at least 6,015,066 shares of the Company's common stock, or approximately 82%, of the 7,331,443 outstanding voting shares were represented either by proxy or in person at the meeting. The voting shares represents the total voting power of the shares of common stock and preferred stock entitled to vote, voting as a single class, of which 2,118,750 votes are represented by Series A Convertible Voting Preferred Stock and 5,212,693 votes by common stock outstanding. Pursuant to the certain Voting Agreement, dated as of February 16, 2004 (the "Preferred Voting Agreement"), the Preferred Shareholders had agreed to vote in favor of the Company's nominees for directors and the Company's proposals at this Annual Meeting.

Part II
Item 5.	Market Price of Registrant's Common Stock and Related Stockholder Matters

Our common stock has been traded on the OTC Bulletin Board under the symbol "HIRD" since September 2, 2005. Prior to that, the stock was traded sporadically on the "pink sheets" inter-dealer trading network from roughly December 2, 2004 through September 1, 2005. The quotations on the pink sheets as reported on MarketWatch.com, reflect inter-dealer prices, without mark-up, mark-down or commissions and may not represent actual transactions. Prior to that, our stock traded on the American Stock Exchange ("AMEX") under the symbol "HIR".  We asked the AMEX to halt trading in our common stock on June 4, 2004, to prevent trading in our stock until we had made public certain material information. The trading halt continued in place until November 9, 2004, when the AMEX suspended trading in our common stock as part of a process to delist our common stock for being in violation of certain listing requirements. Our common stock was ultimately delisted on February 9, 2005. The following table sets forth the range of high and low sales prices for the common stock as reported on the AMEX for January 1, 2004 and through June 4, 2004, as quoted on the pink sheets for December 2, 2004 through September 1, 2005 and as reported on the OTC Bulletin Board for September 2, 2005 through the year end.
	2005		2004
	High	Low	High	Low
Quarter Ended:
March 31	$0.30	$0.10	$4.50	$1.37
June 30	$0.45	$0.05	$2.80	$0.95
September 30	$0.75	$0.15	N/A	N/A
December 31	$0.40	$0.01	$0.50	$0.01

  As of March 31, 2006, we had approximately 305 holders of record of our common stock.

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

  Following is a summary of securities authorized for issuance under equity compensation plans (in thousands except per share data):
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,519	$0.59	470
Equity compensation plans not approved by security holders	-	-	-

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

  In March, The Company completed the sale of 211,875 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has voting rights with each share of Preferred Stock having 10 votes on all matters submitted to our shareholders. In connection with the offering, the Company issued warrants for 472,105 shares of common stock to these preferred stockholders and certain agents with exercise prices ranging from $0.80 to $3.50 per share. These warrants have a term of three years. Neither the issuance of the Preferred Stock nor of the warrants, or the shares to be issued upon exercise of these warrants, have been registered under the Securities Act. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

  On January 1, 2005, the Company granted Stock Options to Samuel E. Hunter, a director of the company, for his anniversary grant. The company granted 12,500 shares with an exercise price of $0.15 per share.

  On January 1, 2005, the Company also granted Stock Options to Michael C. Lee, the Chief Financial Officer, under his contract renewal.  The company granted 200,000 shares with an exercise price of $0.15 per share.

  On February 19, 2005 the Company granted Stock Options to John M. Gilreath, a director of the company, for his anniversary. The company granted 12,500 shares with an exercise price of $0.28 per share

  In the 1st quarter of 2005, the Company received a short-term loan from the James R. Colpitt Trust in the amount of $175,000. As consideration for this financing, the Company issued warrants for a total of 200,000 shares of common stock to the Colpitt Trust and its agent. These warrants have an exercise price of $0.50 and a term of three years. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

  In the 2nd Quarter of 2005, warrants to purchase approximately 495,800 shares (Colpitt Trust-247,900 shares, Mr. Moore-247,900 shares) of common stock at exercise prices ranging from $0.12 to $0.47 have been issued to the Colpitt Trust and Mr. Moore in connection with advances on the line of credit. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

  On July 9, 2005 the Company granted Stock Options to Mark E Cline, a director of the company, for his anniversary. The company granted 25,000 shares with an exercise price of $0.62 per share. The director's plan on that date was over its limit; therefore, these options were expensed under the 2005 Plan once shareholder approve was received for the Plan.

  On July 15, 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.42 were issued to the Colpitt Trust and Mr. Moore, each, as consideration for the $175,000 short-term borrowing from the Colpitt Trust and the personal guaranty and assets pledged by Mr. Moore for this borrowing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

  On July 20, 2005, the Board of Directors of the Company approved the 2005 Non-Qualified Stock Option Plan. The number of shares authorized for issuance pursuant to awards granted under the plan is up to 1.5 million and this plan was approved at the Company's 2005 Annual Shareholders Meeting on October 28, 2005. Also on July 20, 2005, the Board of Directors granted a total of 1,216,750 options to employees and non-employee directors of the Company under the 2005 Plan and the existing stock option plans.

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

  On August 10, 2005, warrants to purchase 200,000 shares of common stock at an exercise price of $0.42 were issued to the Colpitt Trust and Mr. Moore, each, as consideration for the $100,000 short-term borrowing from the Colpitt Trust and the personal guaranty and assets pledged by Mr. Moore for this borrowing. Additionally, warrants to purchase 50,000 shares of common stock at an exercise price of $0.42 were issued to the Proliance Group for arranging this financing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

  On September 14, 2005, warrants to purchase 200,000 shares of common stock at an exercise price of $0.48 were issued to the Colpitt Trust as consideration for a $110,000 short-term borrowing. Additionally, warrants to purchase 50,000 shares of common stock at an exercise price of $0.48 were issued to the Proliance Group for arranging this financing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

  On September 19, 2005, warrants to purchase 12,500 shares of common stock at an exercise price of $0.53 were issued to three separate individuals, each, in consideration for three separate $25,000 short-term loans. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

  Under approval of the shareholders at the annual meeting, the anniversary options due directors from 2003 to present were increased from 12,500 to 25,000 and initial options increased by 10,000. Therefore, in the 4th quarter of 2005, Directors John M. Gilreath, Mark E. Cline and Samuel E. Hunter, respectively, received final approval of 35,000, 25,000 and 37,500 options.

  On the fourth quarter of 2005, two employees were issued warrants to purchase 30,000 shares of common stock, each, at exercise prices ranging from $.07 to $0.19 as consideration for a payment plan on obligations due. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

  On December 23, 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.08 were issued to James Carpenter as consideration for a $175,000 short-term borrowing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.
Item 6.	Selected Financial Data

  The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Conditions and Results of Operations in Item 7 contained herein.

  Selected Financial Operating Results for the five years ended December 31, 2005:
Years Ended December 31,	2005	2004	2003	2002	2001
(Amounts in thousands, except per share amounts)
Operating results:
Net staffing service revenue	$36,648	$44,225	$50,541	$51,828	$71,593
Gross profit	12,720	15,641	15,586	17,670	28,985
Loss before income tax benefit	(4,954)	(6,462)	(3,882)	(6,001)	(4,872)
Income tax benefit	-	-	-	(30)	(894)
Net loss	(4,954)	(6,462)	(3,882)	(5,971)	(3,978)
Accretion of discount on preferred stock	-	(448)	-	-	-
Cumulative preferred stock dividends earned but not declared	(212)	(166)	-	-	-
Net (loss) income applicable to common shareholders	$(5,166)	$(7,076)	$(3,882)	$(5,971)	$(3,978)

Earnings per common share:
Net income (loss) applicable to common shareholders:
Basic and Diluted	$(.98)	$(1.44)	$(1.27)	$(2.12)	$(1.41)
Weighted average common shares:
Basic and Diluted	5,285	4,909	3,062	2,810	2,813

Financial Position:
Working capital (deficit)	$(13,377)	$ (9,776)	$ (6,585)	$ (3,108)	$ (2,519)
Total assets	12,336	14,520	15,368	15,545	23,213
Short-term debt and current maturities	5,344	4,626	5,200	4,808	6,488
Long-term debt	15	110	69	158	424
Stockholders' equity (deficit)	(5,909)	(1,899)	1,774	5,147	10,981

Notes to Selected Financial Operating Results Data:

  2003 reflects a charge of $229,000 related to stock-based employee compensation expense from the adoption of fair value accounting using the modified prospective method. 2004 reflects a charge of $184,000 for stock-based employee compensation expense. 2005 reflects a charge of $261,000 for stock-based employee compensation expense.

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

  Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Selected Financial Data in Item 6 and the audited Consolidated Financial Statements in Item 8 contained herein.

Overview

  We are a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations. During 2005, we offered two kinds of staffing solutions: direct placement services ("permanent placements") and temporary and contract staffing.

  We currently operate offices in the following locations:

Arizona Colorado Georgia Pennsylvania Texas	Phoenix Denver Atlanta Philadelphia Dallas, Houston and Austin

  The offices are responsible for marketing to clients, recruitment of personnel, operations, local advertising, initial customer credit evaluation and customer cash collection follow-up.  Our executive offices, located in Dallas, Texas, provide corporate governance and risk management, as well as certain other accounting and administrative services, for our offices.

  We believe that we will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets. See "Liquidity and Capital Resources" below for a discussion of our ability to continue as a going concern and our plans for addressing those issues. The inability to obtain additional funds could have a material adverse affect on the Company.

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

  Focused our sales force on Fortune 500 companies; and

  Reduced fixed expenses to better align our cost structure with lower margin temporary and contract staffing services.

  As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries. For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities. While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance. By the end of 2005, we had largely reversed the composition of our revenues, with 83% of our revenues generated through temporary and contract staffing and 17% of our revenues from direct placement activities. We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical industry and contract nurse staffing, to augment our more traditional information technology and engineering base.

  These strategic changes require us to evaluate our fixed costs to be more in line with our new revenue model. In 2005, gross margins were 34.7% of revenues as compared to 35.4% of revenues in 2004. Direct placement revenues for the year were 17% of total revenue as compared to 20% of total revenue in 2004. General and administrative expenses decreased by $3.2 million from 26% of revenues or $11.3 million in 2004, to 22% of revenues or $8.1 million during 2005. Primary contributors to this decrease were a $1.1 million decrease in professional fees; a $0.7 million decrease in group insurance costs; a $0.5 million decrease in penalties accrued for late payment of taxes; a $0.3 million decrease in office rents; a $0.3 million decrease in staff salaries; a $0.2 million decrease in telephone costs; and a $0.1 million decrease in general insurances. Management expects general & administrative expenses to start leveling off; however, we continue to work on cost cutting measures and consolidation of operations.

  We are implementing other plans, as discussed in "Liquidity and Capital Resources" below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next year. If these changes are not accomplished, we may be unable to continue as a going concern.

Acquisition/Divestiture of MRN

  During the third quarter 2003, we identified and entered into an agreement to purchase all of the contracts and related receivables of Medical Resource Network, Inc. ("MRN"), a Southern California-based company specializing in the placement of traveling nurses. MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to grow. As a result, we structured a transaction in which its nurses transitioned to our employ and we began taking over many back office functions of MRN. We maintained this relationship through February 2004, allowing us to thoroughly familiarize ourselves with the operations, the business, and the traveling nurse industry. We ultimately closed the acquisition in February 2004.

  On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a loan to the Company.

  Although the Company still appreciates the future growth in nurse staffing, management believes the cash received, if the sale is completed, can be better used to assist the Company with its long-term goals.

Restructuring

  In late June 2004, the Board approved a several phase restructuring plan submitted by upper management to reduce costs of the Company on a going-forward basis. Since severance pay was offered in association with layoffs that occurred in the 3rd quarter of 2004 and some phases of the restructuring occurred in later periods, the primary effects of the cost savings were not be noticeable until 2005. Every office and agency of the Company was evaluated resulting in: (i) the closure of several under-performing sales offices and agencies, (ii) the downsizing of staff, (iii) newly negotiated contracts at lower rates, including certain leases, and (iv) other cost saving measures. All of these measures have been implemented to improve operating results, lower losses, improve cash, demonstrate operating efficiencies, and increase our ability to raise future capital. However, no assurance can be given that this lowered operating expense will continue in this trend in the future.

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

  a superior database operating system that includes over 850,000 individuals;

  the ability to attract Fortune 500 clients; and

  our leadership within the industry organization, the National Association of Personnel Services ("NAPS").

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

  We are committed to an acquisition policy going forward. With the growing industry trend towards lower-margin contract and temporary staffing, size matters. Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the Company as a nationwide staffing firm and leverage its customer base into new geographical regions. More importantly, as the size of the company's revenues increase, fixed costs as a percentage of revenues should decrease. Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company. To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing. We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

Sale of Preferred Stock

  During December 2003, we executed a term sheet with certain accredited investors whereby we agreed to sell up to $1,650,000 in convertible preferred stock in a private placement. The offering was oversubscribed and closed in March 2004. We issued 209,875 shares of the Series A convertible preferred stock (the "Preferred Stock"), par value $10, and received gross proceeds of $2,098,750. Another 2,000 shares were issued as commission related to the offering for a total of 211,875 shares outstanding. Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter. The Preferred Stock has voting rights with each share of Preferred Stock having 10 votes on all matters submitted to our shareholders. If the dividends due on the Preferred Stock are in arrears, we cannot pay dividends on, make other distributions to, redeem or purchase our common stock. Because of our current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance.

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2005 Compared to The Year Ended December 31, 2004

Service Revenues and Gross Profit

($ in thousands)	2005	2004	Difference

Direct placements	$ 6,283	$ 8,717	$ (2,434)
Temporary and contract staffing	30,365	35,508	(5,143)
Net service revenues	36,648	44,225	(7,577)

Direct costs of temporary and contract staffing	(23,928)	(28,584)	(4,656)
Gross profit	$ 12,720	$ 15,641	$ (2,921)

  For the year 2005, net service revenue decreased $7,577,000, or 17.1%, to $36,648,000 as compared to $44,225,000 for the previous year. Revenues from direct placements decreased $2,434,000, or 27.9%, as customers deferred hiring new staff in 2005. Our contract and temporary staffing revenues decreased $5,143,000, or 14.5%. The decrease in temporary and contract staffing as compared to the prior year was due primarily to the fulfillment of HIPAA-conversion contracts which did not continue throughout 2005. In 2005, the percentage of temporary and contract staffing revenues to total revenues increased to 83% versus 80% in 2004.

  For the year 2005, gross profit decreased by $2,921,000, or 18.7%, to $12,720,000 as compared to $15,641,000 in the previous year. Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales. The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%. Contract margins on the other hand can range anywhere from 15% to 36% depending on our level of overall involvement in the contract. Therefore, when temporary and contract revenues decreased from 2004 to 2005, our direct costs registered a corresponding $4,656,000 decrease and our gross profit decreased to $12,720,000. Our gross margin on our temporary and contract staffing business increased in 2005 to 21.2% from 19.5% in 2004 due to our concentration on higher- margin temporary business. Overall gross profit, as a percentage of net service revenue, decreased to 34.7%, as compared with 35.4% in the previous year, due primarily to the increased percentage of revenues from temporary and contract staffing which has lower margins than direct placement revenues.

Operating expenses

  Operating expenses amounted to $15,485,000 for 2005, a decrease of $5,099,000, or 24.8%, as compared to the previous year. As part of this decrease, selling, general & administrative expenses (S,G&A) decreased by $4.97 plus depreciation and amortization decreased by $0.21 million offset by an increase in stock-based employee compensation. Selling expenses for 2005 were $6,932,000, a decrease of $1,712,000 from 2004. The decrease was due primarily to the decrease in commissions paid from the decrease in contract and direct placement revenues. In addition, general and administrative expenses decreased by $3,253,000, as compared to the previous year. The decrease was primarily due to a $1.1 million decrease in professional fees; a $0.7 million decrease in group insurance costs; a $0.5 million decrease in penalties accrued for late payment of taxes; a $0.3 million decrease in office rents; a $0.3 million decrease in staff salaries; a $0.2 million decrease in telephone costs; and a $0.1 million decrease in general insurances. We recorded a non-cash stock-based employee compensation charge of $261,000 in 2005 as compared to $184,000 in 2004. Depreciation and amortization expense decreased to $224,000 in 2005 as compared to $434,000 in the previous year.

Other expense items

  For the year 2005, net interest expense increased by $450,000 to $2,189,000, due primarily to increased borrowings as well as the higher cost of our borrowings. In 2005, the Company had a gain on early extinguishment of debt of $0 compared to $222,000 in 2004. Net loss on the sale of assets was $0 in 2005 as compared to $2,000 in 2004.

Income Taxes

  We did not report any income tax benefit from our losses before income taxes in 2005 or 2004 due to our determination that we may not be able to realize the full benefit of our deferred tax assets.

Accretion of Discount and Dividends on Preferred Stock

  We issued preferred stock in March 2004. For the year 2004, we accreted discount equal to the value assigned to the embedded conversion feature in the preferred stock. Since the preferred stock is not redeemable except upon the happening of certain contingencies, we believe that there will be no additional amortization of discount in future periods. The dividend on the preferred stock is due quarterly and is cumulative. The Board of Directors has not declared or authorized payment of the dividends that have accrued from the issue date to December 31, 2005. However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

The Year Ended December 31, 2004 Compared to The Year Ended December 31, 2003

Service Revenues and Gross Profit

($ in thousands)	2004	2003	Difference

Direct placements	$ 8,717	$ 8,663	$54
Temporary and contract staffing	35,508	41,878	(6,370)
Net service revenues	44,225	50,541	(6,316)

Direct costs of temporary and contract staffing	(28,584)	(34,955)	(6,371)
Gross profit from continuing operations	$ 15,641	$ 15,586	$ 55

  For the year 2004, net service revenue decreased $6,316,000, or 12.5%, to $44,225,000 as compared to $50,541,000 for the previous year. Although revenues from direct placements slightly increased $54,000, or 0.1%, our contract and temporary staffing revenues decreased $6,370,000, or 15.2%. The decrease in temporary and contract staffing as compared to the prior year was due primarily to the end of a major contract staffing project that began prior to 2003 and was substantially completed by the 2nd quarter of 2004. In 2004, the percentage of temporary and contract staffing revenues to total revenues decreased to 80% versus 83% in 2003.

  For the year 2004, gross profit slightly increased by $55,000, or 0.0%, to $15,641,000 as compared to $15,586,000 in the previous year. Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales. The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%. Contract margins on the other hand can range anywhere from 15% to 36% depending on our level of overall involvement in the contract. Therefore, when temporary and contract revenues decreased from 2003 to 2004, our direct costs registered a corresponding $6,371,000 decrease and our gross profit increased to $15,641,000. Our gross margin on our temporary and contract staffing business increased in 2004 to 19.5% from 16.5% in 2003 due to our concentration on higher margin business. Overall gross profit, as a percentage of net service revenue, increased to 35.4%, as compared with 30.8% in the previous year, due primarily to the decreased percentage of revenues from temporary and contract staffing which has lower margins than direct placement revenues.

Operating expenses

  Operating expenses amounted to $20,584,000 for 2004, an increase of $2,252,000, or 12.3%, as compared to the previous year. As part of this increase, selling, general & administrative expenses (S,G&A) increased by $3.2 million offset by decreases in both stock-based employee compensation plus depreciation and amortization. Selling expenses for 2004 were $8,645,000, an increase of $312,000 from 2003. The increase was due primarily to the increase in commissions paid from the increase in direct placement revenues. In addition, general and administrative expenses increased by $2,870,000, as compared to the previous year. The increase was primarily due to a $1.1 million increase in professional fees related to the increase in audit and legal fees during 2004, a $0.7 million increase in accrued penalties & interest related to the late payment of taxes, and a $0.7 million increase in group insurance costs. We recorded a non-cash stock-based employee compensation charge of $184,000 in 2004 as compared to $229,000 in 2003. We adopted the fair value accounting for stock-based employee compensation in 2003. Depreciation and amortization expense decreased to $434,000 in 2004 as compared to $1,319,000 in the previous year. During 2003, we adjusted the lives of computer equipment from five to four years and of furniture from five to seven years. We also determined that certain other computer equipment did not provide any future benefit to us in 2003. The total charge in 2003 for these adjustments to depreciation expense was $368,000.

Other expense items

  For the year 2004, net interest expense increased by $570,000 to $1,739,000, due primarily to the higher cost of our borrowings. In 2004, the Company had a gain on early extinguishment of debt of $222,000. Net loss on the sale of assets was $2,000 in 2004 as compared to $25,000 in 2003. Other income decreased by $58,000 in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash on hand at December 31, 2005 was $2,000. Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand. Cash provided by financing activities during the year totaled $639,000, resulting primarily from the issuance of new debt obligations. Cash used by investing activities of $13,000 representing capital expenditures. Cash used by operating activities was $628,000.

  As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company's revenues have declined approximately 55% from levels achieved in 2000. The Company has also reported net losses for the last four years as a result of the decline in its business, and the Company's current liabilities of $17.7 million exceed its current assets of $4.4 million as of December 31, 2005.

  The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable. The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders. The Company operates with minimal cash balances as all cash receipts are deposited into the Company's lockboxes, which are swept daily by its lenders. While the Company has generally sought to borrow the maximum amounts available from these facilities during 2005, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

  During 2005, the Company reduced staff and closed offices to reduce its funds outflow. In 2004, the Company had not paid all employer and employee payroll taxes when due. The amount of unpaid payroll taxes at December 31, 2005, was approximately $3,567,000 plus penalties and interest. As a result of the past due payroll tax liability, the Company was in default under one of its lending agreements. In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt. The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company. However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

  In October 2004, the Internal Revenue Service (the "IRS") placed liens on the assets of two of the Company's subsidiaries. The Company and the IRS reached an agreement that subordinates the claims by the IRS to the Company's senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables and fund its operations. In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company's past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company's senior lender so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company's agreements with the IRS.

  The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations. The IRS reserves the right to change or cancel the agreement at any time. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company's operations. Our lender is continuing to fund us. The Company has entered into amendments with our lender that acknowledges the extended subordination agreement with the IRS. Currently, our lender may demand repayment at any time. There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company's financial condition and on our ability to continue as a going concern.

  The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

  During 2004 and 2005, the Company has entered into several debt agreements (see 12). In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust (the "Colpitt Trust") that was structured as a $550,000 participation loan in the Greenfield Line of Credit. In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. The Company has also received short-term loans of $75,000 in the 3rd quarter of 2005 from 3 separate individuals and has received a $10,000 short-term loan from J. Michael Moore, CEO of the Company. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust and a short-term loan of $175,000 from a private lender. These short-term loans have helped to offset our cash flow issues in 2005 which have been caused primarily by the decline in direct placement revenues.

  In the 1st quarter of 2005, J. Michael Moore, CEO, repaid approximately $324,000 in notes receivable due to the Company.

  The Company has been focused on reducing expenses during 2005. Based on these efforts, we have reduced operating expenses by approximately $5.1 million for the twelve months ending December 31, 2005 as compared to the same period in the prior year.

  Thusfar in 2006 (see Note 21 Subsequent Events), management has also:

    Negotiated and obtained installment agreements on amounts due the IRS,

    Negotiated several settlement agreements on certain debts,

    Entered into a buyout of the Wells Fargo Factoring Agreement to consolidate all lending under a $4.5 million line of credit through Greenfield Commercial Credit at materially lower financing costs,

    Recorded an approximate 40% increase in direct placement sales in the first quarter of 2006 as compared to the four quarter of 2005, partially offset by a material decrease in contract and temporary revenues still being calculated, according to preliminary, unaudited results,

    Entered into a letter of intent to sell its nursing unit, and

    Initiated a private debt offering.

  All of these items have helped sustain the Company in the short-run; however, significant new capital is needed to sustain the Company over the next twelve months and then implement its growth strategies

  We are continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with its capital requirements and business strategy. One of these strategies is to seek acquisitions. by acquiring small companies where we can absorb their back office operations into our own. There can be no assurance that the Company will be successful in implementing the changes necessary to accomplish these objectives, or if it is successful, that the changes will improve its cash flow and liquidity.

  Management believes that the Company will be able to secure other financing that will allow the Company to pursue an acquisition strategy, which when combined with improving market conditions and the restructuring of the Company's present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing. However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company's creditors will give it the time needed to implement its plan.

  Our common stock was delisted from the American Stock Exchange on February 9, 2005 and was trading sporadically on the "pink sheets" inter-dealer trading network until September 2005. In September 2005, the Company's common stock commenced trading on the OTC Bulletin Board. The loss of the AMEX listing has made our ability to use our common stock in acquisitions substantially more difficult. The inability to obtain additional financing will have a material adverse effect on our financial condition. It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.

  Our continuation as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to attain and maintain profitable operations.

Contractual Obligations and Commercial Commitments

  Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2005:
($ in Thousands)	Total	Less than one year	2-3 Years	4-5 years	More than 5 years
Operating leases	$ 4,909	$1,002	$1,828	$ 1,352	$727
Capital leases	66	50	16	-	-
Notes Payable	2,991	2,991	-	-	-
Total	$7,966	$ 4,043	$1844	$1,352	$727

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

  Fees for direct placement of personnel are recognized as income at the time the applicant accepts employment. Revenue is reduced by an allowance for estimated losses in realization of such fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Fees charged to clients are generally calculated as a percentage of the new employee's annual compensation. There are no direct costs for direct placements. Commissions paid by us related to direct placements are included in selling expenses.

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

  Prior to January 1, 2003, the Company elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense was normally recognized for options granted because their exercise price usually equaled the market price of the underlying stock on the date of grant.

Self-Insurance Reserves

  We are self-insured for our employee medical coverage. Provisions for claims under the self-insured coverage are based on our actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits. Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2005.

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

Recent Accounting Pronouncements

  In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

  In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not believe that the adoption of FASB Statement No. 123 (R) will have a material effect on our results of operations since the Company currently follows FASB Statement No. 123.
Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

  The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on our line of credit borrowings. Our factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of accounts receivable that are accepted. During 2005, we did enter into a line of credit and a participation agreement that is based on prime. To the extent we have borrowed against that line of credit and participation agreement, any change in the prime rate will increase our borrowing cost. Based on the balance of the line of credit and participation agreement at December 31, 2005 of $1,802,000, a 1% increase in the prime rate would have an approximate $18,000 annual impact on our interest expense.
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

  Within ninety days of the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  The Company's principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that there are no material misstatements in the Company's audited consolidated financial statements included in this report on Form 10-K. There have been no other changes in the Company's disclosure controls and procedures since September 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures.

Part III
Item 10.	Directors and Executive Officers of the Registrant

Directors

  The table and text below set forth the name, age, current position and term of office of the Company's current directors.

Name	Age	Position
J. Michael Moore	59	Chairman of the Board and Chief Executive Officer
John M. Gilreath	52	Chairman of the Audit Committee
Mark E. Cline	53	Director
Samuel E. Hunter	71	Chairman of the Compensation Committee

  MARK E. CLINE, 53, has been a director of the Company since July 9, 2002. Since 1985, Mr. Cline has served as President of Memphis, Inc., a Dallas-based entity engaged in owning and operating food and beverage establishments. Since April, 1999, he has also served as President of Nimrod, Inc., a Dallas-based real estate development concern, and since October 2004, as a Vice President and licensed securities broker of Reef Securities Inc., a Richardson, Texas based securities firm. Mr. Cline serves on the Audit and Compensation Committees.

  JOHN M. GILREATH, 52, has been a director of the Company since February 19, 2003. Since December 2002, Mr. Gilreath has served as Director of Finance and Chief Operating Officer of Entera Entertainment, Inc., a Washington, D.C.-based film distribution company. From April 2001 to December 2002, he served as Vice President of Allegiance Capital Corporation, a Dallas-based middle market investment bank, and from April 1996 to April 2001, he served as Managing Director of DSJ Consulting, L.L.C., and a Tulsa-based corporate finance consulting company. Mr. Gilreath serves as Chairman of the Audit Committee and on the Compensation Committee.

  SAMUEL E. HUNTER, 71, has been a director of the Company since February 1997. On December 30, 2005 Mr. Hunter retired as Senior Vice President and Manager of the Sales Trading Desk for the New York office of the Charlotte-based Interstate Group, a position he held since July 2000. From October 1997 to June 2000, Mr. Hunter served as Senior Vice President of Sales for OptiMark Technologies, Inc., a New York-based electronic trading network. Mr. Hunter serves as chairman of the Compensation Committee and on the Audit Committee.

  J. MICHAEL MOORE, 59, Certified Personnel Consultant (CPC), was elected to the board of directors of the Company on May 1, 1991. On March 26, 1993, Mr. Moore was appointed as CEO and Chairman of the board. He currently serves as a director of the National Association of Personnel Services (NAPS) and as a director for the Texas Association of Personnel Consultants (TAPC), while acting as a liaison between the two associations. Before joining the Company, Mr. Moore was President and Chief Executive Officer of United States Funding Group, Inc. a Texas corporation ("USFG"). USFG has been involved in acquiring the following from the Resolution Trust Corporation, FSLIC, FDIC and private organizations: real estate, notes secured primarily by real estate, oil & gas properties, and turn-around companies located within the United States.

Executive Officers

  The table and text below set for the name, age, current position and term of office of the Company's current executive officers.
Name	Age	Position
J. Michael Moore	59	Chairman of the Board and Chief Executive Officer
Michael C. Lee	37	Chief Financial Officer, Treasurer, Vice President and Secretary

  Mr. Moore has served as Chief Executive Officer of the Company since May 1993. Mr. Moore has entered into an Employment Agreement with the Company providing for employment through December 31, 2006, at a base salary of $250,000, and a severance payment equal to twelve months salary if terminated other than for cause.

  Mr. Lee has served as Chief Financial Officer of the Company since June 30, 2004. Previously, Mr. Lee served as interim Chief Financial Officer of the Company (January 2004 - June 2004), performed the duties of Director of Finance and Accounting of the Company (September 2003 - January 2004) and worked as Director of Finance for Avatex Corporation (November 1997-May 2003).  Mr. Lee has entered into an employment agreement with the Company providing for employment through December 31, 2006, at a base salary of $125,000, and a severance payment equal to twelve months salary if terminated other than for cause.

  In November 2005, Mr. Moore and Mr. Lee took a reduction in salary to $175,000 and $115,000, respectively, through April 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of common stock (the "Reporting Persons") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of Section 16(a) forms so filed. Based solely on a review of copies of such forms received, the Company believes that, except as set forth below, all of the Reporting Persons timely met their filing obligations for the fiscal year ended December 31, 2005. The exceptions arise as follows: (a) J. Michael Moore did not file Form 4 in connection with the grant of various common stock warrants to purchase 315,417 shares of common stock received after June 13, 2005 and options to purchase 200,0000 shares of common stock received on July 20, 2005 and did not file his Form 5 for 2005, (b) Samuel E. Hunter, a director, did not file Form 4 in connection with option grants to purchase 30,000 and 25,000 shares of common stock received July 20, 2005 and January 1, 2006, respectively, and did not file his Form 5 for 2005, (c) Mark E. Cline, a director, did not file his Form 4 for option grants to purchase 55,000 of common stock received in July 2005 and his Form 5 for 2005, (d) John M. Gilreath, a director, did not file his Form 4 for option grants to purchase 30,000 and 25,000 of common stock options received July 20, 2005 and February 19, 2006, respectively, and his Form 5 for 2005, and (e) Michael C. Lee, CFO, did not file his Form 4 in connection with option grants to purchase 180,000 of common stock options received on July 20, 2005 and did not file his Form 5 for 2005.

Audit Committee and Audit Committee Financial Expert

  The Audit Committee currently consists of John M. Gilreath (Chairman), Samuel E. Hunter and Mark E. Cline. Mr. Gilreath was elected as a member and Chairman of the Audit Committee on February 19, 2003, the date that he was appointed to the Board. The Board of Directors has determined that Mr. Gilreath qualifies to be the "audit committee financial expert" as such term is defined in the regulations promulgated by the SEC.

Code of Ethics

  The Company adopted a code of ethics on December 7, 2004 that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's Ethics Policy was filed as an exhibit to our 2003 Form 10-K. A copy of the policy will be supplied to any person without charge by application to Investor Relations, DCRI, 10670 North Central Expressway, Suite 600, Dallas, Texas 75231.

Item 11.	Executive Compensation

Name and Principal Position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (1) (e)	Awards		Payouts	All other compen-sation ($) (3) (i)
					Restricted stock award(s) ($) (f)	Securities under-lying options/ SARs (#) (2) (g)	LTIP payouts ($) (h)
J. Michael Moore Chairman of the Board and Chief Executive Officer	2005 2004 2003	241,000 250,000 250,000	-0- -0- -0-	48,000 48,000 48,000	-0- -0- -0-	200,000 -0- 185,000	-0- -0- -0-	162,000 -0- 9,000
Michael C. Lee Chief Financial Officer (4)	2005 2004	124,000 118,000	-0- -0-	22,200 18,500	-0- -0-	380,000 50,000	-0- -0-	-0- 25,000

(1) Includes perquisites and other personal benefits if the aggregate value is greater than the lesser of $50,000 or 10% of reported salary and bonus. For Mr. Moore, includes deferred compensation of $36,000 and an automobile allowance of $12,000 in 2005; deferred compensation of $36,000 and an automobile allowance of $12,000 in 2004; and deferred compensation of $36,000 and an automobile allowance of $12,000 in 2003. For Mr. Lee, includes deferred compensation of $15,000 and an automobile allowance of $7,200 in 2005 and deferred compensation of $12,500 and an automobile allowance of $6,000 in 2004. The deferred compensation is currently unfunded but has been accrued as a liability to the Company.

(2) Options of 200,000 and 180,000, respectively, were granted to Mr. Moore and Mr. Lee under the 2005 Non-Qualified Stock Option Plan. Mr. Lee also received a 200,000 option grant upon execution of his employment agreement. Option grants for 2003 for Mr. Moore do not include the options for 48,000 shares of common stock that were issued during 2003 in a repricing of options for 240,000 shares of common stock issued in prior years (see "Ten Year Options/SAR Repricings" below).

(3) In October 2002, a warrant to purchase 2.7 million shares of the Company's stock was issued to Mr. Moore. In 2003, the terms of the warrant were changed. The $9,000 charge for 2003 was the difference in the estimated fair value of the warrant before and after the change was made. Mr. Moore had acquired 2,225,000 shares of common stock from the exercise of this warrant. Also, under certain borrowings from the Colpitt Trust, the loans are secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the loan agreements and a board resolution and as consideration for his guaranty, the Company has granted an aggregate amount of 654,167 warrants to purchase shares of common stock to J. Michael Moore, CEO, in 2005. The estimated value of these warrants was $162,000.

For Mr. Lee, the amount represents other compensation for restructuring contributions. Mr. Lee has deferred receipt of this compensation until 2006.

(4) In June 2004, Mr. Lee was promoted to Chief Financial Officer of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual grants					Potential realizable value at assumed annual rates of stock price appreciation for option term		Alternative to (f) And (g): grant date value
Name (a)	Number of securities underlying option/SARs granted (#) (b)	Percent of total options/SARs granted to employees/personnel in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
					5% ($) $ (f)	10% ($) $ (g)	Grant date present value $ (h)
J. Michael Moore	200,000	15.1%	$ 0.45	7/20/2015			$ 88,000
Michael C. Lee	200,000	15.1%	$ 0.15	1/01/2015			$ 30,000
Michael C. Lee	180,000	13.6%	$ 0.45	7/20/2015			$ 79,200

  Grant date value was calculated using the Black-Scholes option pricing model with the same assumptions as those used to calculate the value of these options in the audited consolidated financial statements, included in Item 8 herein, under Statement of Financing Accounting Standards No. 123, "Accounting for Stock-Based Compensation". For the option grant of 200,000 and 180,000, respectively, to Mr. Moore and Mr. Lee, the average expected volatility used in this calculation was 232.7%, the average term was 4.0 years, the average risk free interest rate was 3.96% and the expected dividend yield was 0.0%. For the option grant of 200,000 to Mr. Lee, the average expected volatility used in this calculation was 213.69%, the average term was 4.0 years, the average risk free interest rate was 3.44% and the expected dividend yield was 0.0%.

Stock Option Exercises and Year-end Values

  The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2005 and unexercised options held as of December 31, 2005:
Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year End(#)(1) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options / SARs at Fiscal Year End ($)(1) Exercisable/ Unexercisable
J. Michael Moore	-0-	-0-	404,667/253,333	$ 0/$ 0
Michael C. Lee	-0-	-0-	43,333/426,667	$ 0/$ 0

(1) The amounts under the headings entitled "Exercisable" reflect vested options as of December 31, 2005 and the amounts under the headings entitled "Unexercisable" reflect options that have not vested as of December 31, 2005. The value of the options was based on the Friday closing price of the common stock of the Company on December 30, 2005 of $0.065.

TEN-YEAR OPTION/SAR REPRICINGS
Name	Date	Number of Securities underlying option/SARs repriced or amended	Market price of stock at time of repricing or amendment	Exercise price at time of repricing or amendment	New exercise price	Length of original option term remaining at date of repricing or amendment
Moore, J. Michael	04/01/2003	62,500	$0.43	$12.75	$0.24	5yr-2mo
Moore, J. Michael	04/01/2003	31,000	$0.43	$ 5.13	$0.24	3yr-10mo
Moore, J. Michael	04/01/2003	46,500	$0.43	$ 4.00	$0.24	3yr-10mo
Moore, J. Michael	04/01/2003	100,000	$0.43	$12.75	$0.24	5yr-2 mo

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

Compensation of Directors

  In 2005, our three non-employee directors each received a monthly retainer of $2,666.67. Beginning April 1, 2005, the Board approved additional compensation for any independent director that invests more than four (4) days per month to Board business. The independent directors will receive additional compensation at a daily rate of $500 for each additional full day of services provided to the company.  Additionally, the directors each received an option to purchase 25,000 shares of our common stock, vesting at the rate of 6,250 shares for each calendar quarter thereafter.

  The additional compensation paid in 2005 to Mr. Gilreath, the current Chairman of the Audit Committee, was $1,500 per month.

  On July 20, 2005, each of the three non-employee directors was also granted 30,000 options from the 2005 Non-Qualified Stock Option Plan.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee is responsible for establishing the level of compensation of the listed executive officers of the Company and administering the 1996 Nonqualified Stock Option Plan (the "1996 Plan"), the 1998 Nonqualified Stock Option Plan (the "1998 Plan"), and the 2005 Nonqualified Stock Option Plan (the "2005 Plan"). The compensation review and evaluation is conducted by reviewing the overall performance of each individual and comparing the overall performance of the Company with others in its industry, as well as considering general economic and competitive conditions. The financial performance of the Company on a yearly basis and as compared with the Company's Peer Group (see "Comparative Total Returns" below) and the industry as a whole, the Company's stock price and market share, and the individual performance of each of the executive officers are among the factors reviewed. No particular weight is assigned to one factor over another.

General Compensation Philosophy

  Our fundamental philosophy is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance, the financial performance of the Company and their contribution to that performance. It is our objective to make a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package is comprised of three elements: (a) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels of similarly sized companies, (b) annual variable performance awards payable in cash and tied to the Company's achievement of performance goals, and (c) long-term stock based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's shareholders. Generally, as an officer's level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary.

2005 Compensation

  With respect to Mr. Moore and Mr. Lee, we continue to believe that they have provided outstanding leadership for the Company in some of the most difficult market conditions our industry has ever seen. However, in light of the financial and market conditions faced by the Company, we did not believe it appropriate to give them a raise or bonus in 2005.

2005 Option Grants

  The Board determined that it was in the best interests of the Company to allow many of our key employees to have an increased equity participation in the Company. Thus, options to purchase approximately 1,326,750 shares at exercise prices from $0.15 to $0.45 per share, principally vesting over three years, were granted to 78 employees and key personnel. With the exception of options to purchase 200,000 and 380,000 shares, respectively, to Mr. Moore and Mr. Lee, none of these options were granted to executive officers of the Company. The timing of future grants of options from the overall option pools established under the 1996 Plan, the 1998 Plan, and the 2005 Plan, and their allocations, will be determined by the Compensation Committee based upon market conditions, accounting impact and corporate and individual performance. Emphasis is placed on the long-term performance of the Company and is subjective with no particular emphasis being placed on any one factor.

  On July 20, 2005, each of the three non-employee directors was also granted 30,000 options from the 2005 Non-Qualified Stock Option Plan.

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

  The Compensation Committee has previously reviewed the Company's compensation plans with regard to the deduction limitation contained in Section 162(m) and believes that option grants under the 1996 Plan (the "1996 Options") do not meet the requirements of Section 162(m) to be considered performance-based compensation. Therefore, Section 162(m) could limit the Company's deduction in any tax year in which a Covered Person who received 1996 Options exercises some or all of his 1996 Options and his total compensation, including the value of the exercised options, exceeds $1 million in that taxable year.

  The Compensation Committee decided not to alter the Company's compensation plans with respect to existing 1996 Options, but does believe that options granted and repriced to Covered Persons under the 1998 Plan and 2005 Plan will meet the deductibility requirements of Section 162(m).

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

COMPARATIVE TOTAL RETURNS

Performance Graph

The following graph compares the cumulative total shareholders' return on our common stock to that of the Russell 2000 Index and the Peer Group (as defined below). The graph assumes that an investment of $1,000 was made in our common stock and each of the other indexes on January 1st of the earliest year shown, and that dividends, if any, were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	2000	2001	2002	2003	2004	2005
Peer Group	1,000	833	917	1,292	1,783	1,550
Russell 2000	1,000	1,025	815	1,200	1,420	1,485
DCRI	1,000	299	83	609	52	226

  The Company's Peer Group, as selected by the Company's Compensation Committee, consists of the following companies whose business taken as a whole resembles our activities: Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Professional Staffing, Comforce Corp., National Technical Systems, Inc. and TechTeam Global, Inc. In previous years, the Company's Peer Group included Lamalie Associates, which was party to a merger in 1999 and no longer exists. The returns for the Peer Group index for each period were computed based on the weighted average of the market capitalization of the companies in the Peer Group at the beginning of such period.
Item 12.	Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 2006, by (a) each person known by us to own beneficially five percent or more of the outstanding common stock; (b) each of our directors; (c) each of the current executive officers and those officers named in the Executive Compensation table above; and (d) all directors and executive officers as a group. The address of each person listed below is 10670 N. Central Expressway, Suite 600, Dallas, Texas 75231, unless otherwise indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Total Voting Shares (2)
DCRI L.P. No. 2, Inc.	451,700 (3)	6.11%
J. Michael Moore	4,579,867 (3)(4)	50.98%
Samuel E. Hunter	103,250 (5)	1.38%
Mark E. Cline	119,450 (6)	1.59%
John M. Gilreath	103,750 (7)	1.38%
Michael C. Lee	110,000 (8)	1.47%
Jack Pogue	638,900 (9)	8.64%
Scott W. Pollock	812,500 (10)	10.99%
Carl V. Karnes	812,500 (11)	10.99%
HIR Preferred Partners, LP.	685,046 (12)	9.10%
Robert A. Shuey, III	391,718 (13)	5.10%
James R. Colpitt	1,524,167 (14)	17.13%
All directors and executive officers as a group (6 persons)(3),(4), (5), (6), (7), (8), and (9)	5,016,317	56.81%

  Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

  The percentages are based on 7,391,443 shares, which represents the total voting power of the shares of common stock and preferred stock entitled to vote, voting as a single class, of which 2,118,750 votes are represented by Series A Convertible Voting Preferred Stock and 5,272,693 votes by common stock outstanding, plus shares of common stock which may be acquired by the particular beneficial owner, or group of beneficial owners, within 60 days of March 31, 2006, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

  In February 2003, DCRI LP No. 2, Inc. ("No. 2") filed for bankruptcy protection. As a result, No. 2 holds sole voting and investment power with respect to these shares, but subject to (a) the claims of all of the creditors of No. 2 (in connection with the bankruptcy filing), as well as (b) the rights retained by Sipur LLC, a company in which Mr. Moore has a financial interest, with respect to 168,500 of these shares in connection with two loans to No. 2, the principal balance of which is approximately $269,000.

  Includes the 451,700 shares of common stock which are beneficially owned by No. 2 (as Moore owns substantially all of the capital stock of No. 2), 94,500 shares of common stock owned by another affiliate of Moore and 458,000 shares of common stock issuable upon the exercise of options that vest within 60 days of March 31, 2006. Also includes 1,134,167 shares of common stock underlying warrants granted to Moore. The address of Mr. Moore is 5919 Club Hill Place, Dallas, Texas 75248.

  Includes 78,250 shares of common stock issuable upon the exercise of options that vest within 60 days of March 31, 2006. The address of Mr. Hunter is 301 Riverside Drive, Princeton, New Jersey 08540.

  Includes 106,250 shares of common stock issuable upon the exercise of options that vest within 60 days of March 31, 2006. The address of Mr. Cline is 3828 Banner Drive, Frisco, Texas 75034.

  Includes 103,750 shares of common stock issuable upon the exercise of options that vest within 60 days of March 31, 2006. The address of Mr. Gilreath is 1900 White Oak Road, McKinney, Texas 75070.

  Includes 110,000 shares of common stock issuable upon the exercise of options that vest within 60 days of March 31, 2006. The address of Mr. Lee is 2117 Brook Tree Drive, Garland, Texas 75040.

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

  Includes 1,504,167 shares issuable upon the exercise of warrants. Also includes 20,000 shares issuable upon conversion of 2,000 shares of Series A Convertible Voting Preferred Stock. The address for Mr. Colpitt is PO Box 462, Collinsville, Oklahoma 74021.
Item 13.	Certain Relationships and Related Transactions

  On April 21, 2002, the Company entered into an agreement with Mr. Moore and with DCRI L.P. No. 2 pursuant to which Mr. Moore and DCRI L.P. No. 2 both executed promissory notes to the Company in the amount of approximately $105,000 and $289,000, respectively. These notes had a balance of approximately $324,000 at December 31, 2004, and are shown in the consolidated balance sheet in "Receivables from affiliates." These notes are related to legal fees associated with a lawsuit with Ditto Properties Company. These notes were repaid to the Company in the first quarter of 2005. Mr. Moore owns substantially all of the common stock of DCRI L.P. No. 2.

  On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note. This note was repaid during 2004 to fund the exercise of warrants of the Company's common stock.

  The Company incurred expenses to Pursuant Technologies Inc., previously More-O Corporation ("Pursuant"), of which Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, for approximately $108,000, $146,000, and $107,000, respectively, in 2005, 2004 and 2003, for web site development and for software license fees.

  The Company incurred expenses to Imology, previously Diaws, for $126,000, $204,000 and $165,000 in 2005, 2004 and 2003, respectively, to develop and maintain websites and further develop marketing programs using web technology. Mr. Jack Pogue is a significant shareholder of both the Company and Imology.

  Interest income from related parties amounted to approximately $1,000, $15,000, and $16,000, in 2005, 2004 and 2003, respectively. Interest expense to J. Michael Moore amounted to approximately $500 in 2005. Interest expense to related parties amounted to $25,000 and $5,200 in 2004 and 2003, respectively.

  On February 4, 2004, Samuel Hunter, a director, exercised options to purchase 6,250 shares of the Company's common stock at an exercise price of $0.24 per share. Total proceeds to the Company were $1,500.

  On April 29, 2004, Mr. Moore exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.16 per share. Total proceeds to the company were $144,000.

  On May 4, 2004, Mr. Moore exercised warrants to purchase 425,000 shares of our common stock, at an exercise price of $0.19 per share. Total proceeds to the company were $80,750.

  Mr. Moore and Mr. Colpitt are each 50% owners of Sipur Company LLC ("Sipur"). In 2004, Sipur purchased two notes and the associated indebtedness of DCRI LP No. 2, Inc., which were formerly held by Compass Bank. These notes had an aggregate principal balance of approximately $269,000, were collateralized by 168,500 of the 451,700 shares of the Company's common stock that were held by DCRI LP No. 2. These notes were also guaranteed by the Company. Sipur has released the Company from its guaranty of the notes.

  During 2004 and 2005, the Company has entered into several debt agreements (see Note 12) with the James R. Colpitt Trust. Mr. Colpitt is a beneficial owner of more than 5% of the Company's voting stock. In the 4th quarter of 2004, the Company received a loan from the James R. Colpitt Trust (the "Colpitt Trust") that was structured as a $550,000 participation loan in the Greenfield Line of Credit (see Notes 6 and 12). In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust. As consideration for these loans, the Company has granted an aggregate amount of 1,504,167 warrants (see Note 14) to purchase shares of common stock plus incurred $220,000 of interest and fees in 2005. Additionally, Proliance Group was paid $10,800 of fees and issued an aggregate amount of 150,000 warrants to purchase shares of common stock for arranging this financing. Proliance was also paid $22,500 of advisory fees.

  Under certain borrowings from the Colpitt Trust, the loans are secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the loan agreements and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance. For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  As consideration for his guaranty, the Company has granted an aggregate amount of 654,167 warrants (see Note 14) to purchase shares of common stock to J. Michael Moore, CEO, in 2005.

  The Company has also received a $10,000 short-term loan in the 3rd quarter of 2005 from J. Michael Moore, CEO (see Note 12). Warrants to purchase 5,000 shares of common stock at an exercise price of $0.53 were issued to J. Michael Moore, CEO, in consideration for the loan.

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

  The fees billed or expected to be billed by Pender Newkirk & Company LLP, CPAs for professional services rendered to the Company for the 2005 audit are set forth below. All other fees are for amounts actually paid. The Audit Committee has concluded that the provision of non-audit services by the independent auditors to the Company did not and does not impair or compromise the auditors' independence.
	Pender Newkirk & Company, CPAs			BDO Seidman, LLP
	2005	2004	2003	2003
Audit Fees	$210,000	$210,000	$188,000	$429,145
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total	$210,000	$210,000	$188,000	$429,145

Audit Fees

  These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered for the audits of the Company's annual financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services related to statutory and regulatory filings or engagements for such fiscal years.

Audit-Related Fees

  These amounts represent fees billed or expected to be billed by each of the accounting firms for professional services rendered that were reasonably related to the performance of the audits or the reviews of the Company's financial statements (but which are not included under "Audit Fees" above).

Audit Committee Pre-Approval Policy

  The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by the Company's independent auditors. Under this policy, each year, at the time it engages the independent auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services to be performed during the year. All other non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis. The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities shall be reported to the Audit Committee at each regularly scheduled meeting.

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

3.1	Articles of Incorporation of Registrant as amended (Incorporated by reference from Exhibit 3(a) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW)
3.2	Bylaws of our Company (Incorporated by reference from Exhibit 3(b) to our Registration Statement on Form S-18 (Reg. No. 33-760 FW))
3.3	Amendment No. 1 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 of our Form 10-Q filed on May 15, 1998)
3.4	Amendment No. 2 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of our Form 10-Q filed on November 16, 1998)
3.5	Amendment No. 3 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 of our Form 10-K filed on March 30, 1999)
3.6	Amendment No. 4 to Bylaws of Registrant (Incorporated by reference to Exhibit 3.6 of our Form 10-K filed on March 30, 2001)
3.7	Articles of Amendment to the Certificate of Incorporation of Registrant (Incorporated by reference from Annex 1 to our Schedule 14A filed September 16, 2005)
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
4.17

Form of Common Stock Purchase Warrant between Registrant and the James R. Colpitt Trust and J. Michael Moore, respectively, issued in connection with the $1 million line of credit agreement (Incorporated by reference to Exhibit 4.17 of our Form 10-K for 2004)

4.18	2005 Nonqualified Stock Option Plan, effective as of July 20, 2005 (Incorporated by reference from Annex 3 to our Schedule 14A filed September 16, 2005)+
10.1	Stock Option Agreement between Registrant and J. Michael Moore, executed May 15, 1997 (Incorporated by reference from Exhibit 4.10 to our Form S-8 (Reg. No. 333-27867) filed on May 27, 1997)+
10.2

First Amendment to Amended and Restated Stock Option Agreement between Registrant and J. Michael Moore effective September 30, 1998 (Incorporated by reference to Exhibit 10.4 of our Form 10-K filed on March30, 1999)+

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
10.50

Second Amendment to Loan and Security Agreement between Registrant and Greenfield Commercial Credit LLC, dated effective as of March 15, 2005 (Incorporated by reference to Exhibit 10.50 of our Form 10-K for 2004)

10.51	Amended and Restated Employment Agreement dated as of January 1, 2005, between Registrant and J. Michael Moore + (Incorporated by reference to Exhibit 10.51 of our Form 10-K for 2004)
10.52	Amended and Restated Employment Agreement dated as of January 1, 2005, between Registrant and Michael C. Lee + (Incorporated by reference to Exhibit 10.52 of our Form 10-K for 2004)
10.53	Participation Agreement, effective November 3, 2004, between the James R. Colpitt Trust and Greenfield Commercial Credit LLC (Incorporated by reference to Exhibit 10.53 of our Form 10-K for 2004)
10.54	Promissory Note, dated as of January 3, 2005, made by Registrant to the order of the James R. Colpitt Trust (Incorporated by reference to Exhibit 10.54 of our Form 10-K for 2004)
10.55	Line of Credit Promissory Note, dated as of March 1, 2005, made by Registrant to the order of the James R. Colpitt Trust (Incorporated by reference to Exhibit 10.55 of our Form 10-K for 2004)
10.56	First Amendment to Line of Credit Promissory Note, dated as of March 10, 2005, between Registrant and the James R. Colpitt Trust (Incorporated by reference to Exhibit 10.56 of our Form 10-K for 2004)
10.57	Second Amendment to Line of Credit Promissory Note, dated as of July 15, 2005, and Sample Promissory Note between Registrant and the James R. Colpitt Trust *
10.58	Amendment to Account Purchase Agreement between Datatek Group Corporation and Wells Fargo Business Credit, Inc., dated as of November 28, 2005*
10.59	Third Amendment to Loan and Security Agreement between Registrant and Greenfield Commercial Credit LLC, dated effective as of March 8, 2006 *
10.60	Fourth Amendment to Loan and Security Agreement between Registrant and Greenfield Commercial Credit LLC, dated as of March 31, 2006, and effective as of March 27, 2006*
10.61	Amended and Restated Participation Agreement, effective March 31, 2006, between the James R. Colpitt Trust and Greenfield Commercial Credit LLC *
14.1	Diversified Corporate Resources, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of our Form 10-K for 2003)
21.0	List of Subsidiaries*
23.1	Consent of Pender Newkirk & Company LLP, CPAs*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350*

(* Filed herewith)

(+ Compensation plan, benefit plan or employment contract or arrangement)

(b)	Reports on Form 8-K
The following Current Reports on Form 8-K were filed during the three months ended December 31, 2005:

Current Report on Form 8-K dated December 29, 2005, filed December 30, 2005, announcing a preferred shareholder action, that HIR Preferred Partners, L.P., a holder of preferred Stock, filed suit against the registrant, and that the registrant believes the claims asserted are without merit.

The following Current Reports on Form 8-K were filed after December 31, 2005 and before April 17, 2006, the date this Form 10-K for the year ended December 31, 2005 was filed:
Current Report on Form 8-K, dated and filed March 16, 2006, announcing IRS installment agreements.

Current Report on Form 8-K, dated April 5, 2006, filed April 6, 2006, announcing transactions to significantly reduce cost of working capital financing and to eliminate factoring and that the registrant has entered into an amended loan agreement with its lender, Greenfield Commercial Credit.

Financial Statements and Supplemental Data

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Corporate Resources, Inc. and Subsidiaries
10670 North Central Expressway, Suite 600
Dallas, Texas 75231

  We have audited the accompanying consolidated balance sheets of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended 2005, 2004 and 2003. These financial statements are the responsibility of the management of Diversified Corporate Resources, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2005, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $4,954,000 during the year ended December 31, 2005, has a working capital deficiency of approximately $13,377,000 at December 31, 2005, and is in default on some of its debt. As more fully described in Note 2, the Company is delinquent on its payroll taxes in the approximate amount of $3,567,000 as of December 31, 2005. These conditions and others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 10, 2006

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Par Value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 2	$ 4
Trade accounts receivable, less allowance for doubtful accounts of $153 and $267, respectively	3,963	5,895
Prepaid expenses and other current assets	406	147

Total current assets	4,371	6,046
Property and equipment, net	178	363
Other assets:
Intangibles, net	7,631	7,637
Receivables from affiliates	-	311
Other	156	163
Total Assets	$ 12,336	$ 14,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued expenses	$ 12,069	$ 10,881
Obligations not liquidated because of outstanding checks	335	315
Borrowings under revolving credit agreement	1,252	2,213
Factoring liability	1,059	1,501
Current maturities of long-term debt	2,987	867
Current maturities of capital lease obligations	46	45

Total current liabilities	17,748	15,822
Deferred lease rents	482	487
Capital lease obligations, net of current maturities	15	55
Long-term debt, net of current maturities	-	55

Total liabilities	18,245	16,419

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	-	-
Preferred stock, $10 par value; 215 shares authorized, 212 shares issued and outstanding in 2005 and 2004	448	448
Common stock, $0.10 par value; 50,000 shares authorized, 5,774 and 5,714 shares issued, 5,273 and 5,354 shares outstanding, respectively	577	571
Additional paid-in capital	16,832	15,893
Retained deficit	(22,644)	(17,689)
Common stock held in treasury; 502 and 361, respectively, at cost	(1,122)	(907)
Receivables from related parties	-	(215)

Total stockholders' (deficit)	(5,909)	(1,899)

Total Liabilities and Stockholders' Equity (Deficit)	$ 12,336	$ 14,520

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years ended December 31,
	2005	2004	2003
Net service revenues:
Direct placement services	$ 6,283	$ 8,717	$ 8,663
Temporary and contract staffing services	30,365	35,508	41,878

	36,648	44,225	50,541
Direct cost of temporary and contract staffing services	23,928	28,584	34,955

Gross profit	12,720	15,641	15,586

Operating expenses:
Selling expenses	6,932	8,645	8,333
General and administrative expenses	8,068	11,321	8,451
Stock-based employee compensation	261	184	229
Depreciation and amortization expense	224	434	1,319

	15,485	20,584	18,332

Other expense (income) items:
Interest expense, net	2,189	1,739	1,169
Gain on early extinguishment of debt	-	(222)	-
Loss on sale of assets	-	2	25
Other expense (income), net	-	-	(58)

	2,189	1,519	1,136

Net loss	(4,954)	(6,462)	(3,882)

Accretion of discount on preferred stock	-	(448)	-
Cumulative preferred stock dividends earned but not declared	(212)	(166)	-

Net loss applicable to common stockholders	$ (5,166)	$ (7,076)	$ (3,882)
Net loss per share from continuing operations applicable to common shareholders - basic and diluted	$ (0.98)	$ (1.44)	$ (1.27)
Weighted average common shares outstanding - basic and diluted	5,285	4,909	3,062

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ In Thousands)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained earnings (Deficit)	Common stock held in Treasury	Receivables from related parties	Total
BALANCE, December 31, 202	$-	340	12939	(6,237)	(1,657)	(238)	5,147
Stock-based employee compensation	-	-	229	-	-	-	229
Warrants issued	-	-	24	-	-	-	24
Common stock issued	-	93	50	-	-	-	143
Treasury stock issued	-	-	-	(660)	750	-	90
Decrease in related party receivable	-	-	-	-	-	23	23
Net loss	-	-	-	(3,882)	-	-	(3,882)

BALANCE, December 31, 2003	$-	$433	$13,242	$(10,779)	$(907)	$(215)	$1,774
Stock-based employee compensation	-	-	184	-	-	-	184
Warrants issued	-	-	471	-	-	-	471
Common stock issued	-	138	101	-	-	-	239
Preferred stock issued, net of offering costs	1,895	-	448	(448)	-	-	1,895
Warrants issued with preferred stock	(1,447)	-	1,447	-	-	-	-
Net loss	-	-	-	(6,462)	-	-	(6,462)

BALANCE, December 31, 2004	$448	$571	$15,893	$(17,690)	$(907)	$(215)	$(1900)
Stock-based employee compensation	-	-	261	-	-	-	261
Warrants issued	-	-	659	-	-	-	659
Common stock issued	-	6	19	-	-	-	25
Stock Redemption and decrease in related party receivable		-	-		(215)	215	-
Net loss	-	-	-	(4,954)	-	-	(4,954)

BALANCE, December 31, 2005	$448	$577	$16,832	$(22,644)	$(1,122)	$-	$(5,909)

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ In Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flow from operating activities:
Net loss from continuing operations	$ (4,954)	$ (6,462)	$ (3,882)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on extinguishment of debt	-	(222)	-
Depreciation and amortization	224	435	1,319
Loss from disposal of assets	-	2	25
Change in allowance for bad debts	(79)	(29)	(10)
Deferred lease rents	(5)	89	(49)
Accretion of interest on debt	9	10	13
Value of stock and warrants issued for compensation	684	297	24
Value of stock-based employee compensation	261	184	229
Changes in operating assets and liabilities:
Accounts receivable	2,046	824	164
Accounts receivable from affiliates	311	47	43
Prepaid expenses and other assets	(301)	(14)	10
Trade accounts payable and accrued expenses	1,176	4,001	1,971

Cash used in operating activities	(628)	(838)	(143)

Cash flows from investing activities:
Capital expenditures	(13)	(39)	(138)
Business acquisition costs, net of cash acquired	-	(207)	(410)
Advances to Medical Resources Network, Inc.	-	-	(499)
		-
Cash used in investing activities	(13)	(246)	(1,047)

Cash flows from financing activities:
Issuance of preferred stock	-	1,920	-
Issuance of common stock	-	14	143
Borrowings from related parties	-	-	302
Net (repayments) borrowings on revolving line of credit	(961)	2,213	(3,768)
Net (repayments) borrowings under factoring arrangement	(442)	(2,384)	3,885
Obligations not liquidated because of outstanding checks	20	(757)	760
Issuance of treasury stock	-	-	90
Increase in debt obligations	2,337	1,053	-
Principal payments under debt obligations	(267)	(1,059)	(155)
Principal payments under capital lease obligations	(48)	(75)	(74)

Cash provided by (used in) financing activities	639	925	(1,183)

Change in cash and cash equivalents	(2)	(159)	(7)
Cash and cash equivalents at beginning of year	4	163	170

Cash and cash equivalents at end of year	$ 2	$ 4	$ 163

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
($ In Thousands)

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1,154	$1,524	$1,170
Non-cash investing and financing transactions:
Assets acquired under capital leases	$8	$37	$100
Accretion of discount on preferred stock	$-	$ 448	$ -
Value of warrants issued in private placement to agents or advisors	$-	$ 1,447	$ -
Prior year deferred issue costs for preferred stock	$ -	$ 25	$ -
Warrants exercised by reduction in debt due to holder of the warrant	$ -	$ 225	$ -
Net assets of MRN acquired	$ -	$ 282	$ -
Value of warrants issued to stockholders of MRN	$ -	$ 174	$ -
Purchase of property and equipment financed by the vendor	$ -	$ -	$ 93

See notes to consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Diversified Corporate Resources, Inc. and subsidiaries (the "Company") and the satisfaction of its liabilities and commitments in the normal course of business. However, the Company believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional funds through debt or equity financing or through the sale of assets. See Note 2 for a discussion of the Company's ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional funds could have a material adverse effect on the Company.

Description of Business

The Company is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations. During 2005, the Company offered two kinds of staffing solutions: direct placement services ("permanent placements") and temporary and contract staffing.

The Company currently operates offices in the following locations:

Arizona Colorado Georgia Pennsylvania Texas	Phoenix Denver Atlanta Philadelphia Dallas, Houston and Austin

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

The Company is subject to a number of risks and uncertainties. For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company's future financial position, results of operations and/or cash flows: risks associated with raising adequate capital for continuing operations; general economic conditions that affect the Company's target markets, including inflation, recession, interest rates and other economic factors; the availability of qualified personnel; the Company's ability to successfully integrate acquisitions or joint ventures with its operations (including the ability to successfully integrate businesses that may be diverse as to their type, geographic area or customer base); the level of competition experienced by the Company, especially from companies with greater financial and marketing resources; the Company's ability to implement its business strategies and to manage its growth; the level of development revenues and expenses; and other factors that may affect the Company and businesses generally.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Trade Accounts Receivable

Trade accounts receivable are reported in the consolidated balance sheets at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk. The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue. The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions. Accounts receivable at December 31, 2005 and 2004 include approximately $348,000 and $482,000, respectively, of unbilled receivables that were billed in 2006 and 2005. The Company generally does not charge interest on past due balances.

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

Intangible Assets

Intangible assets consist of non-compete agreements and goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations. Prior to 2002, intangible assets were being amortized on a straight-line basis over periods ranging from 3 to 20 years based on their estimated useful lives or contract terms. On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangibles are no longer subject to amortization. Goodwill is subject to an annual impairment test, which the Company completed for the year ended December 31, 2005. The Company determined that no adjustment to the carrying value of goodwill was required.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows to be generated by that asset. If the carrying value exceeds the expected future cash flows of the asset, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements since it retained the fundamental provisions of SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, related to the recognition and measurement of the impairment of long-lived assets to be held and used.

Obligations not liquidated because of outstanding checks

Under the terms and conditions of our factoring liability (see Note 6), all cash receipts deposited in our lockboxes are swept daily by our lender. This procedure, combined with our policy of maintaining zero balances in the Company's operating accounts, results in the Company reporting a balance of obligations not liquidated because of outstanding checks.

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

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments at December 31, 2005 and 2004 were determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop fair value estimates. Accordingly, estimates are not necessarily indicative of the amounts the Company may realize in a current market transaction. The use of different market assumptions or estimates may have a material effect on the estimated fair value. The fair value estimates are as of December 31 of the appropriate year and are not adjusted for changes in assumptions or circumstances that may arise after those dates.

The recorded values of cash and cash equivalents, trade accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short-term nature of these instruments. The recorded amount of notes receivable from related parties approximates fair value due to the value of the collateral for those receivables. The recorded value of the factoring liability and current and long-term debt approximate fair value due to the Company's ability to obtain replacement borrowings at comparable interest rates.

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

Fees for direct placement of personnel are recognized as income at the time the applicant accepts employment. Revenue is reduced by an allowance for estimated losses in realization of such fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period). Fees charged to clients are generally calculated as a percentage of the new employee's annual compensation. There are no direct costs for permanent placements. Commissions paid by the Company related to permanent placements are included in selling expenses.

Revenues from temporary and contract staffing are recognized upon performance of services. The direct costs of these staffing services consist principally of direct wages and related payroll taxes paid for non-permanent personnel.

Segment Reporting

In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates in only one segment, that of an employment services firm. While the Company's chief operating decision maker receives information by type of revenue, either direct placements or temporary and contract staffing services, the Company does not maintain its books of record so that all operating expenses and assets can be allocated to the types of revenue reported. Therefore, it is impracticable for the Company to provide segment profit or loss by type of revenue other than on a consolidated basis. The Company has no operations outside the United States.

Advertising Costs

Advertising costs are expensed as incurred. For the year ended December 31, 2005, 2004 and 2003, advertising expenses were approximately $238,000, $274,000, and $322,000, respectively.

Earnings (Loss) Per Share

Both basic and diluted loss per share was determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding for calculating both basic and diluted loss per share was also the same. Options and warrants to purchase 6,677,000 shares of common stock in 2005, 3,081,000 shares in 2004 and 3,626,000 shares in 2003 were not included in the computation of diluted earnings per share as the effect of including those options and warrants in the calculation would have been anti-dilutive.

Comprehensive Loss

For all periods presented, comprehensive loss is equal to net loss.

Self-Insurance Reserves

The Company was self-insured for its employee medical coverage. Provisions for claims under the self-insured coverage are based on the Company's actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits. Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at December 31, 2005.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective method as permitted under SFAS No. 148. As a result, for the year ending December 31, 2003, the compensation cost recognized for stock-based employee compensation is the same as that which would have been recognized if the Company had used the fair value based recognition provisions of SFAS No. 123 for all employee awards granted, modified or settled after December 31,1994. Under the modified prospective method the Company used under SFAS No. 148, results for prior years are not restated. The Company begins recognizing such compensation cost as if all grants will entirely vest.

Prior to January 1, 2003, the Company elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation expense was generally recognized for options if their exercise price was at least equal to the market price of the underlying stock on the date of grant.

For options issued to employees and directors during the three years ended December 31, 2005, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The weighted average fair value of options issued during the year ended December 31, 2005 was $0.42 per share, during the year ended December 31, 2004 was $1.15 per share, and during the year ended December 31, 2003 was $0.32 per share. The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004	2003
Expected option lives - in years	4.0	3.7	4.0
Expected volatility - %	223.7	107.0	99.6
Expected dividend rate - %	0.0	0.0	0.0
Risk-free interest rate - %	3.8	3.1	3.0

The following table illustrates the effect on net loss and net loss per share for the three years ended December 31, 2005 as if compensation cost for the Company's options issued to employees and directors had been determined using the fair value based method at the date of grant of such awards consistent with the provisions of SFAS No. 123:

($ in thousands, except per share amounts)	2005	2004	2003
Net loss as reported	$ (4,954)	$ (6,462)	$(3,882)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	261	184	229
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(261)	(184)	(229)
Pro forma net loss	$ (4,954)	$ (6,462)	$ (3,882)
Basic and diluted loss per share (1)	$ (0.98)	$ (1.44)	$ (1.27)

(1) Loss per share includes $448,000 of accretion of discount on preferred stock in 2004 plus $212,000 and $166,000 of cumulative preferred stock dividends earned but not declared in 2005 and 2004, respectively.

Reclassifications

Certain previously reported amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not believe that the adoption of FASB Statement 123 (R) will have a material effect on our results of operations since the Company currently follows FASB Statement No. 123.

2. Going Concern and Management Plans

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company's revenues have declined approximately 55% from levels achieved in 2000. The Company has also reported net losses for the last four years as a result of the decline in its business, and the Company's current liabilities of $17.7 million exceed its current assets of $4.4 million as of December 31, 2005.

The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable. The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders. The Company operates with minimal cash balances as all cash receipts are deposited into the Company's lockboxes, which are swept daily by its lenders (see Note 6). While the Company has generally sought to borrow the maximum amounts available from these facilities during 2005, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2005, the Company reduced staff and closed offices to reduce its funds outflow. In 2004, the Company had not paid all employer and employee payroll taxes when due (see Note 19). As a result of the past due payroll tax liability, the Company was in default under one of its lending agreements (see Notes 6 and 19). In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt. The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company. However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

Payroll tax liabilities incurred of approximately $3,567,000 as of December 31, 2005, have not been paid (excluding any penalty and interest payments due on the underpayment). The Company first disclosed that it had not paid all payroll taxes when due in June 2004. Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service as discussed below.

In October 2004, the Internal Revenue Service (the "IRS") placed liens on the assets of two of the Company's subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company's past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company's senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables and fund its operations. In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company's past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company's senior lender so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company's agreements with the IRS.

The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations. The IRS reserves the right to change or cancel the agreement at any time. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company's operations. Our lender is continuing to fund us. The Company has entered into amendments with our lender that acknowledges the extended subordination agreement with the IRS. Currently, our lender may demand repayment at any time (see Note 6). There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company's financial condition and on our ability to continue as a going concern.

The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

During 2004 and 2005, the Company has entered into several debt agreements (see Note 12). In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust (the "Colpitt Trust") that was structured as a $550,000 participation loan in the Greenfield Line of Credit. In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. The Company has also received short-term loans of $75,000 in the 3rd quarter of 2005 from 3 separate individuals and has received a $10,000 short-term loan from J. Michael Moore, CEO of the Company. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust and a short-term loan of $175,000 from a private lender. These short-term loans have helped to offset our cash flow issues in 2005 which have been caused primarily by the decline in direct placement revenues.

In the 1st quarter of 2005, J. Michael Moore, CEO, repaid approximately $324,000 in notes receivable due to the Company.

The Company has been focused on reducing expenses during 2005. Based on these efforts, we have reduced operating expenses by approximately $5.1 million for the twelve months ending December 31, 2005, as compared to the same period in the prior year.

Thusfar in 2006 (see Note 21 Subsequent Events), management has also:

    Negotiated and obtained installment agreements on amounts due the IRS,

    Negotiated several settlement agreements on certain debts,

    Entered into a buyout of the Wells Fargo Factoring Agreement to consolidate all lending under a $4.5 million line of credit through Greenfield Commercial Credit at materially lower financing costs,

    Recorded an approximate 40% increase in direct placement sales in the first quarter of 2006 as compared to the fourth quarter of 2005, partially offset by a material decrease in contract and temporary revenues still being calculated, according to preliminary, unaudited results,

    Entered into a letter of intent to sell its nursing unit, and

    Initiated a private debt offering.

All of these items have helped sustain the Company in the short-run; however, significant new capital is needed to sustain the Company over the next twelve months and then implement its growth strategies

The Company is continuing to evaluate various other financing and restructuring strategies, including merger candidates and investments through private placements, to maximize shareholder value and to provide assistance in pursuing alternative financing options in connection with its capital requirements and business strategy. One of these strategies is to seek acquisitions by acquiring small companies where we can absorb their back office operations into our own. There can be no assurance that the Company will be successful in implementing the changes necessary to accomplish these objectives, or if it is successful, that the changes will improve its cash flow and liquidity.

Management believes that the Company will be able to secure other financing that will allow the Company to pursue an acquisition strategy, which when combined with improving market conditions and the restructuring of the Company's present businesses, should eventually produce enough new revenues and gross profit to cover the operating funds shortfall the Company is currently experiencing. However, the Company cannot guarantee that funds will be available, that any acquisitions will, if made, be accretive to our cash flow, or that the Company's creditors will give it the time needed to implement its plan.

Our common stock was delisted from the American Stock Exchange on February 9, 2005 and was trading sporadically on the "pink sheets" inter-dealer trading network until September 2005. In September 2005, the Company's common stock commenced trading on the OTC Bulletin Board. The loss of the AMEX listing has made our ability to use our common stock in acquisitions substantially more difficult. The inability to obtain additional financing will have a material adverse effect on our financial condition. It may cause us to delay or curtail our business plans or to seek protection under bankruptcy laws.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to attain and maintain profitable operations.

3. Business Acquisitions / Divestitures

Medical Resource Network, Inc. ("MRN"):

During the third quarter of 2003, and consistent with the Company's commitment to enter into the healthcare arena, the Company identified and established a relationship with MRN. MRN was a Southern California-based company specializing in the placement of traveling nurses. MRN maintained contract relationships with hundreds of hospitals throughout the country but lacked the financial resources to compete and grow. As a result, the Company structured a transaction in which the employees and nurses became employees of the Company, and the Company began taking over many back office functions of MRN. The Company maintained this relationship into 2004, allowing it to become thoroughly familiar with the operations, the business, and the traveling nurse industry.

The Company closed its acquisition of certain assets of MRN in February 2004. The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company's assessment of fair values (amounts in thousands):
Assets received - accounts receivable	$ 421
Liabilities assumed - notes payable	(139)
Net assets received	282
Cash paid in 2003:
Advances to fund operations of MRN up to December 31, 2003	499
Cash paid in 2004:
To owners of MRN	11
To creditor of MRN to release accounts receivable	329
Cash provided by operations from January 1, 2004 to purchase date	(133)
Other purchase costs:
Value of warrants issued	174
Total cash paid plus other purchase costs	880
Total amount assignable to intangible assets	598
Amount assigned to non-compete agreements and contracts	(25)
Amount of goodwill	$ 573

The liabilities assumed of approximately $139,000 represented notes to former employees of MRN. The value of the notes represented the discounted value payable, based primarily on an interest rate of 16%, which was based on an estimate of an unsecured borrowing rate the Company believed it could have received had it sought outside funds to repay these liabilities. The gross amount due under the notes was approximately $161,000. One note for approximately $3,000 was repaid by May 2004. The other note for approximately $158,000 has been repaid at $5,000 per month through November 2005.

The amount expended by the Company to fund the operations of MRN prior to the purchase of MRN's assets was approximately $366,000. The Company incurred $499,000 of non-reimbursed costs during 2003, which was reported in "Receivables from affiliates" on the December 31, 2003 consolidated balance sheet. During 2004 prior to the purchase, the Company received $133,000 above its actual expenditures on behalf of MRN as partial reimbursement for expenses incurred in 2003.

The stockholders of MRN were issued warrants to purchase 50,000 shares of the Company's common stock as part of the purchase. The warrants have a term of 5 years, an exercise price of $0.65, and were immediately vested. The fair value of the warrants was estimated on the date of grant to be approximately $174,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 108.42%; and a risk-free interest rate of 2.61%.

The amount of the intangibles assigned to the non-compete agreement and contracts purchased were amortized over a one year period, which represents the life of non-compete agreement. The remainder of the intangibles representing goodwill was reviewed for impairment along with the Company's other goodwill in December 2005.

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

The following table presents the unaudited pro forma condensed combined results of operations for the years ended December 31 2004 and 2003, assuming that the purchase of MRN's assets occurred on January 1, 2003:
($ in thousands, except per share amounts)	Years ended December 31, 2004 and 2003
	As reported (Unaudited)		Pro forma (Unaudited)
	2004	2003	2004	2003
Revenues	$ 44,225	$ 50,541	$ 44,652	$ 54,469
Net loss	$ (6,462)	$ (3,882)	$ (6,388)	$ (4,424)
Net loss applicable to common stockholders	$ (7,076)	$ (3,882)	$ (7,002)	$ (4,424)
Net loss per share - basic and diluted	$ (1.44)	$ (1.27)	$ (1.43)	$ (1.44)

The Company estimated the revenue and net income of MRN from January 1, 2004 to the acquisition date would be $427,000 and $74,000, respectively. The Company estimated the revenue and net loss of MRN would be $3,928,000 and $542,000, respectively, for the period from January 1, 2003 to December 31, 2003. These amounts are based on records provided to the Company by MRN, which have not been audited or tested for accuracy, adjusted for expenses paid on MRN's behalf by the Company and for amortization of acquired intangibles.

In the fourth quarter of 2005, MRN filed suit against the company seeking additional compensation under the acquisition. We have filed an answer denying the liability.

On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a loan to the Company. Although the Company still appreciates the future growth in nurse staffing, management believes the cash received, if the sale is completed, can be better used to assist the Company with its long-term goals.

4. Discontinued Operations

From the period ending December 31, 2004 through September 31, 2005, the Company has reported the operations of its Datatek unit as a discontinued operation.

On February 1, 2005, the Company and Axtive Corporation, Inc. ("Axtive") entered into an asset purchase agreement in which the Company will sell substantially all of the assets of Datatek Group Corporation ("Datatek"), headquartered in Phoenix, Arizona, to a subsidiary of Axtive. The purchase price was to consist of up to $5 million in cash and 15,333,333 shares of Axtive stock. As a result of this agreement, Datatek was presented as a discontinued operation in accordance with SFAS No. 144 - Accounting for the Disposal or Impairment of Long-lived Assets.

On June 15, 2005, the Company received notification from Axtive that they will be unable to satisfy the conditions to closing set forth in the asset purchase agreement. During the 3rd quarter, the Company attempted to negotiate other possible transactions regarding the sale of this unit with other interested parties.

Ultimately, the Company has decide to retain this unit, refinance its working capital facility (see Note 6 and 21), and review its growth opportunities. As of December 31, 2005, the unit no longer met the provisions of SFAS No. 144; therefore, its financial and operating results are presented with continuing operations in the accompanying financial statements and notes for all periods presented.

5. Convertible Preferred Stock

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement. In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the "Preferred Stock"), par value $10. The offering was oversubscribed and closed on March 19, 2004. The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750. Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding. Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter. The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company. If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock. Because of the Company's current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance. The amount of dividends earned but not declared for the twelve months ending December 31, 2005 was $211,875 or $1.00 per share of Preferred Stock outstanding. The total amount of dividends earned but not declared since the issuance of the preferred stock through December 31, 2005 was approximately $378,000 or $1.78 per share of Preferred Stock outstanding.

Each share of Preferred Stock is convertible at the option of the holder into ten shares of common stock. Each share of Preferred Stock is convertible at the option of the Company at any time after the occurrence of a trade of a share of its common stock on a national securities exchange for a price exceeding $2.00 per share; however, only after at least eight dividend payments have been made. Each share of Preferred Stock automatically converts after at least 825,000 shares of the Company's common stock have traded on a national securities exchange for a price exceeding $3.00 per share, subject to the payment of at least eight dividend payments and the common stock into which they are convertible having been registered.  The Company has reserved 2,118,750 shares of its common stock for the conversion of the Preferred Stock.

The Company paid $189,375 out of the proceeds for fees to agents involved in the offering. In addition, $20,000 of additional Preferred Stock was issued (as discussed above) for a fee to an agent in the offering. Legal and other fees paid were approximately $14,000, resulting in net cash proceeds to the Company of approximately $1,895,000.

Warrants were issued to certain agents in connection with the offering. The Company issued warrants for 169,428 shares of the Company's common stock at $0.80 per share, 235,713 shares at $2.00 per share and 66,964 shares at $3.50 per share. These warrants have a term of three years from their issue date, which was the date the parties executed their warrants. The warrant exercise price on the $2.00 per share and $3.50 per share warrants is subject to reduction depending on the net income before taxes reported by the Company for the fiscal year ending December 31, 2004. Since the Company reported a net loss before taxes for the year ending December 31, 2004, the exercise price for these warrants has been reduced to $0.00. These warrants were valued at their market value at March19, 2004 assuming that the exercise price was $0.00, which resulted in an intrinsic value for these warrants of approximately $989,754. The fair value of warrants with an exercise price of $0.80 was calculated using the Black-Scholes option pricing model with the following average assumptions: an expected term of 2 years, an expected dividend yield of 0.0%, an expected stock price volatility of 107.16% and a risk-free interest rate of 1.72%. The total fair value of these warrants was $457,340.

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

The following table reflects the computation of the carrying value of the Preferred Stock since its issuance:
Cash received for 211,875 shares of preferred stock issued, including warrants	$2,098,750
Less: expenses related to preferred stock issuance	(203,295)
Value of warrants issued	(1,447,094)
Carrying value of preferred stock before value of embedded conversion feature	448,361
Less: value of embedded conversion feature	(448,361)
Net carrying value of preferred at date of issue
Amortization of discount on preferred stock since issuance	448,361
Carrying value of preferred stock at March 31, 2004	$448,361

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

6. Line of Credit and Factoring Facilities

On December 1, 2003, Wells Fargo Business Credit ("Wells Fargo") and the Company entered into a secured senior credit agreement (the "Wells Fargo Facility"). The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices. In addition, the Company pays Wells Fargo a fee of 1.1% of the gross face amount of each eligible invoice for the first thirty days and .035% per day thereafter until paid in full. The minimum fee due Wells Fargo is $20,000 per month. On November 28, 2005, we entered into an amendment by which our agreement would continue month-to-month and we would pay an accommodation fee of $1,400 a month. Under the amendment we may terminate on at least 5 days notice or by Wells Fargo at any time in case of an event of default. On January 31, 2006, Wells sent the Company a notice of default after the additional liens by the IRS plus increased its fee to 2.625% of the gross face amount of each eligible invoice for the first thirty days and .0525% per day thereafter until paid in full. On March 31, 2006, we terminated the Wells Fargo Facility and consolidated our lending at Greenfield.

The average amount borrowed under the Wells Fargo Facility during 2005 was approximately $1,147,000. The average interest rate on these borrowings was 31.3%. The maximum and minimum amounts borrowed were $1,616,000 and $844,000, respectively, for the year ended December 31, 2005.

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

All of the assets of the Company and its subsidiaries were pledged to secure this facility, and most of these subsidiaries have guaranteed the repayment of the Company's obligation. The Company had also agreed to a permanent reserve of $700,000, which was released in March 2004 in connection with the Company obtaining a secured, senior line of credit discussed below.

Wells Fargo, on June 14, 2004, declared that a default currently existed under the Wells Fargo Facility as a result of the Company not remitting all payroll taxes when due, although they continued to advance funds on accounts receivable from the Company. However, Wells Fargo lowered the advance rate to 85% as compared to 90% and raised the discount fee by 1%, still subject to the $20,000 a month minimum. Wells Fargo also continued to advance funds on the Company's accounts receivable after the IRS subordinated their lien for unpaid payroll taxes to the Company's senior lenders.

Under the factoring facility from Wells Fargo, the Company believed it retained primary responsibility for losses on the accounts receivable on which Wells Fargo advanced funds because of the guarantees and additional collateral held by the lender. Therefore, the Company does not show the assets as having been sold, and it accounts for the funds received as current debt on the balance sheet in the caption "Factoring liability".

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit ("Greenfield") on March, 2004, while still maintaining the credit facility with Wells Fargo. Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company's receivables and other security interests.  The term of the Greenfield line of credit facility (the "Greenfield Facility") is due on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005. On March 12, 2005, the Company entered into an amendment with Greenfield that extended the maturity date to March 12, 2006. We entered into a third amendment to extend the maturity date to March 27, 2006 and then entered into a fourth amendment to extend the maturity to March 27, 2007; to lower the maximum limit to $4.5 million; and to include Datatek as an eligible creditor to buyout Wells Fargo.

The Company does not have to be in default under the Greenfield Facility for demand to be made. All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company's obligation to Greenfield.

The interest rate on the Greenfield loan is 8.0% above the prime rate. There was a $200,000 commitment fee paid on the closing. The amount that may be borrowed at any time under the line of credit is based on eligible receivables. Receivables for temporary and contract services will be advanced at 85% of the receivable. Originally, receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,000,000 or 30% of the gross availability. All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield. The average amount borrowed under the Greenfield Facility for the year ended December 31, 2005 was approximately $1,841,000. The average interest rate, including the unused line of credit fee, for the year was 20.7%. The maximum and minimum amounts borrowed were $2,490,000 and $1,095,000. The Company incurred lending fees of approximately $263,000 plus unused line fees of $54,000. Of these fees, approximately $200,000 were considered debt origination costs and are being amortized to interest expense over a one year period.

As a result of our non-payment of payroll taxes, the Company entered into a Forbearance Agreement with Greenfield on July 27, 2004. Under the agreement, Greenfield agreed not to enforce its default remedies for 90 days after the date of the agreement. The Company incurred approximately $51,000 in fees for the agreement. On October 27, 2004, the Company entered into an Amended Forbearance Agreement that granted the Company until January 27, 2005 to resolve its delinquent payroll tax issues with the IRS. Greenfield also agreed to increase borrowings on direct placement revenues to 40% of gross availability subject to a cap of $1,250,000. The Company incurred $50,000 in fees for the amended agreement. The Amended Forbearance Agreement has not been renewed, but Greenfield continues to fund the Company under its line of credit. On March 12, 2005, the Company entered into the Second Amendment to the Loan and Security Agreement with Greenfield which acknowledged that the Company had extended the subordination of its lien with the IRS for the payment of the past due taxes; extended the maturity date of the line of credit to March 12, 2006; and amended the borrowings on direct placement revenues to 35% of net availability subject to a cap of $1,250,000. The Company incurred $200,000 in fees for the amended agreement. We entered into a third amendment to extend the maturity date to March 27, 2006 and then entered into a fourth amendment to extend the maturity to March 27, 2007; to lower the maximum limit to $4.5 million; and to include Datatek as an eligible creditor to buyout Wells Fargo. The Company incurred $180,000 in fees on March 27, 2006, for the amended agreement.

7. Property and Equipment

Property and equipment consists of:

($ In Thousands)	December 31,
	2005	2004
Computer equipment and software	$ 3,880	$3,859
Furniture and equipment	1,093	1,093
Leasehold improvements	60	120
	5,033	5,072
Less accumulated depreciation and amortization	(4,855)	(4,709)
Property and equipment, net	$178	$363

Depreciation and amortization of property and equipment was approximately $224,000, $434,000 and $1,319,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The depreciation for 2003 included approximately $368,000 in charges related to a change in the estimated lives of certain assets

During 2003, the Company conducted a review of its property and equipment and related depreciation policies. As a result, the Company changed the estimated useful life of its computer equipment from five to four years and for its furniture from five to seven years. The changes were made to more accurately reflect the actual period of time the Company was benefiting from these assets. The reassessment of the lives used to depreciate these items was considered a change in estimate and resulted in an additional $186,200 charge to depreciation expense for the fourth quarter of 2003. In addition, the Company determined that certain other computer equipment and software did not provide any future benefit to the Company and took an additional depreciation charge of approximately $181,800 for the change in estimate of their useful lives in the fourth quarter of 2003.

Also included in depreciation and amortization expense is amortization of assets under capital leases in 2005, 2004 and 2003 of approximately $48,000, $62,000 and, $50,000  The unamortized balance of assets under capital leases was approximately $49,000 and $88,000 at December 31, 2005 and December 31, 2004, respectively. These assets are included in computer equipment.

8. Intangibles

Intangibles Subject to Amortization

Intangibles subject to amortization consist of non-compete agreements. The non-compete agreements arose in relation to businesses purchased by the Company. The net carrying amount is the remaining amount assigned to the non-compete agreement from the related purchase contract. These agreements are amortized over their life, which is from one to five years. The gross carrying amount and accumulated amortization are removed when fully amortized.

($ in Thousands)	December 31,
	2005	2004
Balance at beginning of year	$ 6	$ 54
Amortization	(6)	(48)
Net carrying amount	$ -	$ 6

9. Goodwill

Effective January 1, 2002, goodwill ceased to be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The carrying value for goodwill is the net amortized balance as of the date of adoption of SFAS No. 142, as adjusted.

($ in Thousands)	December 31,
	2005	2004
Balance at the beginning of the year	$7,631	$7,058
Goodwill acquired during year	-	573
Balance at the end of the year	$7,631	$7,631

The addition to goodwill during 2004 relates to the acquisition of MRN.

10. Other Assets and Receivables from Affiliates

Other assets consist primarily of deposits of $156,000 in 2005 and $163,000 in 2004. Receivables from affiliates consisted primarily of receivables from J. Michael Moore ("Mr. Moore"), our Chief Executive Officer, and a company related to Mr. Moore, of $0 at December 31, 2005 and $324,000 at December 31, 2004 (see Notes 17).

11. Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of:

($ in Thousands)	December 31,
	2005	2004
Trade accounts payable	$3,264	$2,583
Accrued expenses	3,037	2,400
Accrued compensation	1,648	2,086
Accrued payroll expense	4,120	3,812
	$12,069	$10,881

Included in accrued compensation are accrued commissions, bonuses and contractors' payroll. The increase in accrued payroll expense includes the non-payment of payroll tax liabilities due to the IRS. Penalties and interest accrued at December 31, 2005 on the past due taxes of approximately $1,227,000 are included in accrued expenses. In the future if any of the penalties and/or interest are abated, this accrual may decrease significantly.

12. Long-Term Debt and Guarantees of Debt

($ In Thousands)	December 31, 2005	December 31, 2004
Minimum deferred payment obligations:
Texcel acquisition	$ 270	$ 270
MRN acquisition	55	102
Colpitt Participation Note	550	550
Colpitt Short-Term Promissory Note 1	29	-
Colpitt Line of Credit	975	-
Colpitt Short-Term Promissory Note 2	175	-
Colpitt Short-Term Promissory Note 3	100	-
Colpitt Short-Term Promissory Note 4	100	-
Colpitt Short-Term Promissory Note 5	110	-
Colpitt Short-Term Promissory Note 6	-	-
Various Short-Term Promissory Notes	75	-
Moore Short-Term Promissory Note	10	-
Colpitt Short-Term Promissory Note 7 & 8	257	-
Colpitt Short-Term Promissory Note 9	110	-
Carpenter Short-Term Promissory Note 10	171	-
	2,987	922
Less current maturities	(2,987)	(867)
Total long-term debt	$ -	$ 55

Additions to debt during 2005 represent the following:

Colpitt Short-Term Promissory Note 1 - Short-term note from the James R. Colpitt Trust with an original principal amount of $175,000, dated January 3, 2005. This note bears interest at a rate of 12% per year. Repayments during the nine months ended September 30, 2005, have been approximately $146,000 and interest incurred during this same period was approximately $6,000. Mr. Colpitt and his agent were granted warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share as additional consideration for this financing. This note is currently in a status of default.

Colpitt Line of Credit - Short-term $1 million line of credit dated March 1, 2005. This line of credit bears interest at the rate of 12% per year, and is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance. For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  Warrants to purchase 385,417 shares of common stock at exercise prices ranging from $0.12 to $0.47 have been issued to the Mr. Colpitt in 2005 in connection with advances on the line of credit. Mr. Moore has been granted the same amount of warrants with the same terms during 2005. On July 15, 2005, the Company entered into the 2nd Amendment to the Line of Credit which increases the amount available to borrow under this line from $1 million to $1.5 million. In accordance with this line of credit agreement, additional borrowings are subject to (i) the Colpitt Trust's receipt of any financial information of the Company reasonably requested by the Trust, and (ii) the Colpitt Trust's determination, in its sole but reasonable discretion, that the Company's financial condition has not declined materially. Thus, the availability of additional funds under this line of credit cannot be guaranteed. This line of credit is currently in a status of default.

Colpitt Short-Term Promissory Note 2 - On July 15, 2005, the Company received $175,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 10% per year and has a maturity date of July 15, 2006. The note is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. The Colpitt Trust and Mr. Moore were each issued a warrant to purchase 68,750 shares of common stock at an exercise price of $0.42 as additional consideration for this financing and guaranty. Additionally, the Colpitt Trust has the right to convert this note into 175,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Colpitt Short-Term Promissory Note 3 - On August 10, 2005, the Company received $100,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of August 10, 2006, with an optional extension until August 10, 2007. The note is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. The Colpitt Trust and Mr. Moore were each issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.42 as additional consideration for this financing and guaranty. Additionally, Proliance Group was issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.42 as consideration for arranging this financing. The Colpitt Trust has the right to convert this note into 100,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Colpitt Short-Term Promissory Note 4 - On August 22, 2005, the Company received $100,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of August 22, 2006, with an optional extension until August 22, 2007. The Colpitt Trust was issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.42 as additional consideration for this financing. Additionally, Proliance Group was issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.42 as consideration for arranging this financing. The Colpitt Trust has the right to convert this note into 100,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Colpitt Short-Term Promissory Note 5 - On September 14, 2005, the Company received $110,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of September 14, 2006, with an optional extension until September 14, 2007. The Colpitt Trust was issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.48 as additional consideration for this financing. Additionally, Proliance Group was issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.48 as consideration for arranging this financing. The Colpitt Trust has the right to convert this note into 110,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Colpitt Short-Term Promissory Note 6 - On September 23, 2005, the Company received $75,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 2% of the principal balance or $1,500 and has a maturity date of October 3, 2005. The Company also paid loan fees of $5,000 to the Colpitt Trust for this financing. On November 4, 2005, the note was repaid in full.

Various Short-Term Promissory Notes - On September 19, 2005, the Company received $75,000 in financing from 3 individuals and entered into 3 separate short-term promissory notes for 25,000. These notes bear interest at the rate of 12% per year and have a maturity date of September 19, 2006, with an optional extension until September 19, 2007. The 3 individuals were each issued a warrant to purchase 12,500 shares of common stock at an exercise price of $0.53 as additional consideration for this financing. Additionally, each of the individuals has the right to convert their note into 25,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Moore Short-Term Promissory Notes - On September 19, 2005, the Company received $10,000 in financing from J. Michael Moore, CEO of the Company. This note bears interest at the rate of 12% per year and has a maturity date of September 19, 2006, with an optional extension until September 19, 2007. Mr. Moore was issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.53 as additional consideration for this financing. Additionally, Mr. Moore has the right to convert this note into 10,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment.

Colpitt Short-Term Promissory Notes 7 & 8 - On October 11 and 14, 2005, the Company received $257,000 in financing from the James R. Colpitt Trust and entered into short-term promissory notes. These notes bear interest at the rate of 24% per year and have a maturity date of October 11 and 14, 2006, respectively, with an optional extension until October 11 and 14, 2007, respectively. The Company also paid loan fees of $14,500 to the Colpitt Trust and Proliance Group for this financing.

Colpitt Short-Term Promissory Note 9 - On November 14, 2005, the Company received $110,000 in financing from the James R. Colpitt Trust and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of November 14, 2006 with an optional extension until November 14, 2007. The Company also paid loan fees of $5,500 to the Colpitt Trust and Proliance Group for this financing.

Carpenter Short-Term Promissory Note 10 - On December 23, 2005, the Company received $175,000 in financing from James Carpenter and entered into a short-term promissory note. This note bears interest at the rate of 10% per year and has a maturity date of December 23, 2006. The Company is also obligated to pay a loan fee of $25,000 to the James Carpenter for this financing. Carpenter was issued a warrant to purchase 68,750 shares of common stock at an exercise price of $0.08 as additional consideration for this financing. Carpenter has the right to convert this note into 175,000 shares of the Company's common stock at any time prior to the maturity date in lieu of payment. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded a $4,000 discount on this note.

13. Stock Options

Under provisions of the Company's 1996 and 1998 Amended and Restated Nonqualified Stock Option Plans (the "Plans"), options to purchase an aggregate of 1,300,000 shares of our common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2005, 2004, and 2003 vest over periods generally ranging from two to three years and have a term of ten years. There were approximately 151,000 shares available for additional grants at December 31, 2005 under the Plans.

The Company has also adopted the 1998 Non-Employee Director Stock Option Plan (the "Director Plan"). Options to purchase an aggregate 300,000 shares of the Company's common stock will be automatically granted as follows: (i) each director who was serving at the time of the adoption of the Director Plan received an option for 15,000 shares of common stock, while each new director when elected or appointed receives the same award; and (ii) for those directors serving at the adoption of the Director Plan, they receive an additional option grant of 12,500 shares of common stock on January 1 of each year, while for directors elected or appointed after the adoption of the Director Plan, they receive the same award on the anniversary date that they were elected or appointed. Effective January 1, 2003, in order to enhance the Company's chances of attracting and retaining qualified persons to serve as directors, an in recognition of the increased risks attendant to service as a director of a public company in the wake of the enactment of the Sarbanes-Oxley Act of 2002, the Board of Directors resolved to increase, for the duration of the 1998 Director Plan, the 15,000 option initial grant to 25,000 and the annual 12,500 options annual grant also to 25,000. This increase was approval at the 2005 Annual Shareholders Meeting and the three outside directors now receive annual grants of 25,000 options on the anniversary date of their appointment to the Board. The grant vests quarterly over one year, and the options have a term of ten years. The Director Plan expires in 2008. There are 110,000 shares still available for grant under the Director Plan at December 31, 2005.

On July 20, 2005, the Board of Directors of the Company approved the 2005 Non-Qualified Stock Option Plan. The number of shares authorized for issuance pursuant to awards granted under the plan is up to 1.5 million. This plan was approved at the Company's 2005 Annual Shareholders Meeting. Options to purchase an aggregate of 1,216,750 shares of our common stock were granted: 90,000 to non-employee directors and 1,126,750 to key personnel and officers of the Company. Additionally, as discussed above, certain additional director grants were approved at the 2005 Annual Shareholders Meeting. Due to the limited availability under the 1998 Director Plan, option grants to purchase an aggregate of 122,500 shares of common stock were issued from the 2005 Plan. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted in 2005 vest over periods generally ranging from two to three years and have a term of ten years while director grants still vest quarterly over one year. There were approximately 209,250 shares available for additional grants at December 31, 2005 under the Plan.

The following table summarizes the information with respect to stock options for the years ended December 31, 2005, 2004 and 2003, respectively:

(shares in thousands)	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of Year	1,323	$ 0.94	1,522	$ 0.80	1,106	$ 3.34
Granted	1,564	$ 0.42	133	$ 1.15	1,424	$ 0.32
Exercised	(25)	$ 0.25	(25)	$ 0.24	(13)	$ 0.24
Cancelled	-	-	-	-	(405)	$ 7.73
Forfeited	(343)	$ 0.52	(307)	$ 0.40	(590)	$ 1.70
Outstanding, end of year	2,519	$ 0.59	1,323	$ 0.94	1,522	$ 0.80
Exercisable	934		783		428

The following table summarizes information about stock options outstanding at December 31, 2005:

(shares in thousands)	Options outstanding			Options exercisable
Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$ 0.15 to $ 0.45	2,037	8.76	$ 0.35	519	$ 0.25
$ 0.62 to $ 1.59	332	6.86	$ 0.90	265	$ 0.89
$ 1.75 to $ 3.40	150	6.24	$ 3.13	150	$ 3.13
	2,519	8.36	$ 0.59	934	$ 0.89

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

Options issued to directors:

January 1, 2005 the Company granted Stock Options to Samuel E. Hunter, a director of the company, for his anniversary grant. The company granted 12,500 shares with an exercise price of $0.15 per share. The fair value of the options was estimated on the grant date to be approximately $1,875 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 213.69%; and a risk-free interest rate of 3.44%. The value of the options is being amortized over a period of 12 months.

On February 19, 2005 the Company granted Stock Options to John M. Gilreath, a director of the company, for his anniversary. The company granted 12,500 shares with an exercise price of $0.28 per share. The fair value of the options was estimated on the grant date to be approximately $3,375 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 213.40%; and a risk-free interest rate of 3.74%. The value of the options is being amortized over a period of 12 months.

On July 9, 2005 the Company granted Stock Options to Mark E Cline, a director of the company, for his anniversary. The company granted 25,000 shares with an exercise price of $0.62 per share. The director's plan on that date was over its limit; therefore, these options were expensed under the 2005 Plan once shareholder approve was received for the Plan. The fair value of the options was estimated on the grant date to be approximately $15,250 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 232.47%; and a risk-free interest rate of 3.78%. The value of the options is being amortized over a period of 12 months.

On July 20, 2005, the Board of Directors of the Company approved the 2005 Non-Qualified Stock Option Plan. Also on July 20, 2005, the Board of Directors granted a total of 90,000 options with an exercise price of $0.45 per share to non-employee directors of the Company under the 2005 Plan. The fair value of the options to the directors was estimated on the grant date to be approximately $39,600 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 232.70%; and a risk-free interest rate of 3.96%. The value of the options is being amortized over a period of 12 months.

Under approval of the shareholders at the annual meeting, the anniversary options due directors from 2003 to present were increased from 12,500 to 25,000 and initial options increased by 10,000. Therefore, in the 4th quarter of 2005, Directors John M. Gilreath, Mark E. Cline and Samuel E. Hunter, respectively, received final approval of 35,000, 25,000 and 37,500 options. Hence, these options each were also expensed the 4th quarter 2005.  The fair value of the options to the directors was estimated on the grant date to be approximately $74,075 with an average exercise price of $0.86 per share using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 137.04%; and a risk-free interest rate of 3.18%.

Options issued to employees:

On January 1, 2005 the Company granted Stock Options to Michael C. Lee, the Chief Financial Officer, under his contract renewal.  The company granted 200,000 shares with an exercise price of $0.15 per share. The fair value of the options was estimated on the grant date to be approximately $30,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 213.69%; and a risk-free interest rate of 3.44%. The value of the options is being amortized over a period of 36 months.

On July 20, 2005, the Board of Directors of the Company approved the 2005 Non-Qualified Stock Option Plan. The number of shares authorized for issuance pursuant to awards granted under the plan is up to 1.5 million and this plan was approved at the Company's 2005 Annual Shareholders Meeting on October 28, 2005. Also on July 20, 2005, the Board of Directors granted a total of 1,126,750 options to employees and key personnel with an exercise price of $0.45 per share. The fair value of the options to the employees was estimated on the grant date to be approximately $495,770 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 232.70%; and a risk-free interest rate of 3.96%. The value of the options is being amortized over a period of 36 months.

14. Common stock and warrants

At December 31, 2005, the Company had 50,000,000 shares of $0.10 par value common stock, 1,000,000 shares of $1.00 par value preferred stock authorized, and 215,000 shares of $10 par value preferred stock authorized. There were 5,272,693 shares of common stock outstanding at December 31, 2005, plus 501,559 shares of treasury stock are held by the Company. There were no shares of $1.00 par value preferred stock outstanding at December 31, 2005. There were 211,875 shares of $10 par value Series A convertible preferred stock outstanding at December 31, 2005.

During 2005, the Company issued 60,000 shares of common stock in exchange for services provided. Additionally, treasury stock increased by 141,000 shares as a former officer exercised his option on a note receivable to relinquish shares owned in full payment of the principal amount of the receivable. Under the note receivable and at the option of the borrower, the principal and interest balance of up to $215,000 can be paid by the surrender of these shares to the Company. In the 1st quarter of 2005, we received a demand letter from the former officer to execute this option.

The Company has reserved 4,158,079 shares of common stock for issuance upon the exercise of outstanding warrants (see below). The Company has also reserved 2,519,415 shares of common stock for grant or issuance under the Company's stock option plans (see Note 13).

On June 29, 2005, the Board of Directors approved an increase in the number of authorized common shares from 10 million to 50 million. This change was approved at the Company's 2005 Annual Shareholders Meeting on October 28, 2005, and has been reflected in the current financial statements.

In September 2005, the Company's common stock commenced trading on the OTC Bulletin Board.

The Company was prevented from paying dividends on its common stock or acquiring any treasury stock under the terms of the Greenfield Facility, until its termination in December 2003. The Company entered into a new agreement for a line of credit with Greenfield during 2004 and extended in March 2005 and 2006 (see Note 6), which has the same prohibition on the payment of dividends and the purchase of treasury stock.

The Company has issued warrants to employees, consultants and to former owners of acquired businesses. All the warrants issued are vested. The following table summarizes the information related to warrants for the years ended December 31, 2005, 2004 and 2003:

(shares in thousands)	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of Year	1,758	$ 1.17	2,104	$ 0.76	3,274	$ 0.55
Granted, including modified warrants	2,415	$ 0.37	1,009	$ 0.69	2,730	$ 0.17
Exercised	-	-	(1,355)	$ 0.17	(1,200)	$ 0.19
Cancelled or modified	-	-	-	-	(2,700)	$ 0.16
Forfeited	(15)	$ 4.00	-	-	-	-
Outstanding, end of year	4,158	$ 0.70	1,758	$ 1.17	2,104	$ 0.76

Warrants granted to employees:

In October 2002, in connection with a guarantee by Mr. Moore of a part of the Company's obligation to GE Capital, the Company granted a warrant to purchase 2,700,000 shares of our common stock to Mr. Moore. The warrant consisted of three tranches, each of 900,000 shares, at exercise prices of $0.13, $0.16 and $0.19 per share, respectively. The warrant was to expire on May 30, 2008. The fair value of the warrant was estimated on the date of grant to be approximately $110,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 2 years; an expected dividend rate of 0.0%; an expected stock price volatility of 84.08%; and a risk-free interest rate of 3.0%.  The fair value was charged to expense in 2002.

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

Under certain borrowings from the Colpitt Trust, the loans are secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the loan agreements and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance. For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  As consideration for his guaranty, the Company has granted an aggregate amount of 654,167 warrants to purchase shares of common stock to J. Michael Moore, CEO, in 2005.  Of these, warrants to purchase 137,500 shares of common stock at an exercise price of $0.27 have been issued to Mr. Moore in the 1st quarter of 2005 in connection with advances on the line of credit. Warrants to purchase approximately 247,917 shares of common stock at an exercise prices ranging from $0.12 to $0.47 have been issued to Mr. Moore in the 2nd quarter of 2005 in connection with advances on the line of credit. On July 15, 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.42 were issued to Mr. Moore as consideration for the $175,000 short-term borrowing from the Colpitt Trust. On August 10, 2005, warrants to purchase 200,000 shares of common stock at an exercise price of $0.42 were issued Mr. Moore as consideration for the $100,000 short-term borrowing from the Colpitt Trust. The 654,167 of warrants were valued at approximately $161,900 using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 225.58%; and a risk-free interest rate of 3.83%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On the fourth quarter of 2005, two employees were issued warrants to purchase 30,000 shares of common stock, each, at exercise prices ranging from $.07 to $0.19 as consideration for a payment plan on obligations due. These warrants were valued at $7,600 in total using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 290.21%; and a risk-free interest rate of 4.40%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Warrants issued to former owners of acquired businesses:

Effective as of October 2001, the Company entered into agreements with the former owners of Mountain and Texcel in connection with restructuring the repayment terms of the debt obligations payable by the Company to such persons. In connection with such agreements, the Company agreed to issue warrants to purchase, for $1.09 per share, an aggregate of 117,800 and 86,680 shares of the Company's common stock to the former owners of Mountain and Texcel, respectively. The fair value of these warrants was estimated on the date of grant to be $99,000 using the Black-Scholes option-pricing model with the following assumptions: an expected term of 4 years; an expected dividend yield of 0.00%; an expected stock price volatility of 60.26%; and a risk-free interest rate of 5.10%. The value of these warrants was charged to expense.

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

The warrants to the former owners of Mountain were forfeited on the sale of Mountain.

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

Warants issued to consultants:

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

On August 1, 2005, warrants to purchase 85,000 shares of common stock at an exercise price of $0.42 were issued to a consultant as consideration for past and future investor relations services provided to the Company. The fair value of the warrant was estimated on the date of grant to be approximately $30,600 using the Black-Scholes pricing model with the following assumptions: and expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 232.13%; and a risk-free interest rate of 4.04%. The warrant was charged to expense.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 18, 2005, warrants to purchase 50,000 shares of common stock at an exercise price of $0.42 were issued to a consultant as consideration for past and future legal services provided to the Company. The fair value of the warrant was estimated on the date of grant to be approximately $13,500 using the Black-Scholes pricing model with the following assumptions: and expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 231.77%; and a risk-free interest rate of 4.01%. The warrant was charged to expense.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Warrants issued in connection with borrowings:

In November 2004, the James R. Colpitt Trust loaned the Company $550,000 in the form of a participation agreement in the Greenfield Line of Credit (see Notes 6, 12 and 17). Warrants to purchase 275,000 shares of the Company's common stock with an exercise price of $0.96 were issued to the Colpitt Trust in connection with this loan and 75,000 warrants were issued to an individual for arranging the financing. These warrants have a term of three years and were charged to expense in 2004.

In the 1st quarter of 2005, the Company received a short-term loan from the James R. Colpitt Trust in the amount of $175,000. Mr. Colpitt is a beneficial owner of more than 5% of the Company's common stock. As consideration for this financing, the Company issued warrants for a total of 200,000 shares of common stock to the Colpitt Trust and its agent. These warrants have an exercise price of $0.50 and a term of three years. The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 1st quarter of 2005. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2005, the Company entered into a short-term $1 million line of credit with the James R. Colpitt Trust. This line of credit is secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the line of credit agreement and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance. For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  Warrants to purchase 137,500 shares of common stock at an exercise price of $0.27 have been issued to the Colpitt Trust in the 1st quarter of 2005 in connection with advances on the line of credit. The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 1st quarter of 2005.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In the 2nd quarter of 2005, warrants to purchase approximately 247,917 shares of common stock at an exercise prices ranging from $0.12 to $0.47 have been issued to the Colpitt Trust in the he 2nd quarter of 2005 in connection with advances on the line of credit. The value of these warrants, as determined using the Black-Scholes pricing model, was charged to expense in the 2nd quarter of 2005.  Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

On July 15, 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.42 were issued to the Colpitt Trust as consideration for the $175,000 short-term borrowing from the Colpitt Trust. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 10, 2005, warrants to purchase 200,000 shares of common stock at an exercise price of $0.42 were issued to the Colpitt Trust as consideration for the $100,000 short-term borrowing from the Colpitt Trust. Additionally, warrants to purchase 50,000 shares of common stock at an exercise price of $0.42 were issued to the Proliance Group for arranging this financing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

On September 14, 2005, warrants to purchase 200,000 shares of common stock at an exercise price of $0.48 were issued to the Colpitt Trust as consideration for a $110,000 short-term borrowing. Additionally, warrants to purchase 50,000 shares of common stock at an exercise price of $0.48 were issued to the Proliance Group for arranging this financing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In total in 2005, an aggregate total of 1,229,167 warrants with an average exercise price of $0.39 were granted to the Colpitt Trust with an estimated value of $316,900 using the Black-Scholes option-pricing model. The  following weighted average assumptions were: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 225.69%; and a risk-free interest rate of 3.77%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Proliance for arranging the Colpitt financing received 150,000 warrants with an average exercise price of $0.44 with an estimated value of $47,000 using the Black-Scholes option-pricing model. The following weighted average assumptions were: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 231.43%; and a risk-free interest rate of 4.02%. The value of the warrants was charged to expense. Another individual for arranging the Colpitt financing received 75,000 warrants with an average exercise price of $0.45 with an estimated value of $18,000 using the Black-Scholes option-pricing model. The following weighted average assumptions were: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 226.28%; and a risk-free interest rate of 3.31%. The value of the warrants was charged to expense.

Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On September 19, 2005, warrants to purchase 12,500 shares of common stock at an exercise price of $0.53 with an estimated value of $5,625, each, using the Black-Scholes option-pricing model were issued to three separate individuals in consideration for three separate $25,000 short-term loans. The following weighted average assumptions were: an expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 230.78%; and a risk-free interest rate of 3.93%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On September 19, 2005, warrants to purchase 5,000 shares of common stock at an exercise price of $0.53 were issued to J. Michael Moore, CEO of the Company, in consideration for a $10,000 short-term loan. The fair value of the warrant was estimated on the date of grant to be approximately $2,250 using the Black-Scholes pricing model with the following assumptions: and expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 230.78%; and a risk-free interest rate of 3.93%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 23, 2005, warrants to purchase 68,750 shares of common stock at an exercise price of $0.08 were issued to James Carpenter as consideration for a $175,000 short-term borrowing. The fair value of the warrant was estimated on the date of grant to be approximately $4,125 using the Black-Scholes pricing model with the following assumptions: and expected term of two years; an expected dividend yield of 0.00%; an expected stock price volatility of 289.61%; and a risk-free interest rate of 4.34%. The value of the warrants was charged to expense. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Te Company has a Shareholder Rights Plan (the "Rights Plan"), which was originally adopted May 1, 1998 but has been subsequently amended, that expires May 1, 2008. Under the Rights Plan, a right to purchase .001 of a share of a Series A Junior Participating Preferred Stock ("Junior Preferred"), par value $0.10, for $70 (the "Right") was issued to stockholders of record on May 11, 1998 at the rate of one Right for each share of common stock. Because of the value of the Junior Preferred's dividend, liquidation and voting rights, the value of the Junior Preferred that can be purchased upon exercise of the Right should approximate the value of one share of the Company's common stock. If there is a triggering event, then the Right will become exercisable and each holder of a Right other than such persons who caused the triggering event, can, upon exercise of that Right, receive that number of common shares having a market value equal to two times the exercise price of the Right. The Rights Plan is intended to protect shareholders from unfair offers or abusive takeover tactics, but is not designed to prevent all takeovers of the Company. The Board of Directors of the Company has the discretion to suspend operation of the Rights Agreement where a triggering event is deemed to be in the best interest of the stockholders. The Right may be redeemed at any time for $0.01.

15. Federal Income Taxes

There was no current or deferred income tax provision for continuing operations for 2005, 2004 or 2003 as the Company did not record any net income tax benefit for its operating losses because of the uncertainty of realizing its deferred tax assets.

The difference between the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes and the Company's tax benefit recognized in the Consolidated Statements of Operations was as follows:

($ In Thousands)	December 31,
	2005	2004	2003

Tax benefit at the statutory rate	$ (1,684)	$ (2,624)	$ (1,955)
Permanent Difference	80	-	-
Other	-	262	41
State income taxes, net of federal income tax benefits	-	-	-
Tax benefit utilized by discontinued operations	-	427	635
Adjustments to deferred taxes	(304)	547	-
Increase in valuation allowance for deferred taxes	1,908	1,388	1,279
Income tax benefit	$ -	$ -	$ -

Components of deferred tax assets and liabilities, at December 31, 2005 and 2004, were as follows:

($ In Thousands)	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 7,141	$ 5,613
Reserves and accruals	950	685
Total deferred tax assets	8,091	6,298
Valuation allowance	(7,159)	(5,251)
Net deferred tax assets	932	1,047
Deferred tax liabilities:
Other intangible assets	(932)	(1,047)
Total deferred tax liabilities	(932)	(1,047)
Net deferred taxes	$ -	$ -

The net change in the valuation reserve for the year ended December 31, 2005 was an increase of $1,597,000. Because of the uncertainty of realizing its deferred tax assets, the Company maintains a valuation allowance so that net deferred taxes are zero.

The Company had federal net operating loss carryforwards of approximately $22.0 million as of December 31, 2005, which, if unused, expire as follows: 2006-2009 - $0.4 million and 2021-2025 - $21.6 million. The Company has various state net operating loss carryforwards which, if unused, expire in varying amounts through 2025. The Company does not believe that it will be able to use most of these state loss carryforwards.

16. Concentration of Credit Risk

The Company has maintained cash on deposit in interest bearing accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenues from the top ten customers represented approximately 47% of total billings in both 2005 and 2004, with the top two customer representing approximately 20% and 17% of total billings in 2005 and 2004, respectively. There were no other customers representing over 10% of billings in either 2005 or 2004. Accounts receivable from one customer represented approximately 12% of total accounts receivable at December 31, 2005.

17. Related Party Transactions

On April 21, 2002, the Company entered into an agreement with Mr. Moore and with DCRI L.P. No. 2 pursuant to which Mr. Moore and DCRI L.P. No. 2 both executed promissory notes to the Company in the amount of approximately $105,000 and $289,000, respectively. These notes had a balance of approximately $324,000 at December 31, 2004, and are shown in the consolidated balance sheet in "Receivables from affiliates." These notes are related to legal fees associated with a lawsuit with Ditto Properties Company. These notes were repaid to the Company in the first quarter of 2005. Mr. Moore owns substantially all of the common stock of DCRI L.P. No. 2.

On October 29, 2003, Mr. Moore loaned the Company $302,000 pursuant to a promissory note. This note was repaid during 2004 to fund the exercise of warrants of the Company's common stock.

The Company incurred expenses to Pursuant Technologies Inc., previously More-O Corporation ("Pursuant"), of which Mr. Moore is a minority shareholder and Samuel E. Hunter, a director of our Company, is a minority shareholder and a director, for approximately $108,000, $146,000, and $107,000, respectively, in 2005, 2004 and 2003, for web site development and for software license fees.

The Company incurred expenses to Imology, previously Diaws, for $126,000, $204,000 and $165,000 in 2005, 2004 and 2003, respectively, to develop and maintain websites and further develop marketing programs using web technology. Mr. Jack Pogue is a significant shareholder of both the Company and Imology.

Interest income from related parties amounted to approximately $1,000, $15,000, and $16,000, in 2005, 2004 and 2003, respectively. Interest expense to J. Michael Moore amounted to approximately $500 in 2005. Interest expense to related parties amounted to $25,000 and $5,200 in 2004 and 2003, respectively.

On February 4, 2004, Samuel Hunter, a director, exercised options to purchase 6,250 shares of the Company's common stock at an exercise price of $0.24 per share. Total proceeds to the Company were $1,500.

On April 29, 2004, Mr. Moore exercised warrants to purchase 900,000 shares of our common stock, at an exercise price of $0.16 per share. Total proceeds to the company were $144,000.

On May 4, 2004, Mr. Moore exercised warrants to purchase 425,000 shares of our common stock, at an exercise price of $0.19 per share. Total proceeds to the company were $80,750.

Mr. Moore and Mr. Colpitt are each 50% owners of Sipur Company LLC ("Sipur"). In 2004, Sipur purchased two notes and the associated indebtedness of DCRI LP No. 2, Inc., which were formerly held by Compass Bank. These notes had an aggregate principal balance of approximately $269,000, were collateralized by 168,500 of the 451,700 shares of the Company's common stock that were held by DCRI LP No. 2. These notes were also guaranteed by the Company. Sipur has released the Company from its guaranty of the notes.

During 2004 and 2005, the Company has entered into several debt agreements (see Note 12) with the James R. Colpitt Trust. Mr. Colpitt is a beneficial owner of more than 5% of the Company's voting stock. In the 4th quarter of 2004, the Company received a loan from the James R. Colpitt Trust (the "Colpitt Trust") that was structured as a $550,000 participation loan in the Greenfield Line of Credit (see Notes 6 and 12). In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust. As consideration for these loans, the Company has granted an aggregate amount of 1,504,167 warrants (see Note 14) to purchase shares of common stock plus incurred $220,000 of interest and fees in 2005. Additionally, Proliance Group was paid $10,800 of fees and issued an aggregate amount of 150,000 warrants to purchase shares of common stock for arranging this financing. Proliance was also paid $22,500 of advisory fees.

Under certain borrowings from the Colpitt Trust, the loans are secured by a personal non-recourse guaranty by J. Michael Moore, CEO, which guaranty is further secured by a pledge of certain assets owned by Mr. Moore. In accordance with the loan agreements and a board resolution, Mr. Colpitt and Mr. Moore will receive warrants to purchase 0.25 shares of common stock for each $1.00 borrowed, with an exercise price equal to $0.02 above the closing market price on the trading date of such advance. For each draw under the line of credit that exceeds $150,000, the Company shall issue an additional warrant to purchase 25,000 shares under the same terms as stated above.  As consideration for his guaranty, the Company has granted an aggregate amount of 654,167 warrants (see Note 14) to purchase shares of common stock to J. Michael Moore, CEO, in 2005.

The Company has also received a $10,000 short-term loan in the 3rd quarter of 2005 from J. Michael Moore, CEO (see Note 12). Warrants to purchase 5,000 shares of common stock at an exercise price of $0.53 were issued to J. Michael Moore, CEO, in consideration for the loan.

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

18. Employee Benefit Plan

In 1993, the Company implemented a 401(k) plan for the benefit of its employees. The Company contributions to the plan in 2005, 2004, and 2003 totaled approximately $ 20,000, $30,000, and $45,000, respectively. The Company matches 25% of the employee's contribution up to 3% of their compensation. Beginning in January 1998, the Company's matching contributions were used to purchase its common stock. In March 2002, the Company amended the plan to permit participants in the plan to have the right, at any time or times, to request that the plan sell all or any of the shares of the Company's stock which have been allocated to such participant.

The Company has not made all of its payments to its 401(k) plan on a timely basis, which could result in penalties due. At December 31, 2005, the Company had not forwarded approximately $316,000 to the administrator of the 401(k). To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments. On March 1, 2006, the Company suspended adding new participants or continuing deductions on existing 401K participants.

The Company has a deferred compensation arrangement for certain highly paid employees. Under this plan, the employee may defer up to 50% of their regular salary and bonus based on an election made before the start of the fiscal year. The Company match is the same as in the 401(k) plan. During 2005, 2004 and 2003, the Company match was approximately $5,000, $7,000 and $6,000, respectively. The employees are 100% vested in their deferred compensation. The Company contributions vest at 10% each year for each year's contribution. In addition, there is an accelerated vesting for those employees who are 59-1/2 or older, with 100% vesting by age 65. Employees who are eligible for this plan are chosen by the Board of Directors. The amounts deferred by the employee plus the Company contribution are to be remitted to an insurance company for investment; however, the Company is the beneficiary of the policy. The plan is, therefore, unfunded and any amounts due participants are not secured in the event of a bankruptcy filing. At December 31, 2005, the balance due under the deferred compensation plan to participants, including Company contributions that have not vested, was approximately $102,000.

The Company has not made all of its payments to its deferred compensation plan on a timely basis, which could result in penalties due. At December 31, 2005, the Company had not forwarded approximately $50,000 of contributions due to the plan. To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.

The Company has a self-funded medical plan. Employees who are eligible for this plan may pay an amount fixed annually to cover the employee and/or family members. The Company has not made all medical payments on a timely basis, which could result in penalties due or lost discounts from medical providers under out medical plan. At December 31, 2005, the Company had medical obligation due of approximately $432,000. The plan is unfunded and any amounts due are not secured in the event of a bankruptcy filing.

19. Commitments and Contingencies

Operating and Capital Leases

The Company leases facilities and equipment used in its operations, some of which are required to be capitalized under SFAS No. 13, Accounting for Leases. Rental expenses associated with operating leases were approximately $1,228,000, $1,531,000, and $1,321,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of assets recorded under capital leases was included in depreciation expense. Certain of the operating leases have escalating rent payments.

The following is a summary of future minimum lease payments for all operating and capital leases and the related present value of capital leases:

($ in Thousands)
Year	Operating Leases	Capital Leases
2006	$ 1,002	$ 50
2007	964	15
2008	865	1
2009	659	-
2010	693	-
Thereafter	726	-
Total minimum lease payments	$ 4,909	66
Less: Amounts representing interest		(5)
Present value of future lease payments		61
Less: Current portion of obligations		(46)
Long-term portion of obligations		$ 15

Payroll Taxes

As of December 31, 2005, payroll tax liabilities incurred of approximately $3,567,000 have not been paid (excluding any penalty and interest payments due on the underpayment). The Company first disclosed that it had not paid all payroll taxes when due in June 2004. Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the "IRS"), as discussed below.

In October 2004, the Internal Revenue Service (the "IRS") placed liens on the assets of two of the Company's subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $200,000 of the Company's past due tax liability, the Company and the IRS entered into a subordination agreement whereby the IRS subordinated its liens to the Company's senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables and fund its operations. In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company's past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company's senior lender so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company's agreements with the IRS.

The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations. The IRS reserves the right to change or cancel the agreement at any time. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company's operations. Our lender is continuing to fund us. The Company has entered into amendments with our lender that acknowledges the extended subordination agreement with the IRS. Currently, our lender may demand repayment at any time (see Note 6). There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company's financial condition and on our ability to continue as a going concern.

Legal Actions

During the year ended December 31, 2003, two actions were filed against several employees of the Company seeking to enforce certain non-compete covenants between the Company's employees and their former employer. One of these actions included the Company and its Chief Executive Officer alleging that they interfered with the non-compete contracts. This case, Oxford Global Resources, Inc. v. Michelle Weekley-Cessnum, et.al., was filed in the United States District Court for the Northern District of Texas, Dallas Division.  The parties are currently attempting to finalize the terms of a settlement of both of these cases.

Also, as disclosed in a press release and Form 8-K filed December 29, 2005, a preferred shareholder, HIR Preferred Partners, L.P, filed an action against certain officers, employees and directors of DCRI, and certain lenders asserting various claims arising out of Plaintiff's purchase of preferred shares of DCRI. HIR is demanding repayment of its $550,000 investment, unpaid dividends accrued since February 2004, attorney fees, interest, and other costs and damages. The Company believes this claim is without merit and intends to vigorously defend itself.

As of December 31, 2005, the Company is also a party to various other litigation matters involving claims against the Company. With respect to those matters, management believes the claims against the Company are without merit and/or that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

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
(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2005	Quarter ending June 30, 2005	Quarter ending September 30, 2005	Quarter ending December 31, 2005	Total
As reported:
Net service revenues:
Direct placement services	$ 1,708	$ 1,814	$ 1,393	$ 1,368	$ 6,283
Temporary and contract staffing	7,645	7,909	7,882	6,929	30,365
Total	$ 9,353	$ 9,723	$ 9,275	$ 8,297	$ 36,648
Gross profit	$ 3,269	$ 3,600	$ 3,042	$ 2,809	$ 12,720
Net loss	$ (973)	$ (1,091)	$ (1,247)	$ (1,643)	$ (4,954)
Cumulative preferred stock dividends earned but not declared	$ (53)	$ (53)	$ (53)	$ (53)	$ (212)
Net loss applicable to common shareholders	$ (1,026)	$ (1,144)	$ (1,300)	$ (1,696)	$ (5,166)
Net loss per share - basic and diluted	$ (0.19)	$ (0.21)	$ (0.25)	$ (0.32)	$ (0.98)
Weighted average number of shares outstanding, in thousands	5,354	5,330	5,213	5,246	5,285

	(Unaudited)
($ in Thousands, except per share amounts)	Quarter ending March 31, 2004	Quarter ending June 30, 2004	Quarter ending September 30, 2004	Quarter ending December 31, 2004	Total
As reported:
Net service revenues:
Direct placement services	$2,000	$1,984	$2,580	$2,153	$8,717
Temporary and contract staffing	9,367	8,694	8,877	8,570	35,508
Total	$11,367	$10,678	$11,457	$10,723	$44,225
Gross profit	$3,798	$3,592	$4,441	$3,810	$15,641
Net loss	$(1,905)	$(1,705)	$(1,051)	$(1,801)	$6,462)
Accretion of discount of preferred stock	$(448)	$-	$-	$-	$(448)
Cumulative preferred stock dividends earned but not declared	$(8)	$(53)	$(53)	$(53)	$(166)
Net loss applicable to common shareholders	$(2,361)	$(1,758)	$(1,104)	$(1,854)	$(7,076)
Net loss per share - basic and diluted	$(0.59)	#(0.36)	$(0.21)	$(0.35)	$(1.44)
Weighted average number of shares outstanding, in thousands	3,885	4,932	5,354	5,354	4,909

The loss per share by quarter does not necessarily add to the total loss per share for the year due to the change in the number of shares outstanding.

21.  Subsequent Events

Thusfar in 2006, management has:

    Negotiated and obtained installment agreements on amounts due the IRS,

    Negotiated several settlement agreements on certain debts,

    Entered into a buyout of the Wells Fargo Factoring Agreement to consolidate all lending under a $4.5 million line of credit through Greenfield Commercial Credit at materially lower financing costs,

    Recorded an approximate 40% increase in direct placement sales in the first quarter of 2006, compared to the fourth quarter of 2005, partially offset by a material decrease in contract and temporary revenues still being calculated according to preliminary, unaudited results,

    Entered into a letter of intent to sell its nursing unit, and

    Initiated a private debt offering

IRS Agreements

In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company's past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company's senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company's agreements with the IRS. The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations.

Senior Lenders

In December 2005, we entered into an extension of our factoring amendment with Wells Fargo whereby the amendment continued on a month-by-month basis. On January 31, 2006, Wells sent the Company a notice of default after the additional liens by the IRS. In addition, the Wells Fargo increased its fee to 2.625% of the gross face amount of each eligible invoice for the first thirty days and .0525% per day thereafter until paid in full. On March 31, 2006, we terminated the factoring facility with Wells Fargo Bank and entered into an amendment to our Loan and Security Agreement with Greenfield Commercial Credit to:

    extend the maturity date on the line of credit till March 27, 2007,

    decrease our Maximum Loan Amount to $4.5 million to save on annual and monthly financing fees, and include Datatek as an Eligible Creditor and thus begin lending on Datatek through Greenfield.

We have a right, if Lender agrees, to increase back to $5.0 million later for a fee not to exceed $20K.

Settlement Agreements

In February 2006, the Company entered into settlement agreements over the remaining balances due on acquisition debt with certain former owners of Texcel. We had a balance of $270,000 recorded for Texcel acquisition debt. We entered into agreements was certain former owners which will reduce the payoff balance to approximately $135,000. The Company will need to make various payments through January 2007 and any default on these payments may effect the settlements.

Private Debt Offering

In the first quarter of 2006, a private investor loaned the Company $150,000 under a promissory note dated January 16, 2006. This note bears interest at the rate of 12% per year. In consideration for this note, warrants to purchase 60,000 shares of the Company's common stock were issued at an exercise price of $0.13 per share.

Additionally, the Company initiated a private debt offering for a $3 million working capital facility. Under the first tranche, the principal amount of the offering is $1,500,000. This note bears interest at the rate of 12% per year. In consideration for this note, warrants to purchase 150,000 shares of the Company's common stock are to be issued at an exercise price of $0.10 per share. Thusfar, $100,000 has been received under the offering.

Letter of Interest to Sell Nursing Unit

  On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a loan to the Company.

Although the Company still appreciates the future growth in nurse staffing, management believes the cash received, if the sale is completed, can be better used to assist the Company with its long-term goals.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Corporate Resources, Inc. and Subsidiaries
Dallas, Texas 75231

Our report on the audit of the consolidated financial statements of Diversified Corporate Resources, Inc. and Subsidiaries as of December 31, 2005 and 2004 and for the years then ended, 2005, 2004 and 2003 which contains an explanatory paragraph on the Company's ability to continue as a going concern, is included in the Company's Annual Report on Form 10-K on page F-1. We have also audited the accompanying financial statement schedule on page F-39 for the years ended December 31, 2005, 2004, and 2003. In our opinion, this schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida

	Balance at Beginning Of Period	Provisions Charged to Costs & Expenses	Provisions Charged to Revenues (1)	Deductions	Balance at End of Period
For the Year Ended December 31, 2005:
Trade accounts receivable allowances	$ 267,000	$ 236,000	$ 741,000	$ 1,091,000	$ 153,000
Valuation allowance for net deferred tax asset	$ 5,251,000	$ 1,908,000	-	-	$ 7,159,000

For the Year Ended December 31, 2004:
Trade accounts receivable allowances	$ 259,000	$ 237,000	$ 772,000	$ 1,001,000	$ 267,000
Valuation allowance for net deferred tax asset	$ 3,863,000	$ 1,388,000	-	-	$ 5,251,000

For the Year Ended December 31, 2003:
Trade accounts receivable allowances	$ 288,000	$ 88,000	$ 1,008,000	$ 1,125,000	$ 259,000
Valuation allowance for net deferred tax asset	$ 2,584,000	$ 1,279,000	-	-	$ 3,863,000

(1) Estimated reduction in revenues for applicants who accepted employment, but did not start work or did not remain in employment for the guaranteed period.

CORPORATE INFORMATION

BOARD OF DIRECTORS

J. Michael Moore
Chairman and Chief Executive Officer

Mark E. Cline
Vice President
Reef Securities, Inc.

John M. Gilreath
Director of Finance and Chief Operating Officer
Entera Entertainment, Inc.

Samuel E. Hunter
Retired- Former Senior Vice President
The Interstate Group

OFFICERS

J. Michael Moore
Chief Executive Officer

Michael C. Lee
Chief Financial Officer, Treasurer, Vice President
and Secretary`

SHAREHOLDER INFORMATION

Corporate Office
10670 North Central Expressway
Suite 600
Dallas, TX 75231
Telephone: (972) 458-8500
Fax: (866) 280-8911

Common Stock Listing
OTC Bulletin Board
Symbol: HIRD

SEC Counsel
Dinur and Associates, P. C.
Atlanta, GA

Independent Registered Public Accountants
Pender Newkirk & Company LLP
Tampa, FL

Registrar & Transfer Agent
Computershare Trust Company, Inc.
Golden, CO

Form 10-K
Additional copies of the Company's Form 10-K may be obtained from our website at www.dcri.net or upon written request to:

Diversified Corporate Resources, Inc.
Investor Relations - Liz Brearley
10670 North Central Expressway
Suite 600
Dallas, TX 75231
E-mail: investors@dcri.net