Form 10-Q
period 2006-03-31
DIVERSIFIED CORPORATE RESOURCES INC
filed 2006-06-08
CIK 779226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006
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
N/A

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated filer ☐    Accelerated Filer ☐    Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

As of March 31, 2006, 5,272,693 shares of the registrant’s common stock were outstanding, plus 501,559 shares of common stock are held by the registrant as treasury stock.

DIVERSIFIED CORPORATE RESOURCES, INC.

1st QUARTER 2006 FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Part I – Financial Information
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Qualitative and Quantitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II – Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months ended March 31,
	2006	2005

Net service revenues:
Direct placement services	$2,011	$1,708
Temporary and contract staffing services	5,554	7,645
	7,565	9,353

Direct cost of temporary and contract staffing services	4,500	6,084
Gross profit	3,065	3,269
Operating expenses:
Selling expenses	1,620	1,805
General and administrative expenses	1,780	1,872
Stock-based employee compensation	65	22
Depreciation and amortization expense	41	70
	3,506	3,769
Other expense (income) items:
Interest expense, net	592	473
Gain on early extinguishment of debt	(28)	—
	564	473
Net loss	(1,005)	(973)
Cumulative preferred stock dividends earned but not declared	(53)	(53)

Net loss applicable to common stockholders	$(1,058)	$(1,026)

Net loss per share from continuing operations applicable to common shareholders – basic and diluted	$(0.20)	$(0.19)

Weighted average common shares outstanding - basic and diluted	5,273	5,354

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	Dec. 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Trade accounts receivable, less allowance for doubtful accounts of $214 and $153, respectively	3,992	3,963
Prepaid expenses and other current assets	445	406
Total current assets	4,439	4,371
Property and equipment, net	137	178
Other assets:
Intangibles, net	7,631	7,631
Other	151	156
Total Assets	$12,358	$12,336
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued expenses	$12,621	$12,069
Obligations not liquidated because of outstanding checks	488	335
Borrowings under revolving credit agreement	2,304	1,252
Factoring liability	—	1,059
Current maturities of long-term debt	3,286	2,987
Current maturities of capital lease obligations	39	46
Total current liabilities	18,738	17,748
Deferred lease rents	473	482
Capital lease obligations, net of current maturities	10	15
Total liabilities	19,221	18,245
Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value; 1,000 shares authorized, none issued	—	—
Preferred stock, $10 par value; 215 shares authorized, 212 shares issued and outstanding	448	448
Common stock, $0.10 par value; 50,000 shares authorized, 5,774 shares issued and 5,273 shares outstanding	577	577
Additional paid-in capital	16,883	16,832
Retained deficit	(23,649)	(22,644)
Common stock held in treasury; 502 shares, at cost	(1,122)	(1,122)
Total stockholders’ (deficit)	(6,863)	(5,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,358	$12,336

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ In Thousands)

	Three Months ended March 31,
	2006	2005
Cash flow from operating activities:
Net loss	$(1,005)	$(973)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on extinguishment of debt	(28)	—
Depreciation and amortization	41	70
Change in allowance for bad debts	61	(7)
Deferred lease rents	(9)	(5)
Accretion of interest on debt	(9)	3
Value of stock-based options and warrants issued for compensation	51	107
Changes in operating assets and liabilities:
Accounts receivable	(90)	452
Accounts receivable from affiliates	—	324
Prepaid expenses and other assets	(34)	(220)
Trade accounts payable and accrued expenses	552	66
Cash used in operating activities	(470)	(183)
Cash flows from investing activities:
Capital expenditures	—	(11)
Cash used in investing activities	—	(11)
Cash flows from financing activities:
Net (repayments) borrowings on revolving line of credit	1,052	196
Net (repayments) borrowings under factoring arrangement	(1,059)	(626)
Obligations not liquidated because of outstanding checks	153	212
Increase in debt obligations	353	525
Principal payments under debt obligations	(17)	(102)
Principal payments under capital lease obligations	(12)	(12)
Cash provided by financing activities	470	193
Change in cash and cash equivalents	—	(1)
Cash and cash equivalents at beginning of year	2	4
Cash and cash equivalents at end of period	$2	$3

See notes to condensed consolidated financial statements.

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

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

Description of Business

The Company is a nationwide human resources and employment services firm, providing staffing solutions in specific professional and technical skill sets to Fortune 500 corporations and other large organizations. During 2006, the Company offered two kinds of staffing solutions: direct placement services (“permanent placements”) and temporary and contract staffing.

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

The Company’s condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2005, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Trade Accounts Receivable

 Trade accounts receivable are reported in the consolidated balance sheets at outstanding gross billings reduced by an allowance for estimated losses on the realization of direct placement fees (principally due to applicants not commencing employment or not remaining in employment for the guaranteed period) and by an allowance for doubtful accounts for potential losses due to credit risk. The Company establishes the allowance for estimated losses on direct placement fees based on historical experience and charges the allowance against revenue. The allowance for doubtful accounts is based upon a review of specific customer balances, historical losses and general economic conditions. Accounts receivable at March 31, 2006 and December 31, 2005 include approximately $602,000 and $348,000, respectively, of unbilled receivables. The Company generally does not charge interest on past due balances.

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

Intangible Assets

 Intangible assets consist of goodwill (excess of the purchase price over the fair value of net assets acquired) arising from business combinations. Goodwill is subject to an annual impairment test, which the Company typically completes during the fourth quarter of its fiscal year completed for the year. The Company determined that no adjustment to the carrying value of goodwill was required for December 2005 and no events or changes in circumstances have occurred since that time.

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

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at March 31, 2006 and December 31, 2005 were determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop fair value estimates. Accordingly, estimates are not necessarily indicative of the amounts the Company may realize in a current market transaction. The use of different market assumptions or estimates may have a material effect on the estimated fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended March 31, 2006 and 2005, advertising expenses were approximately $55,000 and $52,000, respectively.

Earnings (Loss) Per Share

Both basic and diluted loss per share was determined by dividing the net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock outstanding for calculating both basic and diluted loss per share was also the same. Options and warrants to purchase 7,843,000 shares of common stock in 2006 and 3,714,000 shares in 2005 were not included in the computation of diluted earnings per share as the effect of including those options and warrants in the calculation would have been anti-dilutive. The conversion feature of the Company’s preferred stock into 2,118,750 shares of common stock was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

Stock-Based Compensation

In the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, using the modified prospective method as permitted under SFAS No. 148, effective as of January 1, 2003. Effective January 1, 2006, the Company has now adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified prospective method.

Under this fair value method of recognizing stock-based employee compensation, compensation cost is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period. The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued to employees and directors during the three months ended March 31, 2006 and 2005, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock because the Company believes this is a reasonable representation of future volatility. Additionally, the option-pricing model uses historical data and management judgment to estimate option lives and employee turnover rates. The Company has selected a risk-free rate of a period that corresponds to the expected life of the option. The weighted average fair value of options issued during the three months ended March 31, 2006 was $0.08 per share and during the three months ended March 31, 2005 was $0.16 per share. The following weighted average assumptions were used in valuing the options granted during these periods:

	2006	2005
Expected option lives – in years	4.0	4.0
Expected volatility - %	229.4	213.7
Expected dividend rate - %	0.0	0.0
Risk-free interest rate - %	4.5	3.5

The Company recognized stock-based employee compensation expense of approximately $65,000, or $.01 per share, for the three months ended March 31, 2006, and $22,000 for the three months ended March 31, 2005.

As of March 31, 2006, the Company had four stock-based equity compensation plans (or “stock option plans”):  the Company’s 1996 and 1998 Amended and Restated Nonqualified Stock Option Plans, the 1998 Non-Employee Director Stock Option Plan, and the 2005 Non-Qualified Stock Option Plan. Under the Company’s 1996 and 1998 Amended and Restated Nonqualified Stock Option Plans, options to purchase an aggregate of 1,300,000 shares of our common stock may be granted to key personnel of the Company. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted vest over periods generally ranging from two to three years and have a term of ten years. There were approximately 160,000 shares available for additional grants at March 31, 2006 under the Plans. Under the 1998 Non-Employee Director Stock Option Plan, options to purchase an aggregate 300,000 shares of the Company’s common stock may be granted. The grant vests quarterly over one year, and the options have a term of ten years. The Director Plan expires in 2008. There are 60,000 shares still available for grant under the Director Plan at March 31, 2006. Under the 2005 Non-Qualified Stock Option Plan, the number of shares authorized for issuance under the plan is up to 1.5 million. This plan was approved at the Company’s 2005 Annual Shareholders Meeting. Options may be granted for a term of up to ten years to purchase common stock at a price or prices established by the Compensation Committee of the Board of Directors of the Company or its appointee. The options granted vest over periods generally ranging from two to three years and have a term of ten years while director grants vest quarterly over one year. There were approximately 291,000 shares available for additional grants at March 31, 2006.

The following table summarizes the stock option activity of the Company as of March 31, 2006 and changes during the three months ended March 31, 2006:

(shares in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of Quarter	2,519	$0.59
Granted	50	$0.08
Exercised	—	$—
Forfeited	(90)	$0.47
Outstanding, end of quarter	2,479	$0.58	9.1	$73,000

Exercisable	1,194	$0.75	8.0	$52,000

Reclassifications

Certain previously reported amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not believe that the adoption of FASB Statement 123 (R) will have a material effect on our results of operations since the Company followed FASB Statement No. 123 from January 1, 2003 through December 31, 2005.

2. Going Concern and Management Plans

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues have declined approximately 55% from levels achieved in 2000. The Company has also reported net losses for the last four years as a result of the decline in its business, and the Company’s current liabilities of $18.7 million exceed its current assets of $4.4 million as of March 31, 2006.

 The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable. The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders. The Company operates with minimal cash balances as all cash receipts are deposited into the Company’s lockboxes, which are swept daily by its lenders. While the Company has generally sought to borrow the maximum amounts available from these facilities, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2005, the Company reduced staff and closed offices to reduce its funds outflow. In 2004, the Company had not paid all employer and employee payroll taxes when due. The amount of unpaid payroll taxes at March 31, 2006, was approximately $3,200,000 plus penalties and interest. In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt. The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company. However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

In October 2004, the Internal Revenue Service (the “IRS”) placed liens on the assets of two of the Company’s subsidiaries. The Company and the IRS reached an agreement that subordinates the claims by the IRS to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables and fund its operations. In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company’s past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company’s senior lender so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company’s agreements with the IRS.

The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations. The IRS reserves the right to change or cancel the agreement at any time. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company’s operations. Our lender is continuing to fund us. The Company has entered into amendments with our lender that acknowledges the extended subordination agreement with the IRS. Currently, our lender may demand repayment at any time. There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company’s financial condition and on our ability to continue as a going concern.

The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

During 2004 and 2005, the Company has entered into several debt agreements. In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust (the “Colpitt Trust”) that was structured as a $550,000 participation loan in the Greenfield Line of Credit. In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. The Company has also received short-term loans of $75,000 in the 3rd quarter of 2005 from 3 separate individuals and has received a $10,000 short-term loan from J. Michael Moore, CEO of the Company. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust and a short-term loan of $175,000 from a private lender. In the 1st quarter of 2006, the Company has received short-term loans of $353,000 including $38,000 from J. Michael Moore, CEO of the Company. These short-term loans have helped to offset our cash flow issues which have been caused primarily by the decline in revenues experienced.

The Company has been focused on reducing expenses. Based on these efforts, we reduced operating expenses by approximately $5.1 million for the twelve months ending December 31, 2005 as compared to the same period in the prior year. In 2006 thusfar, operating expensing have declined by approximately $263,000 for the three months ending March 31, 2006 as compared to the same period in the prior year.

Thusfar in 2006, management has also:

•                  Negotiated and obtained installment agreements on amounts due the IRS,

•                  Negotiated several settlement agreements on certain debts,

•                  Entered into a buyout of the Wells Fargo Factoring Agreement to consolidate all lending under a $4.5 million line of credit through Greenfield Commercial Credit at materially lower financing costs, and

•                  Initiated a private debt offering.

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

3. Proposed Divestiture - Nursing Unit

On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a deposit to the Company. This letter of intent formally expired on May 12, 2006; however, sporadic, verbal negotiations have continued. Due to the fact that no written agreements are currently executed and in effect, there can be no assurances that a sale will be completed.

The Company acquired certain assets of MRN (“the nursing unit”) in February 2004. The following table summarizes the estimated fair value of assets acquired, liabilities assumed, amounts paid for the net assets acquired and the resulting intangible asset based on the Company’s assessment of fair values (amounts in thousands):

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

The amount of the intangibles assigned to the non-compete agreement and contracts purchased were amortized over a one year period, which represents the life of non-compete agreement. The remainder of the intangibles representing goodwill was reviewed for impairment along with the Company’s other goodwill in December 2005.

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

Ultimately, the Company has decide to retain this unit, refinance its working capital facility (see Note 6), and review its growth opportunities. As of December 31, 2005, the unit no longer met the provisions of SFAS No. 144; therefore, its financial and operating results are presented with continuing operations in the accompanying financial statements and notes for all periods presented.

5. Convertible Preferred Stock

During December 2003, the Company executed a term sheet with certain accredited investors whereby it agreed to sell up to $1,650,000 in convertible preferred stock in a private placement. In February 2004, the Board authorized the issuance of up to 215,000 shares of a Series A convertible preferred stock (the “Preferred Stock”), par value $10. The offering was oversubscribed and closed on March 19, 2004. The Company issued 209,875 shares of Preferred Stock and received gross proceeds of $2,098,750. Another 2,000 shares were issued as a fee related to the offering for a total of 211,875 shares outstanding. Dividends shall be paid on the Preferred Stock at an annual rate of 10%, payable quarterly on the 15th day following the end of the quarter. The Preferred Stock has voting rights with each share of Preferred Stock having ten votes on all matters submitted to shareholders of the Company. If the dividends due on the Preferred Stock are in arrears, the Company cannot pay dividends on, make other distributions to, redeem or purchase its common stock. Because of the Company’s current cash position, the Board of Directors has not declared any dividends on the Preferred Stock since its issuance. The amount of dividends earned but not declared for the three months ending March 31, 2006 was $53,000 or $.25 per share of Preferred Stock outstanding. The total amount of dividends earned but not declared since the issuance of the preferred stock through March 31, 2006 was approximately $431,000 or $2.03 per share of Preferred Stock outstanding.

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

6. Line of Credit and Factoring Facilities

On December 1, 2003, Wells Fargo Business Credit (“Wells Fargo”) and the Company entered into a secured senior credit agreement (the “Wells Fargo Facility”). The Wells Fargo Facility is a two-year term factoring facility pursuant to which Wells Fargo advances funds to the Company on accounts receivable invoices it deems eligible. Under the original agreement, the gross face amount of each invoice on which Wells Fargo advances funds is reduced by from 10% for temporary placement invoices to 40% for direct placement invoices. In addition, the Company pays Wells Fargo a fee of 1.1% of the gross face amount of each eligible invoice for the first thirty days and ..035% per day thereafter until paid in full. The minimum fee due Wells Fargo is $20,000 per month. On

November 28, 2005, we entered into an amendment by which our agreement would continue month-to-month and we would pay an accommodation fee of $1,400 a month. Under the amendment we may terminate on at least 5 days notice or by Wells Fargo at any time in case of an event of default. On January 31, 2006, Wells sent the Company a notice of default after the additional liens by the IRS plus increased its fee to 2.625% of the gross face amount of each eligible invoice for the first thirty days and .0525% per day thereafter until paid in full. On March 31, 2006, we terminated the Wells Fargo Facility and consolidated our lending at Greenfield.

The average amount borrowed under the Wells Fargo Facility during the first quarter of 2006 was approximately $925,000. The average interest rate on these borrowings was 38.1%. The maximum and minimum amounts borrowed were $1,142,000 and $0, respectively, for the quarter ended March 31, 2006.

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

Due to certain restrictions applied by Wells Fargo on their accounts receivable facility, the Company entered into a new $5.0 million secured, senior line of credit facility with Greenfield Commercial Credit (“Greenfield”) on March, 2004, while still maintaining the credit facility with Wells Fargo. Wells Fargo and Greenfield entered into an Intercreditor Agreement to clarify their interests in the Company’s receivables and other security interests. The term of the Greenfield line of credit facility (the “Greenfield Facility”) is due on demand, but if demand is not made, no later than the maturity date, which is March 12, 2005. On March 12, 2005, the Company entered into an amendment with Greenfield that extended the maturity date to March 12, 2006. We entered into a third amendment to extend the maturity date to March 27, 2006 and then entered into a fourth amendment to extend the maturity to March 27, 2007; to lower the maximum limit to $4.5 million; and to include Datatek as an eligible creditor to buyout Wells Fargo.

The Company does not have to be in default under the Greenfield Facility for demand to be made. All of the assets of the Company and its subsidiaries were also pledged to secure this facility as well as the Wells Fargo Facility, and most of these subsidiaries have also guaranteed the repayment of the Company’s obligation to Greenfield.

The interest rate on the Greenfield loan is 8.0% above the prime rate. There was a $200,000 commitment fee paid on the original closing. The amount that may be borrowed at any time under the line of credit is based on eligible receivables. Receivables for temporary and contract services will be advanced at 85% of the receivable, and receivables for direct placement services were advanced at 60% of the receivable, subject to the lesser of a maximum advance of $1,250,000 or 35% of the gross availability. All proceeds from the collection of such receivables are deposited into lockboxes controlled by Greenfield. The average amount borrowed under the Greenfield Facility for the quarter ended March 31, 2006 was approximately $1,215,000. The average interest rate, including the unused line of credit fee, for the quarter was 25.4%. The maximum and minimum amounts borrowed were $2,304,000 and $680,000. The Company incurred lending fees of approximately $206,000 plus unused line fees of $16,000. Of these fees, approximately $180,000 were considered debt origination costs incurred on March 27, 2006 which will be amortized to interest expense over a one year period.

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

7. Supplemental Cash Flow and Balance Sheet Information

The following supplemental cash flow information is provided for interest paid in cash relating to investing and financing activities for the three months ended March 31, 2006 and 2005:

($ in thousands)	2006	2005
Cash paid for interest	$278	$335

The following supplemental balance sheet information is provided for other current assets, property and equipment, other long-term assets, accounts payable and accrued expenses, debt, and common stock:

Other current assets

	March 31,	December 31,
($ In Thousands)	2006	2005
	(Unaudited)
Prepaid insurance	$76	$79
Prepaid rent, software, and other expenses	15	24
Debt origination costs	323	292
Collected Reserves at Wells Fargo	20	—
Other current assets	11	11
Total other current assets	$445	$406

Property and Equipment

Property and equipment consists of:

	March 31,	Dec 31,
($ In Thousands)	2006	2005
	(Unaudited)

Computer equipment and software	$3,880	$3,880
Furniture and equipment	1,093	1,093
Leasehold improvements	60	60
	5,033	5,033
Less accumulated depreciation and amortization	(4,896)	(4,855)
Property and equipment, net	$137	$178

Depreciation and amortization of property and equipment was approximately $41,000 and $70,000 for the three months ended March 31, 2006 and 2005, respectively. Also included in depreciation and amortization expense is amortization of assets under capital leases in 2006 and 2005 of approximately $12,000 and $11,000   The unamortized balance of assets under capital leases was approximately $37,000 and $49,000 at March 31, 2006 and December 31, 2005, respectively. These assets are included in computer equipment.

Goodwill

There was no change in goodwill for the three months ended March 31, 2006.

Other Assets

Other assets consist primarily of deposits of $151,000 at March 31, 2006 and $156,000 at December 31, 2005.

Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consist of:

	March 31,	Dec 31,
($ In Thousands)	2006	2005
	(Unaudited)
Trade accounts payable	$3,692	$3,264
Accrued expenses	3,341	3,037
Accrued compensation	1,815	1,648
Accrued payroll expense	3,773	4,120
	$12,621	$12,069

Included in accrued compensation are accrued commissions, bonuses and contractors’ payroll. Accrued payroll expense includes the non-payment of payroll tax liabilities due to the IRS. Penalties and interest accrued at March 31, 2006 on the past due taxes of approximately $1,357,000 are included in accrued expenses. In the future if any of the penalties and/or interest are abated, this accrual may decrease significantly.

Long-Term Debt and Guarantees of Debt

	March 31,	December 31,
($ In Thousands)	2006	2005
	(Unaudited)
Minimum deferred payment obligations:
Texcel acquisition	$225	$270
MRN acquisition	55	55
Colpitt Participation Note	550	550
Colpitt Short-Term Promissory Note 1	29	29
Colpitt Line of Credit	975	975
Colpitt Short-Term Promissory Note 2	175	175
Colpitt Short-Term Promissory Note 3	100	100
Colpitt Short-Term Promissory Note 4	100	100
Colpitt Short-Term Promissory Note 5	110	110
Colpitt Short-Term Promissory Note 6	—	—
Various Short-Term Promissory Notes	75	75
Moore Short-Term Promissory Note	10	10
Colpitt Short-Term Promissory Note 7 & 8	257	257
Colpitt Short-Term Promissory Note 9	110	110
Carpenter Short-Term Promissory Note 10	172	171
Coe Short-Term Promissory Note 11	145	—
Coe Short-Term Promissory Note 12	35	—
Langkop Short-Term Promissory Note 13	28	—
Short-Term Promissory Notes from Private Offering	97	—
Moore Short-Term Promissory Note	38	—
	3,286	2,987
Less current maturities	(3,286)	(2,987)
Total long-term debt	$—	$—

Additions to debt during 2005 and 2006 represent the following:

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

Various Short-Term Promissory Notes - On September 19, 2005, the Company received $75,000 in financing from 3 individuals and entered into 3 separate short-term promissory notes for $25,000. These notes bear interest at the rate of 12% per year and have a maturity date of September 19, 2006, with an optional extension until September 19, 2007. The 3 individuals were each issued a warrant to purchase 12,500 shares of common stock at an exercise price of $0.53 as additional consideration for this financing. Additionally, each of the individuals has the right to convert their note into 25,000 shares of the Company’s common stock at any time prior to the maturity date in lieu of payment.

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

Carpenter Short-Term Promissory Note 10 - On December 23, 2005, the Company received $175,000 in financing from James Carpenter and entered into a short-term promissory note. This note bears interest at the rate of 10% per year and has a maturity date of December 23, 2006. The Company is also obligated to pay a loan fee of $25,000 to the James Carpenter for this financing. Carpenter was issued a warrant to purchase 68,750 shares of common stock at an exercise price of $0.08 as additional consideration for this financing. Carpenter has the right to convert this note into 175,000 shares of the Company’s common stock at any time prior to the maturity date in lieu of payment. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded an initial $4,000 discount on this note which as of 3/31/06 was amortized to $3,000.

Coe Short-Term Promissory Note 11 - On January 16, 2006, the Company received $150,000 in financing from Barbara Coe and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of May 31, 2006. Coe was issued a warrant to purchase 60,000 shares of common stock at an exercise price of $0.13 as additional consideration for this financing. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded an initial $7,000 discount on this note which as of 3/31/06 was amortized to $5,000.

Coe Short-Term Promissory Note 12 - On March 2, 2006, the Company received $35,000 in financing from Barbara Coe and entered into a short-term promissory note. This note bears interest at the rate of 12% per year and has a maturity date of March 2, 2007, with an optional extension until March 2, 2008. Coe was issued a warrant to purchase 3,500 shares of common stock at an exercise price of $0.10 as additional consideration for this financing. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded an initial $500 discount on this note which as of 3/31/06 remained roughly $500.

Langkop Short-Term Promissory Note 13 - On March 2, 2006, the Company received $50,000 in financing from Gene Langkop and entered into a short-term promissory note. At March 31, 2006, $20,000 had been repaid and a principal balance of $30,000 remains. This note bears interest at the rate of 12% per year and has a maturity date of March 2, 2007, with an optional extension until March 2, 2008. Langkop was issued a warrant to purchase 23,000 shares of common stock at an exercise price of $0.10 as additional consideration for this financing. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded an initial $2,000 discount on this note which as of 3/31/06 remained roughly $2,000.

Various Short-Term Promissory Notes - On March 6 and 21, 2006, the Company received $100,000 in financing from two individuals and entered into short-term promissory notes under a private debt offering.. These notes bear interest at the rate of 12% per year and have a maturity date of March 31, 2007, with an optional extension until March 31, 2008. The two individuals were each issued a warrant to purchase 5,000 shares of common stock at an exercise price of $0.10 as additional consideration for this financing. Pursuant to the APB Opinion 14 regarding the Accounting of Debt Issued with Stock Purchase Warrants, we recorded an initial $3,000 discount on this notes which as of 3/31/06 remained roughly $3,000.

Moore Short-Term Promissory Note - On March 20, 2006, the Company received $38,000 in financing from J. Michael Moore, CEO of the Company. This note bears interest at the rate of 12% per year and has a maturity date of March 20, 2007, with an optional extension until March 20, 2008.

Texcel Acquisition Debt- In the first quarter, the Company entered into settlement agreements on certain Texcel acquisition debt. Under these agreements, approximately $17,000 of payments was made in the quarter plus a $28,000 gain on extinguishment of debt was recorded.

Common stock

At March 31, 2006, the Company had 50,000,000 shares of $0.10 par value common stock, 1,000,000 shares of $1.00 par value preferred stock authorized, and 215,000 shares of $10 par value preferred stock authorized. There were 5,272,693 shares of common stock outstanding at March 31, 2006, plus 501,559 shares of treasury stock are held by the Company. There were no shares of $1.00 par value preferred stock outstanding at March 31, 2006. There were 211,875 shares of $10 par value Series A convertible preferred stock outstanding at March 31, 2006. During the first quarter of 2006, options to purchase 50,000 shares of common stock and warrants to purchase 1,206,500 shares of common stock were issued.

8. Commitments and Contingencies

As of March 31, 2006, the Company is a party to various litigation matters involving claims against the Company. With respect to those matters, management believes the claims against the Company are without merit and/or that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

The Company has not made all of its payments to its 401(k) plan on a timely basis, which could result in penalties due. At March 31, 2006, the Company had not forwarded approximately $316,000 to the administrator of the 401(k). To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments. On March 1, 2006, the Company suspended adding new participants or continuing deductions on existing 401K participants.

The Company has not made all of its payments to its deferred compensation plan on a timely basis, which could result in penalties due. At March 31, 2006, the Company had not forwarded approximately $51,000 of contributions due to the plan. To avoid or reduce any potential penalties, the Company may make additional contributions for employees for investment losses, if any, they may have suffered as a result of the late payments.

The Company has a self-funded medical plan. Employees who are eligible for this plan may pay an amount fixed annually to cover the employee and/or family members. The Company has not made all medical payments on a timely basis, which could result in penalties due or lost discounts from medical providers under out medical plan. At March 31, 2006, the Company had medical obligation due of approximately $616,000. The plan is unfunded and any amounts due are not secured in the event of a bankruptcy filing.

As of March 31, 2006, payroll tax liabilities incurred of approximately $3,200,000 have not been paid (excluding any penalty and interest payments due on the underpayment). The Company first disclosed that it had not paid all payroll taxes when due in June 2004. Taxes on payrolls after November 3, 2004, have been paid when due as part of an agreement with the Internal Revenue Service (the “IRS”), as discussed below. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company’s operations. There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company’s financial condition and on our ability to continue as a going concern.

9. Subsequent Events

Proposed Sale of Nursing Unit

On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a deposit to the Company. This letter of intent formally expired on May 12, 2006; however, sporadic, verbal negotiations have continued. Due to the fact that no written agreements are currently executed and in effect, there can be no assurances that a sale will be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVERSIFIED CORPORATE RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2006

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

Transformation of Our Business

The changing environment of the job market over the past four years has caused staffing companies to either change with the times or perish. To adjust with the trends, we have:

•                  shifted our revenue mix to focus more on temporary and contract staffing services rather than direct placements; however, with recent improved market conditions we expect this mix to change.

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

As a result of the changes discussed above, we have largely transformed the Company from its historical roots in direct placement services and dependence on the telecommunications industry to a more balanced revenue model revolving around contract staffing in various industries. For most of our existence, we routinely generated 80% or more of our annual revenues from direct placement activities. While the direct placement business is typically capable of generating net margins after commissions of approximately 50%, the revenues are volatile and difficult to forecast and finance. By the end of the first quarter 2006, we had largely reversed the composition of our revenues, with 73% of our revenues generated through temporary and contract staffing and 27% of our revenues from direct placement activities. We also diversified our industry base targeting high-growth areas, such as the bio-pharmaceutical and healthcare industry, to augment our more traditional information technology and engineering base.

These strategic changes require us to evaluate our fixed costs to be more in line with our new revenue model. In the first quarter of 2006, gross margins were 40.5% of revenues as compared to 35.0% of revenues in 2005. Direct placement revenues for the year were 27% of total revenue as compared to 18% of total revenue in 2005. General and administrative expenses decreased by $92,000 from 20.0% of revenues or $1.87 million in 2005, to 23.5% of revenues or $1.78 million during 2006. Primary contributors to this decrease were a $166,000 million decrease in professional and legal fees; a $127,000 decrease in staff salaries; plus a $56,000 decrease in office rent offset by a $234,000 increase in insurance costs and $23,000 of other miscellaneous items. Management expects general & administrative expenses to start leveling off; however, we continue to work on cost cutting measures and consolidation of operations.

We are implementing other plans, as discussed in “Liquidity and Capital Resources” below, which we believe will help solve our current liquidity problems and allow us to regain positive cash flow from operations over the next year. If these changes are not accomplished, we may be unable to continue as a going concern.

Proposed Divestiture of Nursing Unit

On April 3, 2006, the Company executed a letter of intent with InterStaff, Inc. to sell certain assets of the nursing unit for $477,000 plus certain closing adjustments. The Company would also retain the accounts receivable of the unit and all liabilities incurred from its date of acquisition, February 17, 2004, to closing. On April 7, 2006, pursuant to the terms of the letter of intent, Interstaff advanced $100,000 in the form of a deposit to the Company. This letter of intent formally expired on May 12, 2006; however, sporadic, verbal negotiations have continued. Due to the fact that no written agreements are currently executed and in effect, there can be no assurances that a sale will be completed.

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

Future Growth through Diversification and Acquisitions

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

RESULTS OF OPERATIONS

The Quarter Ended March 31, 2006 Compared to The Quarter Ended March 31, 2005

Service Revenues and Gross Profit

($ in thousands)	2006	2005	Difference

Direct placements	$2,011	$1,708	$303
Temporary and contract staffing	5,554	7,645	(2,091)
Net service revenues	7,565	9,353	(1,788)

Direct costs of temporary and contract staffing	(4,500)	(6,084)	(1,656)
Gross profit	$3,065	$3,269	$(204)

For the first quarter of 2006, net service revenue decreased $1,788,000, or 19.1%, to $7,565,000 as compared to $9,353,000 for the previous year. Revenues from direct placements increased $303,000, or 17.7%, as customers increased hiring new staff in 2006. Our contract and temporary staffing revenues decreased $2,091,000, or 27.3%. The decrease in temporary and contract staffing as compared to the prior year was due primarily to the end of several temporary assignments which did not continue in 2006 as well as clients hiring contractors on assignment full-time. In the first quarter of 2006, the percentage of temporary and contract staffing revenues to total revenues decreased to 73% versus 82% in 2005.

For the first quarter of 2006, gross profit decreased by $204,000, or 6.2%, to $3,065,000 as compared to $3,269,000 in the previous year. Since sales expenses on direct placements are accounted for as an operating expense, the gross margins on direct placements are typically 100% of sales. The net margin for direct placements after deducting commissions, which are classified as selling expense, is typically 50%. Contract margins on the other hand can range anywhere from 15% to 36% depending on our level of overall involvement in the contract. Therefore, when temporary and contract revenues decreased from 2005 to 2006, our direct costs registered a corresponding $1,656,000 decrease and our gross profit decreased to $3,065,000. Our gross margin on our temporary and contract staffing business decreased in 2006 to 19.0% from 20.4% in 2005 due to the decline in temporary staffing revenues which has higher margins than contract staffing revenues. Overall gross profit, as a percentage of net service revenue, increased to 40.5%, as compared with 35.0% in the previous year, due primarily to the increased percentage of revenues from direct placements which have higher margins than temporary and contract staffing revenues.

Operating expenses

Operating expenses amounted to $3,506,000 for the first quarter of 2006, a decrease of $263,000, or 7.0%, as compared to the previous year. As part of this decrease, selling, general & administrative expenses (S,G&A) decreased by $277,000 plus depreciation and amortization decreased by $29,000 offset by an increase in stock-based employee compensation. Selling expenses for 2006 were $1,620,000, a decrease of $185,000 from 2005. The decrease was due primarily to the decrease in commissions paid from the decrease in contract and direct placement revenues. In addition, general and administrative expenses decreased by $92,000, as compared to the previous year. The decrease was primarily due to a $166,000 million decrease in professional and legal fees; a $127,000 decrease in staff salaries; plus a $56,000 decrease in office rent offset by a $234,000 increase in insurance costs and $23,000 of other miscellaneous items. We recorded a non-cash stock-based employee compensation charge of $65,000 in the first quarter of 2006 as compared to $22,000 in 2005. Depreciation and amortization expense decreased to $41,000 in 2006 as compared to $70,000 in the previous year.

Other expense items

For the first quarter of 2006, net interest expense increased by $119,000 to $592,000, due primarily to increased borrowings as well as the higher cost of our borrowings. Also, the Company had a gain on early extinguishment of debt of $28,000 compared to $0 in 2005.

Income Taxes

We did not report any income tax benefit from our losses before income taxes in the three months ended March 31, 2006 or 2005 due to our determination that we may not be able to realize the full benefit of our deferred tax assets.

Dividends on Preferred Stock

We issued preferred stock in March 2004. The dividend on the preferred stock is due quarterly and is cumulative. The Board of Directors has not declared or authorized payment of the dividends that have accrued from the issue date to March 31, 2006. However, the results of operations have been adjusted to reflect the amount of dividends that would be due had they been declared.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at March 31, 2006 was $2,000. Because all cash receipts are deposited into our lockboxes and swept daily by our lender, combined with our policy of maintaining zero balances in our operating accounts, we maintain only a minimal amount of cash on hand. Cash provided by financing activities during the quarter totaled $470,000, resulting primarily from the issuance of new debt obligations. Cash used by operating activities was $470,000.

As a result of the recession that started in 2000 and the impact it has had on the direct placement and temporary staffing industry, the Company’s revenues have declined approximately 55% from levels achieved in 2000. The Company has also reported net losses for the last four years as a result of the decline in its business, and the Company’s current liabilities of $18.7 million exceed its current assets of $4.4 million as of March 31, 2006.

 The Company currently finances itself through factoring of, or lines of credit based on, its accounts receivable. The amount of funds available under these agreements depends on the amount of accounts receivable accepted by the lenders. The Company operates with minimal cash balances as all cash receipts are deposited into the Company’s lockboxes, which are swept daily by its lenders. While the Company has generally sought to borrow the maximum amounts available from these facilities during 2006, the facilities have been inadequate in providing enough funds to maintain operations, which has resulted in the Company having to use other measures to continue to fund operations.

During 2005, the Company reduced staff and closed offices to reduce its funds outflow. In 2004, the Company had not paid all employer and employee payroll taxes when due. The amount of unpaid payroll taxes at March 31, 2006, was approximately $3,200,000 plus penalties and interest. In addition, the Company is funding operations by not paying all vendors for products and services under normal credit terms, including payments on capital leases and other debt. The consequences of some of these tactics have or may result in penalties and/or fines for late payments or may involve legal actions against the Company. However, management of the Company believed that these steps were necessary at the time to maintain the Company while it sought to correct its cash flow issues.

In October 2004, the Internal Revenue Service (the “IRS”) placed liens on the assets of two of the Company’s subsidiaries. The Company and the IRS reached an agreement that subordinates the claims by the IRS to the Company’s senior lenders so that the Company could continue to factor, and borrow against, its outstanding receivables and fund its operations. In November and December 2005, the IRS placed additional liens on the assets of the two subsidiaries. After the Company and the IRS entered into negotiations, and with the payment of $277,000 of the Company’s past due tax liability, the Company and the IRS entered into both installment agreements and subordination agreements whereby the IRS subordinated its liens to the Company’s senior lender so that the Company could continue to factor, and borrow against, its outstanding receivables. The Company believes these arrangements bring greater clarity to the Company’s agreements with the IRS.

The Company agreed, as part of the subordination agreement, that it would pay all future payroll tax liabilities after the date of the subordination agreement when due. The Company also agreed, as part of the installment agreement, that it would pay $40,000 a month on past obligations. The IRS reserves the right to change or cancel the agreement at any time. If the Company fails to pay any future tax liability on a timely basis, the subordination agreement will expire and the senior lender will stop funding the Company’s operations. Our lender is continuing to fund us. The Company has entered into amendments with our lender that acknowledges the extended subordination agreement with the IRS. Currently, our lender may demand repayment at any time. There can be no assurance that the IRS will not remove their subordination agreement, which would lead the senior lender to remove their financing. This would have a material adverse affect on the Company’s financial condition and on our ability to continue as a going concern.

The Company has completed, or is seeking to complete, certain transactions which will partially address the going concern issues it faces.

During 2004 and 2005, the Company has entered into several debt agreements. In the 4th quarter of 2004, the Company received a short-term loan from the James R. Colpitt Trust (the “Colpitt Trust”) that was structured as a $550,000 participation loan in the Greenfield Line of Credit. In the 1st and 2nd quarters of 2005, the Company has received additional loans from the Colpitt Trust in the form of a $175,000 promissory note and a $1 million line of credit. The balance of the promissory note was approximately $30,000 as of December 31, 2005, and the advances on the line of credit totaled $975,000 for the twelve months ending December 31, 2005. The Company is currently in default of the terms of these two agreements. In the 3rd quarter of 2005, the Company received additional loans of $560,000 from the Colpitt Trust of which $75,000 was repaid. The Company has also received short-term loans of $75,000 in the 3rd quarter of 2005 from 3 separate individuals and has received a $10,000 short-term loan from J. Michael Moore, CEO of the Company. In the 4th quarter of 2005, we received additional loans of $367,000 from the Colpitt Trust and a short-term loan of $175,000 from a private lender. In the 1st quarter of 2006, the Company has received short-term loans of $353,000 including $38,000 from J. Michael Moore, CEO of the Company. These short-term loans have helped to offset our cash flow issues which have been caused primarily by the decline in revenues experienced.

The Company has been focused on reducing expenses. Based on these efforts, we reduced operating expenses by approximately $5.1 million for the twelve months ending December 31, 2005 as compared to the same period in the prior year. In 2006 thusfar, operating expensing have declined by approximately $263,000 for the three months ending March 31, 2006 as compared to the same period in the prior year.

Thusfar in 2006, management has also:

•                  Negotiated and obtained installment agreements on amounts due the IRS,

•                  Negotiated several settlement agreements on certain debts,

•                  Entered into a buyout of the Wells Fargo Factoring Agreement to consolidate all lending under a $4.5 million line of credit through Greenfield Commercial Credit at materially lower financing costs,  and

•                  Initiated a private debt offering.

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

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted Statement No. 123 (R) which will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not believe that the adoption of FASB Statement 123 (R) will have a material effect on our results of operations since the Company had followed FASB Statement No. 123.

Effective January 1, 2003 through December 31, 2005, the Company adopted the fair value recognition method of accounting for stock-based employee compensation. Under the modified prospective method of adoption selected by us, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method been applied to all options granted, modified or settled after December 31, 1994. The actual expense charge depends on the method and factors used to calculate the fair value of the options at their grant date. We begin recognizing such compensation cost as if all grants will entirely vest.

Self-Insurance Reserves

We are self-insured for our employee medical coverage. Provisions for claims under the self-insured coverage are based on our actual claims experience using actuarial assumptions followed in the insurance industry, after consideration of excess loss insurance coverage limits. Management believes that the amounts accrued are adequate to cover all known and incurred but unreported claims at March 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “continue,” “may,” “should,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that these future events will transpire as expected. Such risks and uncertainties include, among other things, those described herein and in the “Risk Factors” section and elsewhere in our Form 10-K for the year ended December 31, 2005, which should be read in conjunction with this Form 10-Q. Should one or more of those risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. Subsequent written and oral “forward-looking” statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Risk Factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                                                                                      Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the earnings of its cash equivalent short-term investments, as well as interest expense on our line of credit borrowings. Our factoring liability is not based directly on current rates; the factor takes a fee based on a set percentage of the outstanding balance of accounts receivable that are accepted. During the first quarter of 2006, we did enter into a line of credit and a participation agreement that is based on prime. To the extent we have borrowed against that line of credit and participation agreement, any change in the prime rate will increase our borrowing cost. Based on the balance of the line of credit and participation agreement at March 31, 2006 of $2,853,900, a 1% increase in the prime rate would have an approximate $28,500 annual impact on our interest expense.

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

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide the necessary assurance that there are no material misstatements in the Company’s audited consolidated financial statements on Form 10-K or in the Company’s unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarterly period ended March 31, 2006. Management believes that there have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Also, as disclosed in a press release and Form 8-K filed December 29, 2005, a preferred shareholder, HIR Preferred Partners, L.P, filed an action against certain officers, employees and directors of DCRI, and certain lenders asserting various claims arising out of Plaintiff’s purchase of preferred shares of DCRI. HIR Preferred is demanding repayment of its $550,000 investment, unpaid dividends accrued since February 2004, attorney fees, interest, and other costs and damages. The Company believes this claim is without merit and intends to vigorously defend itself.

As of March 31, 2006, the Company is also a party to various other litigation matters involving claims against the Company. With respect to those matters, management believes the claims against the Company are without merit and/or that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Options

On January 1, 2006, the Company granted Stock Options to Samuel E. Hunter, a director of the company, for his anniversary grant. The company granted 25,000 shares with an exercise price of $0.07 per share.

On February 19, 2006, the Company granted Stock Options to John M. Gilreath, a director of the company, for his anniversary. The company granted 25,000 shares with an exercise price of $0.09 per share

Issuance of Warrants

 On January 16, 2006, warrants to purchase 60,000 shares of common stock at an exercise price of $0.13 were issued to Barbara Coe as consideration for a $150,000 short-term borrowing. On March 16, 2006, warrants to purchase 3,500 shares of common stock at an exercise price of $0.10 were issued to Barbara Coe as consideration for a $35,000 short-term borrowing. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On February 27, 2006, warrants to purchase 1,050,000 shares of common stock at an exercise price of $0.10 were issued to twelve individuals as consideration for past and future professional services, legal services, or consulting services provided to the Company. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On March 2, 2006, warrants to purchase 23,000 shares of common stock at an exercise price of $0.10 were issued to Gene Langkop as consideration for $50,000 of short-term borrowings. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2006, warrants to purchase 10,000 shares of common stock at an exercise price of $0.10 were issued to two debtors as consideration for $100,000 of short-term borrowings. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

During the first quarter of 2006, two employees were issued warrants to purchase 30,000 shares of common stock, each, at exercise prices ranging from $.09 to $0.18 as consideration for a payment plan on obligations due. Neither the issuance of the warrants nor the shares to be issued upon exercise of these warrants have been registered under the Securities Act. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Dividends due on the Company’s Series A convertible preferred stock, par value $10, of $52,969 have not been declared or paid for the quarter ended March 31, 2006. The cumulative arrearage from the date of issuance through March 31, 2006, amounts to $431,000 or $2.03 per share of Preferred Stock outstanding.

Colpitt Short-Term Promissory Note 1 from the James R. Colpitt Trust with a remaining principal balance of approximately $29,000 as of March 31, 2006 is currently in default. Interest incurred but unpaid is roughly $8,000.

The Colpitt Line of Credit from the James R. Colpitt Trust with a remaining principal balance of approximately $975,000 as of March 31, 2006 is currently in default. Interest incurred but unpaid is roughly $113,000.

ITEM 5. OTHER INFORMATION

None

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

Diversified Corporate Resources, Inc.

	By	/s/ Michael C. Lee
June 7, 2006		Michael C. Lee Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)